Form 10-Q
period 2023-09-30
COMMUNITY BANK SYSTEM, INC.
filed 2023-11-09
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on October 31, 2023: 53,385,565 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$455,807	$209,896
Available-for-sale investment securities includes pledged securities that can be sold or repledged of $542,828 and $466,902, respectively (cost of $3,314,815 and $4,675,474, respectively)	2,767,636	4,151,851
Held-to-maturity securities (fair value of $990,660 and $1,034,795, respectively)	1,125,540	1,079,695
Equity and other securities (cost of $66,006 and $82,424, respectively)	66,825	83,342

Loans	9,450,066	8,809,394
Allowance for credit losses	(64,945)	(61,059)
Loans, net of allowance for credit losses	9,385,121	8,748,335

Goodwill	845,396	841,841
Core deposit intangibles, net	9,087	12,304
Other intangibles, net	46,851	48,692
Goodwill and intangible assets, net	901,334	902,837

Premises and equipment, net	174,749	160,778
Accrued interest and fees receivable	46,933	52,613
Other assets	462,377	446,304

Total assets	$15,386,322	$15,835,651

Liabilities:
Noninterest-bearing deposits	$3,780,519	$4,140,617
Interest-bearing deposits	9,250,269	8,871,691
Total deposits	13,030,788	13,012,308

Overnight borrowings	0	768,400
Securities sold under agreement to repurchase, short-term	330,252	346,652
Other Federal Home Loan Bank borrowings	316,837	19,474
Subordinated notes payable	0	3,249
Accrued interest and other liabilities	153,506	133,863
Total liabilities	13,831,383	14,283,946

Commitments and contingencies (See Note J)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,363,812 and 54,190,201 shares issued, respectively	54,364	54,190
Additional paid-in capital	1,057,433	1,050,231
Retained earnings	1,179,196	1,152,452
Accumulated other comprehensive loss	(691,693)	(686,439)
Treasury stock, at cost (936,823 shares, including 119,308 shares held by deferred compensation arrangements at September 30, 2023, and 452,952 shares including 135,437 shares held by deferred compensation arrangements at December 31, 2022)	(51,198)	(26,485)
Deferred compensation arrangements (119,308 and 135,437 shares, respectively)	6,837	7,756
Total shareholders’ equity	1,554,939	1,551,705

Total liabilities and shareholders’ equity	$15,386,322	$15,835,651

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$115,138	$88,434	$322,775	$238,907
Interest and dividends on taxable investments	18,969	23,737	61,718	71,228
Interest and dividends on nontaxable investments	3,449	3,704	10,569	9,611
Total interest income	137,556	115,875	395,062	319,746

Interest expense:
Interest on deposits	24,555	3,855	53,431	9,111
Interest on borrowings	5,215	1,588	13,498	2,113
Interest on subordinated notes payable	0	38	38	115
Total interest expense	29,770	5,481	66,967	11,339

Net interest income	107,786	110,394	328,095	308,407
Provision for credit losses	2,878	5,061	7,130	12,005
Net interest income after provision for credit losses	104,908	105,333	320,965	296,402

Noninterest revenues:
Deposit service fees	16,007	17,452	46,839	49,745
Mortgage banking	113	171	399	595
Other banking services	1,471	912	4,535	2,521
Employee benefit services	29,997	27,884	87,946	86,385
Insurance services	12,113	11,332	35,495	31,521
Wealth management services	7,934	7,502	24,037	24,276
Loss on sales of investment securities	0	0	(52,329)	0
Gain on debt extinguishment	0	0	242	0
Unrealized loss on equity securities	(49)	(4)	(99)	(24)
Total noninterest revenues	67,586	65,249	147,065	195,019

Noninterest expenses:
Salaries and employee benefits	70,687	66,190	210,208	193,236
Data processing and communications	15,480	14,184	42,900	40,454
Occupancy and equipment	10,358	10,364	31,835	31,740
Amortization of intangible assets	3,576	3,837	10,948	11,420
Legal and professional fees	3,826	3,194	12,129	10,196
Business development and marketing	4,628	3,616	12,096	9,975
Acquisition expenses	0	409	56	4,668
Acquisition-related contingent consideration adjustment	80	0	1,080	400
Other expenses	7,869	6,391	22,342	16,327
Total noninterest expenses	116,504	108,185	343,594	318,416

Income before income taxes	55,990	62,397	124,436	173,005
Income taxes	11,861	13,706	26,218	37,454
Net income	$44,129	$48,691	$98,218	$135,551

Basic earnings per share	$0.82	$0.90	$1.82	$2.51
Diluted earnings per share	$0.82	$0.90	$1.82	$2.49

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Pension and other post retirement obligations:
Amortization of actuarial (gains) losses included in net periodic pension cost, gross	$(550)	$220	$(1,648)	$660
Tax effect	134	(53)	401	(160)
Amortization of actuarial (gains) losses included in net periodic pension cost, net	(416)	167	(1,247)	500

Amortization of prior service cost included in net periodic pension cost, gross	160	109	480	327
Tax effect	(39)	(26)	(117)	(79)
Amortization of prior service cost included in net periodic pension cost, net	121	83	363	248

Other comprehensive (loss) income related to pension and other post-retirement obligations, net of taxes	(295)	250	(884)	748

Net unrealized losses on investment securities:
Net unrealized holding losses on investment securities, gross	(105,326)	(301,023)	(58,105)	(919,962)
Tax effect	25,630	73,119	14,120	223,460
Net unrealized holding losses on investment securities, net	(79,696)	(227,904)	(43,985)	(696,502)

Reclassification adjustment for net losses included in net income, gross	0	0	52,329	0
Tax effect	0	0	(12,714)	0
Reclassification adjustment for net losses included in net income, net	0	0	39,615	0

Other comprehensive loss related to unrealized losses on investment securities, net of taxes	(79,696)	(227,904)	(4,370)	(696,502)

Other comprehensive loss, net of taxes	(79,991)	(227,654)	(5,254)	(695,754)
Net income	44,129	48,691	98,218	135,551
Comprehensive (loss) income	$(35,862)	$(178,963)	$92,964	$(560,203)

	As of
	September 30,	December 31,
	2023	2022
Accumulated Other Comprehensive Loss By Component:
Unrealized loss for pension and other post-retirement obligations	$(42,701)	$(41,533)
Tax effect	10,516	10,232
Net unrealized loss for pension and other post-retirement obligations	(32,185)	(31,301)

Unrealized loss on investment securities	(870,559)	(864,783)
Tax effect	211,051	209,645
Net unrealized loss on investment securities	(659,508)	(655,138)

Accumulated other comprehensive loss	$(691,693)	$(686,439)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended September 30, 2023 and 2022

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at June 30, 2023	53,528,090	$54,364	$1,054,871	$1,159,126	$(611,702)	$(46,038)	$6,785	$1,617,406

Net income				44,129				44,129

Other comprehensive loss, net of tax					(79,991)			(79,991)

Dividends declared:
Common, $0.45 per share				(24,059)				(24,059)

Common stock activity under employee stock plans	71	0	47					47

Stock-based compensation			2,515					2,515

Treasury stock purchased	(100,000)					(5,108)		(5,108)

Treasury stock issued to benefit plans, net	(1,172)					(52)	52	0

Balance at September 30, 2023	53,426,989	$54,364	$1,057,433	$1,179,196	$(691,693)	$(51,198)	$6,837	$1,554,939

Balance at June 30, 2022	53,734,027	$54,185	$1,046,303	$1,098,664	$(518,727)	$(26,369)	$7,640	$1,661,696

Net income				48,691				48,691

Other comprehensive loss, net of tax					(227,654)			(227,654)

Dividends declared:
Common, $0.44 per share				(23,714)				(23,714)

Common stock activity under employee stock plans	2,892	3	284					287

Stock-based compensation			1,857					1,857

Treasury stock purchased to benefit plans, net	(903)					(57)	57	0

Balance at September 30, 2022	53,736,016	$54,188	$1,048,444	$1,123,641	$(746,381)	$(26,426)	$7,697	$1,461,163

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2023 and 2022

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at December 31, 2022	53,737,249	$54,190	$1,050,231	$1,152,452	$(686,439)	$(26,485)	$7,756	$1,551,705

Net income				98,218				98,218

Other comprehensive loss, net of tax					(5,254)			(5,254)

Dividends declared:
Common, $1.33 per share				(71,474)				(71,474)

Common stock activity under employee stock plans	173,610	174	537					711

Stock-based compensation			6,709					6,709

Distribution of stock under deferred compensation arrangements	19,264		(44)			1,126	(1,082)	0

Treasury stock purchased	(500,000)					(25,676)		(25,676)

Treasury stock issued to benefit plans, net	(3,134)					(163)	163	0

Balance at September 30, 2023	53,426,989	$54,364	$1,057,433	$1,179,196	$(691,693)	$(51,198)	$6,837	$1,554,939

Balance at December 31, 2021	53,878,047	$54,092	$1,041,304	$1,058,286	$(50,627)	$(10,610)	$8,362	$2,100,807

Net income				135,551				135,551

Other comprehensive loss, net of tax					(695,754)			(695,754)

Dividends declared:
Common, $1.30 per share				(70,196)				(70,196)

Common stock activity under employee stock plans	95,586	96	990					1,086

Stock-based compensation			6,047					6,047

Distribution of stock under deferred compensation arrangements	14,934		103			739	(842)	0

Treasury stock purchased	(250,000)					(16,378)		(16,378)

Treasury stock issued to benefit plans, net	(2,551)					(177)	177	0

Balance at September 30, 2022	53,736,016	$54,188	$1,048,444	$1,123,641	$(746,381)	$(26,426)	$7,697	$1,461,163

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net income	$98,218	$135,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,781	10,956
Amortization of intangible assets	10,948	11,420
Net amortization (accretion) on securities, loans and borrowings	3,675	(14,519)
Stock-based compensation	6,709	6,047
Gain on debt extinguishment	(242)	0
Provision for credit losses	7,130	12,005
Amortization of mortgage servicing rights	654	554
Loss on sales of investment securities	52,329	0
Unrealized loss on equity securities	99	24
Income from bank-owned life insurance policies	(1,762)	(1,543)
Net gain on sale of assets	(1,067)	(570)
Change in other assets and liabilities	(2,758)	(16,889)
Net cash provided by operating activities	183,714	143,036
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	582,614	210,152
Proceeds from maturities, calls, and paydowns of held-to-maturity investment securities	72	0
Proceeds from maturities and redemptions of equity and other investment securities	20,960	2,247
Proceeds from sales of available-for-sale investment securities	733,789	0
Purchases of available-for-sale investment securities	0	(1,348,400)
Purchases of held-to-maturity investment securities	(23,933)	0
Purchases of equity and other securities	(4,542)	(6,108)
Net increase in loans	(660,031)	(735,072)
Cash (paid) received for acquisitions, net of cash acquired of $0 and $84,988, respectively	(8,301)	345
Proceeds from sales of premises, equipment and other assets	5,902	1,928
Purchases of premises and equipment	(13,889)	(10,014)
Real estate limited partnership investments	0	(247)
Net cash provided by (used in) investing activities	632,641	(1,885,169)
Financing activities:
Net increase in deposits	18,480	52,858
Net (decrease) increase in overnight borrowings	(768,400)	119,800
Net (decrease) increase in securities sold under agreement to repurchase, short-term	(16,400)	28,052
Proceeds from other Federal Home Loan Bank borrowings	300,000	0
Payments on and maturities of other Federal Home Loan Bank borrowings	(2,713)	(71)
Payments of contingent consideration for acquisitions	(1,214)	0
Redemption of subordinated notes payable	(3,000)	0
Proceeds from issuance of common stock	711	1,086
Purchases of treasury stock	(25,839)	(16,555)
Increase in deferred compensation arrangements	163	177
Cash dividends paid	(71,048)	(69,681)
Withholding taxes paid on share-based compensation	(1,184)	(1,206)
Net cash (used in) provided by financing activities	(570,444)	114,460
Change in cash and cash equivalents	245,911	(1,627,673)
Cash and cash equivalents at beginning of period	209,896	1,875,064
Cash and cash equivalents at end of period	$455,807	$247,391
Supplemental disclosures of cash flow information:
Cash paid for interest	$64,147	$11,793
Cash paid for income taxes	29,198	41,061
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	24,189	23,750
Transfers from loans to other real estate	232	303
Transfers from premises and equipment, net to other assets	1,948	5,113
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	243	490,623
Fair value of liabilities assumed	18	543,507
Contingent consideration in exchange for acquired assets	1,450	0

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2023 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023.

NOTE B: ACQUISITIONS

Current and Prior Period Acquisitions

During the nine months ended September 30, 2023, the Company, through its subsidiaries OneGroup NY, Inc. (“OneGroup”) and OneGroup Wealth Partners, Inc. (“Wealth Partners”), completed the acquisition of certain assets of five financial services companies. The acquired companies provide insurance and wealth management services and are headquartered in New York, Pennsylvania, and Florida. Total aggregate consideration for these acquisitions was $7.9 million, including $6.5 million in cash and $1.4 million in contingent consideration arrangements. The contingent consideration arrangements are based on achieving certain levels of retained revenue over a period ranging from two to five years. The fair value of these arrangements has been recorded based on the assumption that retained revenue levels will meet or exceed the required threshold for the maximum contingent consideration payments. Aggregate assets acquired were $4.9 million, including $4.7 million of customer list intangible assets and the Company recorded goodwill of $3.0 million. The effects of the acquired assets have been included in the consolidated financial statements since the date of acquisition. Revenues and direct expenses included in the consolidated statements of income for the three and nine months ended September 30, 2023 were immaterial.

On March 1, 2023, the Company completed the acquisition of certain assets of Axiom Realty Group, which includes Axiom Capital Corp., Axiom Realty Management, LLC and Axiom Realty Advisors, LLC (collectively referred to as “Axiom”) for $1.8 million in cash. The Company recorded a $1.2 million customer list intangible and recognized $0.6 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.3 million and $0.4 million and direct expenses of approximately $0.5 million and $1.2 million were included in the consolidated statements of income for the three and nine months ended September 30, 2023, respectively.

On May 13, 2022, the Company completed its acquisition of Elmira Savings Bank (“Elmira”), a New York State chartered savings bank headquartered in Elmira, New York, for $82.2 million in cash. The acquisition enhanced the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. In connection with the acquisition, the Company acquired $583.6 million of identifiable assets, including $436.8 million of loans, $11.3 million of investment securities, and $8.0 million of core deposit intangibles, as well as $522.3 million of deposits. Goodwill of $42.1 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $3.9 million and $11.0 million and direct expenses of approximately $1.1 million and $3.5 million from the Elmira branch network, which may not include certain shared expenses, were included in the consolidated statements of income for the three and nine months ended September 30, 2023, respectively. Revenues of approximately $4.8 million and $7.2 million and direct expenses of approximately $1.2 million and $1.8 million from the Elmira branch network were included in the consolidated statements of income for the three and nine months ended September 30, 2022, respectively. The Company incurred certain transaction-related costs in 2022 in connection with the Elmira acquisition.

During 2022, the Company, through its subsidiary OneGroup, completed acquisitions of certain assets of four insurance agencies for an aggregate amount of $3.5 million in cash. The Company recorded a $2.9 million customer list intangible asset and a $0.1 million intangible asset for a noncompete agreement and recognized $0.5 million of goodwill in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since the date of acquisition. Revenues and direct expenses included in the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 were immaterial.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition, and were subject to adjustment based on updated information not available at the time of the acquisitions. Through the first nine months of 2023, the carrying amount of loans, accrued interest and fees receivable, other assets and other liabilities associated with the Elmira acquisition was adjusted upon receipt of new information. The adjustments resulted in a net decrease to goodwill of $0.1 million. During the nine months ended September 30, 2023, the carrying amount of other intangibles associated with the Axiom acquisition was adjusted upon receipt of new information. The adjustment resulted in a net decrease to goodwill of $0.6 million.

The Elmira and Axiom acquisitions generally expanded the Company’s banking presence in New York. The OneGroup and Wealth Partners acquisitions generally expanded the Company’s insurance and wealth management presence in New York, Florida and Pennsylvania. Management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2023			2022
(000s omitted)	Axiom	Other(1)	Total	Elmira	Other(2)	Total
Consideration:
Cash	$1,819	$6,482	$8,301	$82,179	$3,477	$85,656
Contingent consideration	0	1,450	1,450	0	0	0
Total net consideration	1,819	7,932	9,751	82,179	3,477	85,656

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	0	0	84,988	0	84,988
Investment securities	0	0	0	11,305	0	11,305
Loans, net of allowance for credit losses on PCD loans	0	0	0	436,796	0	436,796
Premises and equipment, net	25	41	66	11,303	14	11,317
Accrued interest and fees receivable	0	0	0	882	0	882
Other assets	2	175	177	30,337	0	30,337
Core deposit intangibles	0	0	0	7,970	0	7,970
Other intangibles	1,176	4,714	5,890	0	3,014	3,014
Deposits	0	0	0	(522,295)	0	(522,295)
Other liabilities	(9)	(9)	(18)	(3,596)	(34)	(3,630)
Other Federal Home Loan Bank borrowings	0	0	0	(17,616)	0	(17,616)
Total identifiable assets, net	1,194	4,921	6,115	40,074	2,994	43,068
Goodwill	$625	$3,011	$3,636	$42,105	$483	$42,588
(1)	Includes amounts for four OneGroup acquisitions and one Wealth Partners acquisition completed in 2023.
(2)	Includes amounts for four OneGroup acquisitions completed in 2022.

The Company acquired certain loans from Elmira for which there was not evidence of a more-than-insignificant deterioration in credit quality since origination (non-Purchased Credit Deteriorated, or “PCD”, loans) with an unpaid principal balance of $455.7 million at the acquisition date. Total fair value adjustments for non-PCD loans resulted in a net discount of $20.8 million.

The Company acquired certain loans from Elmira for which there was evidence of a more-than-insignificant deterioration in credit quality since origination (PCD loans). There were no investment securities acquired from Elmira for which there was evidence of a more-than-insignificant deterioration in credit quality since origination. The carrying amount of those loans is as follows at the date of acquisition:

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

The core deposit intangibles related to the Elmira acquisition and other intangibles related to three of the OneGroup acquisitions completed in 2022, the OneGroup and Wealth Partners acquisitions completed in 2023, and the Axiom acquisition are being amortized using an accelerated method over an estimated useful life of eight years. The other intangibles associated with the fourth remaining OneGroup acquisition completed in 2022 are being amortized using an accelerated method over their estimated useful life of ten years. The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Elmira and Axiom acquisitions and the All Other segment for the OneGroup and Wealth Partners acquisitions completed in 2023 and 2022. Goodwill arising from the Elmira acquisition is not deductible for tax purposes. Goodwill arising from the Axiom acquisition and the OneGroup and Wealth Partners acquisitions completed in 2023 and 2022 is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses were immaterial for the three and nine months ended September 30, 2023. Merger and acquisition integration-related expenses were $0.4 million and $4.7 million during the three and nine months ended September 30, 2022, respectively. These expenses have been separately stated in the consolidated statements of income.

Supplemental Pro Forma Financial Information

The following unaudited condensed pro forma information assumes the Elmira acquisition had been completed as of January 1, 2021 for the three and nine months ended September 30, 2022. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisition.

The pro forma information set forth below reflects the historical results of Elmira combined with the Company’s consolidated statements of income with adjustments related to (a) certain purchase accounting fair value adjustments and (b) amortization of core deposit intangibles. Acquisition-related expenses totaling $0.4 million and $4.7 million for the three and nine months ended September 30, 2022, respectively, related to Elmira were included in the pro forma information as if they were incurred in the first quarter of 2021. The effects of the Elmira acquisition are reflected in all periods in 2023.

	Pro Forma (Unaudited)
	Three Months Ended	Nine Months Ended
(000’s omitted)	September 30, 2022	September 30, 2022
Total revenue, net of interest expense	$175,595	$512,687
Net income	49,016	141,138

NOTE C: SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 76 through 87 of the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023 except as noted below.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2023, $35.3 million of accounts receivable, including $8.1 million of unbilled fee revenue and $0.9 million of unearned revenue, was recorded in the consolidated statements of condition. As of December 31, 2022, $33.3 million of accounts receivable, including $8.8 million of unbilled fee revenue, and $1.1 million of unearned revenue, was recorded in the consolidated statements of condition.

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

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,378,607	$0	$399,168	$1,979,439	$3,660,546	$0	$417,009	$3,243,537
Obligations of state and political subdivisions	506,838	20	72,393	434,465	549,118	506	45,327	504,297
Government agency mortgage-backed securities	411,083	6	74,018	337,071	444,689	58	60,114	384,633
Corporate debt securities	8,000	0	826	7,174	8,000	0	886	7,114
Government agency collateralized mortgage obligations	10,287	0	800	9,487	13,121	1	852	12,270
Total available-for-sale portfolio	$3,314,815	$26	$547,205	$2,767,636	$4,675,474	$565	$524,188	$4,151,851

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,101,679	$0	$134,091	$967,588	$1,079,695	$0	$44,900	$1,034,795
Government agency mortgage-backed securities	23,861	0	789	23,072	0	0	0	0
Total held-to-maturity portfolio	$1,125,540	$0	$134,880	$990,660	$1,079,695	$0	$44,900	$1,034,795

Equity and Other Securities:
Equity securities, at fair value	$251	$69	$0	$320	$251	$168	$0	$419
Federal Home Loan Bank common stock	26,524	0	0	26,524	47,497	0	0	47,497
Federal Reserve Bank common stock	33,568	0	0	33,568	31,144	0	0	31,144
Other equity securities, at adjusted cost	5,663	750	0	6,413	3,532	750	0	4,282
Total equity and other securities	$66,006	$819	$0	$66,825	$82,424	$918	$0	$83,342

Included in the Company’s investment securities portfolio is Federal Reserve Bank (“FRB”) common stock with a carrying value of $33.6 million and $31.1 million at September 30, 2023 and December 31, 2022, respectively. The investment in FRB stock represents approximately half of the total required subscription, and the remaining half is unpaid and remains subject to call by the FRB.

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of September 30, 2023

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000’s omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	0	$0	$0	64	$1,979,439	$399,168	64	$1,979,439	$399,168
Obligations of state and political subdivisions	285	165,835	12,417	434	263,067	59,976	719	428,902	72,393
Government agency mortgage-backed securities	65	11,134	539	727	325,079	73,479	792	336,213	74,018
Corporate debt securities	0	0	0	2	7,174	826	2	7,174	826
Government agency collateralized mortgage obligations	0	0	0	40	9,467	800	40	9,467	800
Total available-for-sale investment portfolio	350	$176,969	$12,956	1,267	$2,584,226	$534,249	1,617	$2,761,195	$547,205

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	23	$967,588	$134,091	0	$0	$0	23	$967,588	$134,091
Government agency mortgage-backed securities	16	23,072	789	0	0	0	16	23,072	789
Total held-to-maturity portfolio	39	$990,660	$134,880	0	$0	$0	39	$990,660	$134,880

As of December 31, 2022

	Less than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(000’s omitted)	#	Value	Losses	#	Value	Losses	#	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	41	$1,384,075	$132,511	61	$1,859,462	$284,498	102	$3,243,537	$417,009
Obligations of state and political subdivisions	582	370,524	35,488	76	47,923	9,839	658	418,447	45,327
Government agency mortgage-backed securities	497	190,727	19,508	274	189,919	40,606	771	380,646	60,114
Corporate debt securities	0	0	0	2	7,114	886	2	7,114	886
Government agency collateralized mortgage obligations	29	9,968	600	17	2,274	252	46	12,242	852
Total available-for-sale investment portfolio	1,149	$1,955,294	$188,107	430	$2,106,692	$336,081	1,579	$4,061,986	$524,188

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	23	$1,034,795	$44,900	0	$0	$0	23	$1,034,795	$44,900
Total held-to-maturity portfolio	23	$1,034,795	$44,900	0	$0	$0	23	$1,034,795	$44,900

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds two corporate debt securities in an unrealized loss position and, based on an analysis done by the Company, the issuers of the securities show a low risk of default. Timely interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of September 30, 2023 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale investment portfolio as of September 30, 2023. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $11.8 million at September 30, 2023 and is excluded from the estimate of credit losses.

Securities classified as held-to-maturity are included under the CECL methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at September 30, 2023 all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future, and these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. At September 30, 2023, the U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an AAA rating from Moody’s Investor Services and an AA+ rating from Standard & Poor’s. On August 1, 2023, Fitch downgraded the U.S. government’s long term rating from AAA to AA+. The credit rating downgrade does not impact the Company’s conclusion regarding the credit risk of U.S. government debt securities held in its investment portfolio. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of September 30, 2023. Accrued interest receivable on held-to-maturity debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $2.9 million at September 30, 2023 and is excluded from the estimate of credit losses. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000’s omitted)	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$17,031	$16,799
Due after one through five years	0	0	1,473,904	1,295,411
Due after five years through ten years	549,555	506,275	685,913	587,185
Due after ten years	552,124	461,313	716,597	521,683
Subtotal	1,101,679	967,588	2,893,445	2,421,078
Government agency mortgage-backed securities	23,861	23,072	411,083	337,071
Government agency collateralized mortgage obligations	0	0	10,287	9,487
Total	$1,125,540	$990,660	$3,314,815	$2,767,636

Investment securities with a fair value of $2.19 billion and $2.18 billion at September 30, 2023 and December 31, 2022, respectively, were pledged to collateralize certain deposits, borrowings and potential future borrowings. Securities pledged to collateralize certain deposits and borrowings included $542.8 million and $466.9 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at September 30, 2023 and December 31, 2022, respectively. All securities sold under agreement to repurchase as of September 30, 2023 and December 31, 2022 have an overnight and continuous maturity.

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

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	September 30,	December 31,
(000’s omitted)	2023	2022
Business lending	$3,914,935	$3,645,665
Consumer mortgage	3,196,764	3,012,475
Consumer indirect	1,708,302	1,539,653
Consumer direct	185,301	177,605
Home equity	444,764	433,996
Gross loans, including deferred origination costs	9,450,066	8,809,394
Allowance for credit losses	(64,945)	(61,059)
Loans, net of allowance for credit losses	$9,385,121	$8,748,335

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of September 30, 2023:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$13,545	$0	$5,638	$19,183	$3,895,752	$3,914,935
Consumer mortgage	15,282	2,908	25,205	43,395	3,153,369	3,196,764
Consumer indirect	15,175	290	0	15,465	1,692,837	1,708,302
Consumer direct	1,313	29	24	1,366	183,935	185,301
Home equity	3,331	504	2,255	6,090	438,674	444,764
Total	$48,646	$3,731	$33,122	$85,499	$9,364,567	$9,450,066

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of December 31, 2022:

	Past Due	90+ Days Past
	30 – 89	Due and		Total
(000’s omitted)	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
Business lending	$9,818	$0	$4,689	$14,507	$3,631,158	$3,645,665
Consumer mortgage	13,757	3,510	22,583	39,850	2,972,625	3,012,475
Consumer indirect	16,767	178	0	16,945	1,522,708	1,539,653
Consumer direct	1,307	132	28	1,467	176,138	177,605
Home equity	3,595	299	1,945	5,839	428,157	433,996
Total	$45,244	$4,119	$29,245	$78,608	$8,730,786	$8,809,394

No interest income on nonaccrual loans was recognized during the three and nine months ended September 30, 2023. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

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

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at September 30, 2023 and December 31, 2022:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Business lending:
Risk rating
Pass	$290,903	$659,190	$325,480	$205,591	$224,256	$710,607	$721,951	$526,358	$3,664,336
Special mention	19,647	3,463	18,359	2,655	3,523	58,407	22,473	43,473	172,000
Classified	459	2,746	2,657	5,146	2,863	21,488	14,428	28,324	78,111
Doubtful	0	0	0	488	0	0	0	0	488
Total business lending	$311,009	$665,399	$346,496	$213,880	$230,642	$790,502	$758,852	$598,155	$3,914,935

Current period gross charge-offs	$0	$160	$0	$0	$0	$0	$458	$0	$618

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total
Business lending:
Risk rating
Pass	$747,573	$373,913	$232,591	$246,820	$168,468	$604,745	$646,771	$401,531	$3,422,412
Special mention	2,787	4,836	3,781	3,676	14,593	45,627	29,403	29,975	134,678
Classified	1,800	775	1,138	3,196	12,235	38,138	10,587	20,706	88,575
Doubtful	0	0	0	0	0	0	0	0	0
Total business lending	$752,160	$379,524	$237,510	$253,692	$195,296	$688,510	$686,761	$452,212	$3,645,665

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

The following table details the balances in all other loan categories at September 30, 2023:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$274,173	$358,296	$466,228	$203,702	$160,654	$629,208	$0	$79,618	$2,171,879
Nonperforming	0	415	707	566	175	5,207	0	198	7,268
Total FICO AB	274,173	358,711	466,935	204,268	160,829	634,415	0	79,816	2,179,147
FICO CDE(2)
Performing	93,988	153,636	169,225	105,444	73,939	343,507	28,997	28,036	996,772
Nonperforming	0	1,592	1,362	1,250	1,476	13,909	0	1,256	20,845
Total FICO CDE	93,988	155,228	170,587	106,694	75,415	357,416	28,997	29,292	1,017,617
Total consumer mortgage	$368,161	$513,939	$637,522	$310,962	$236,244	$991,831	$28,997	$109,108	$3,196,764

Current period gross charge-offs	$0	$0	$0	$0	$85	$281	$0	$0	$366

Consumer indirect:
Performing	$573,832	$622,019	$306,229	$83,299	$55,759	$66,874	$0	$0	$1,708,012
Nonperforming	46	154	19	33	6	32	0	0	290
Total consumer indirect	$573,878	$622,173	$306,248	$83,332	$55,765	$66,906	$0	$0	$1,708,302

Current period gross charge-offs	$277	$2,551	$1,435	$890	$482	$855	$0	$0	$6,490

Consumer direct:
Performing	$66,421	$59,136	$30,516	$10,059	$6,088	$6,337	$6,690	$1	$185,248
Nonperforming	0	0	0	5	5	30	13	0	53
Total consumer direct	$66,421	$59,136	$30,516	$10,064	$6,093	$6,367	$6,703	$1	$185,301

Current period gross charge-offs	$70	$524	$378	$48	$73	$154	$119	$0	$1,366

Home equity:
Performing	$49,059	$64,935	$65,262	$32,797	$26,802	$47,484	$126,958	$28,708	$442,005
Nonperforming	0	140	10	244	280	611	942	532	2,759
Total home equity	$49,059	$65,075	$65,272	$33,041	$27,082	$48,095	$127,900	$29,240	$444,764

Current period gross charge-offs	$0	$0	$0	$64	$0	$9	$17	$0	$90
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

The following table details the balances in all other loan categories at December 31, 2022:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$379,171	$492,731	$217,889	$173,942	$100,161	$604,258	$954	$58,639	$2,027,745
Nonperforming	0	75	573	184	399	4,347	0	449	6,027
Total FICO AB	379,171	492,806	218,462	174,126	100,560	608,605	954	59,088	2,033,772
FICO CDE(2)
Performing	160,388	178,262	112,640	79,357	54,861	323,189	27,884	22,056	958,637
Nonperforming	120	974	1,250	1,606	2,127	13,177	151	661	20,066
Total FICO CDE	160,508	179,236	113,890	80,963	56,988	336,366	28,035	22,717	978,703
Total consumer mortgage	$539,679	$672,042	$332,352	$255,089	$157,548	$944,971	$28,989	$81,805	$3,012,475

Consumer indirect:
Performing	$777,513	$422,594	$129,449	$99,593	$52,298	$58,028	$0	$0	$1,539,475
Nonperforming	18	1	53	67	15	24	0	0	178
Total consumer indirect	$777,531	$422,595	$129,502	$99,660	$52,313	$58,052	$0	$0	$1,539,653

Consumer direct:
Performing	$84,111	$46,381	$17,066	$12,729	$5,573	$5,020	$6,563	$2	$177,445
Nonperforming	6	51	1	1	29	50	22	0	160
Total consumer direct	$84,117	$46,432	$17,067	$12,730	$5,602	$5,070	$6,585	$2	$177,605

Home equity:
Performing	$69,575	$72,270	$37,964	$31,506	$16,068	$41,097	$132,703	$30,569	$431,752
Nonperforming	0	10	114	169	105	606	563	677	2,244
Total home equity	$69,575	$72,280	$38,078	$31,675	$16,173	$41,703	$133,266	$31,246	$433,996
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

Business lending loans greater than $0.5 million that are on nonaccrual are individually assessed, and if necessary, a specific allocation of the allowance for credit losses is provided. A summary of individually assessed business loans as of September 30, 2023 and December 31, 2022 follows:

	September 30,	December 31,
(000’s omitted)	2023	2022
Loans with allowance allocation	$3,484	$0
Loans without allowance allocation	1,055	3,163
Carrying balance	4,539	3,163
Contractual balance	4,555	4,201
Specifically allocated allowance	470	0

The average carrying balance of individually assessed loans was $4.5 million and $3.2 million for the three months ended September 30, 2023 and 2022, respectively. The average carrying balance of individually assessed loans was $6.6 million and $12.2 million for the nine months ended September 30, 2023 and 2022, respectively. No interest income was recognized on individually assessed loans for the three or nine months ended September 30, 2023 and 2022.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, payment delay, interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Company provides multiple types of modifications on one loan. Typically, one type of modification, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness, may be granted. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The estimate of allowance for credit losses includes historical losses from loans that were modified due to borrower financial difficulty, therefore a change to the allowance for credit losses is generally not recorded upon modification.

The following tables present the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended
	September 30, 2023
		Total Class of
	Term	Financing
(000s omitted except for percentages)	Extension	Receivable
Business lending	$1,401	0.04%
Total	$1,401	0.01%

	Nine Months Ended
	September 30, 2023
		Total Class of
	Term	Financing
(000s omitted except for percentages)	Extension	Receivable
Business lending	$2,150	0.05%
Consumer mortgage	198	0.01%
Home equity	29	0.01%
Total	$2,377	0.03%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified at September 30, 2023.

			90+ Days Past
		Past Due 30 –	Due and Still	Non-
(000s omitted)	Current	89 Days	Accruing	Accrual	Total
Business lending	$2,150	$0	$0	$0	$2,150
Consumer mortgage	0	0	0	198	198
Home equity	29	0	0	0	29
Total	$2,179	$0	$0	$198	$2,377

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2023:

Three Months Ended
September 30, 2023
Weighted-Average
Term Extension (Years)
Business lending	10.0
Total	10.0

Nine Months Ended
September 30, 2023
Weighted-Average
Term Extension (Years)
Business lending	8.3
Consumer mortgage	3.1
Home equity	9.9
Total	7.8

There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the three and nine months ended September 30, 2023.

Prior to the adoption of ASU 2022-02 on January 1, 2023, modified loans were reviewed by the Company to identify if a troubled debt restructuring (“TDR”) had occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial standing and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. The amount of TDRs as of December 31, 2022 are presented below.

	December 31, 2022
(000’s omitted)	Nonaccrual		Accruing		Total
	#	Amount	#	Amount	#	Amount
Business lending	1	$135	3	$271	4	$406
Consumer mortgage	52	2,218	46	2,114	98	4,332
Consumer indirect	0	0	56	600	56	600
Consumer direct	0	0	18	5	18	5
Home equity	9	108	9	178	18	286
Total	62	$2,461	132	$3,168	194	$5,629

The following table presents information related to loans modified in a TDR during the three months and nine months ended September 30, 2022. Of the loans noted in the table below, all consumer mortgage loans for the three months and nine months ended September 30, 2022 were modified due to a Chapter 7 bankruptcy as described previously. The financial effects of these restructurings were immaterial.

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Number of	Outstanding	Number of	Outstanding
(000’s omitted)	loans modified	Balance	loans modified	Balance
Business lending	0	$0	0	$0
Consumer mortgage	1	184	5	459
Consumer indirect	6	71	12	127
Consumer direct	2	3	2	3
Home equity	0	0	1	6
Total	9	$258	20	$595

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three months and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$25,291	$(139)	$152	$740	$26,044
Consumer mortgage	14,553	(143)	3	558	14,971
Consumer indirect	17,808	(2,100)	1,319	1,263	18,290
Consumer direct	3,032	(554)	217	351	3,046
Home equity	1,600	(6)	2	(2)	1,594
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	63,284	(2,942)	1,693	2,910	64,945
Liabilities for off-balance-sheet credit exposures	933	0	0	(32)	901
Total allowance for credit losses	$64,217	$(2,942)	$1,693	$2,878	$65,846

	Three Months Ended September 30, 2022

	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$23,241	$(495)	$755	$430	$23,931
Consumer mortgage	12,631	(113)	4	1,296	13,818
Consumer indirect	14,378	(1,706)	1,386	2,960	17,018
Consumer direct	2,822	(342)	174	361	3,015
Home equity	1,470	(32)	11	132	1,581
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	55,542	(2,688)	2,330	5,179	60,363
Liabilities for off-balance-sheet credit exposures	1,223	0	0	(118)	1,105
Total allowance for credit losses	$56,765	$(2,688)	$2,330	$5,061	$61,468

	Nine Months Ended September 30, 2023
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$23,297	$(618)	$437	$2,928	$26,044
Consumer mortgage	14,343	(366)	35	959	14,971
Consumer indirect	17,852	(6,490)	4,342	2,586	18,290
Consumer direct	2,973	(1,366)	637	802	3,046
Home equity	1,594	(90)	13	77	1,594
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	61,059	(8,930)	5,464	7,352	64,945
Liabilities for off-balance-sheet credit exposures	1,123	0	0	(222)	901
Total allowance for credit losses	$62,182	$(8,930)	$5,464	$7,130	$65,846

	Nine Months Ended September 30, 2022
				PCD
	Beginning	Charge-		Allowance at		Ending
(000’s omitted)	balance	offs	Recoveries	Acquisition	Provision	balance
Business lending	$22,995	$(650)	$1,249	$71	$266	$23,931
Consumer mortgage	10,017	(230)	21	0	4,010	13,818
Consumer indirect	11,737	(5,183)	3,732	0	6,732	17,018
Consumer direct	2,306	(859)	577	0	991	3,015
Home equity	1,814	(69)	132	0	(296)	1,581
Unallocated	1,000	0	0	0	0	1,000
Allowance for credit losses – loans	49,869	(6,991)	5,711	71	11,703	60,363
Liabilities for off-balance-sheet credit exposures	803	0	0	0	302	1,105
Total allowance for credit losses	$50,672	$(6,991)	$5,711	$71	$12,005	$61,468

The allowance for credit losses for loans increased to $64.9 million at September 30, 2023 compared to $61.1 million at December 31, 2022 and $60.4 million at September 30, 2022, reflective of a stable economic forecast and an increase in loans outstanding.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $28.4 million at September 30, 2023 and is excluded from the estimate of credit losses and amortized cost basis of loans.

Under ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as “CECL”, the Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods, which is derived from the Company’s historical loss experience. Adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards, as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession of 2008 compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine current expected credit losses. Management selected an eight-quarter reasonable and supportable forecast period with a four-quarter reversion to the historical mean to use as part of the economic forecast, and utilizes a two-quarter lag adjustment for economic factors that are not dependent on collateral values and no lag for factors that do utilize collateral values. Management determined that these qualitative adjustments were needed to adjust historical information for expected losses and to reflect changes as a result of current conditions.

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of September 30, 2023. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the impact of a decline in residential real estate and vehicle prices as well as inflation. The scenarios utilized forecast stable unemployment levels offset by modest GDP and household income growth and continued deterioration in residential real estate, commercial real estate and used auto prices.

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

At September 30, 2023, loans with a carrying amount of approximately $4.30 billion were pledged to secure certain borrowings with the FHLB and FRB. There were $315.8 million of borrowings outstanding under these arrangements at September 30, 2023.

During the nine months ended September 30, 2023, the Company did not purchase any loans, while the Company sold $4.6 million of secondary market eligible residential consumer mortgage loans during the period. During the nine months ended September 30, 2022, the Company purchased $436.9 million of loans in connection with the acquisition of Elmira, consisting of $125.3 million of business lending loans, $271.4 million of consumer mortgage loans, $9.4 million of consumer indirect loans, $12.5 million of consumer direct loans and $18.3 million of home equity loans. The Company sold $4.5 million of secondary market eligible residential consumer mortgage loans during the nine months ended September 30, 2022.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(68,286)	$9,087	$77,373	$(65,069)	$12,304
Other intangibles	125,703	(78,852)	46,851	119,813	(71,121)	48,692
Total amortizing intangibles	$203,076	$(147,138)	$55,938	$197,186	$(136,190)	$60,996

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Oct - Dec 2023	$3,563
2024	12,808
2025	10,927
2026	9,625
2027	4,049
Thereafter	14,966
Total	$55,938

Shown below are the components of the Company’s goodwill at December 31, 2022 and September 30, 2023:

(000’s omitted)	December 31, 2022	Additions	September 30, 2023
Goodwill	$841,841	$3,555	$845,396

NOTE G: BORROWINGS

During the third quarter of 2023, the Company secured $300.0 million of fixed rate FHLB term borrowings. The borrowings consisted of a $100.0 million five year fixed rate advance with a rate of 4.50% and a $200.0 million five year monthly amortizing advance with a rate of 4.78%, both of which have contractual final maturity dates in August 2028.

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

The post-retirement benefits component of net periodic benefit cost for the three and nine months ended September 30, 2023 and 2022 is immaterial. The pension benefits component of net periodic benefit cost for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2023	2022	2023	2022
Service cost	$1,108	$1,240	$3,324	$3,720
Interest cost	1,890	1,334	5,670	4,002
Expected return on plan assets	(4,020)	(4,756)	(12,060)	(14,268)
Amortization of unrecognized net (gain) loss	(555)	211	(1,665)	633
Amortization of prior service cost	205	154	615	462
Net periodic benefit	$(1,372)	$(1,817)	$(4,116)	$(5,451)

NOTE I: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of September 30, 2023.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. Weighted-average anti-dilutive stock options outstanding for the three and nine months ended September 30, 2023 were immaterial and 0.2 million, respectively, compared to approximately 0.4 million and 0.3 million weighted-average anti-dilutive stock options outstanding for the three and nine months ended September 30, 2022, respectively, that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted, except per share data)	2023	2022	2023	2022
Net income	$44,129	$48,691	$98,218	$135,551
Income attributable to unvested stock-based compensation awards	(158)	(142)	(327)	(386)
Income available to common shareholders	$43,971	$48,549	$97,891	$135,165

Weighted-average common shares outstanding – basic	53,502	53,830	53,673	53,915
Basic earnings per share	$0.82	$0.90	$1.82	$2.51

Net income	$44,129	$48,691	$98,218	$135,551
Income attributable to unvested stock-based compensation awards	(158)	(142)	(327)	(386)
Income available to common shareholders	$43,971	$48,549	$97,891	$135,165

Weighted-average common shares outstanding – basic	53,502	53,830	53,673	53,915
Assumed exercise of stock options	104	302	135	328
Weighted-average common shares outstanding – diluted	53,606	54,132	53,808	54,243
Diluted earnings per share	$0.82	$0.90	$1.82	$2.49

Stock Repurchase Program

At its December 2022 meeting, the Board of Directors of the Company (the “Board”) approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2023. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. There were 500,000 shares of treasury stock purchases made under this authorization during the first nine months of 2023 with an average price paid per share of $51.35.

At its December 2021 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2022. There were 250,000 shares of treasury stock purchases made under this authorization in 2022, all of which were repurchased during the first nine months of 2022, with an average price paid per share of $65.51.

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

The contract amounts of commitments and contingencies are as follows:

	September 30,	December 31,
(000’s omitted)	2023	2022
Commitments to extend credit	$1,532,806	$1,486,791
Standby letters of credit	58,552	57,347
Total	$1,591,358	$1,544,138

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings or other matters in which claims for monetary damages are asserted. As of September 30, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of such pending or threatened matters against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such matters. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of losses for matters where an exposure is not currently estimable or considered probable is not believed to be material in the aggregate. This is based on information currently available to the Company and involves elements of judgment and significant uncertainties. While the Company does not believe that the outcome of pending or threatened litigation or other matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	September 30, 2023
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,921,264	$58,175	$0	$1,979,439
Obligations of state and political subdivisions	0	434,465	0	434,465
Government agency mortgage-backed securities	0	337,071	0	337,071
Corporate debt securities	0	7,174	0	7,174
Government agency collateralized mortgage obligations	0	9,487	0	9,487
Total available-for-sale investment securities	1,921,264	846,372	0	2,767,636
Equity securities	320	0	0	320
Mortgage loans held for sale	0	604	0	604
Commitments to originate real estate loans for sale	0	0	13	13
Forward sales commitments	0	10	0	10
Total	$1,921,584	$846,986	$13	$2,768,583

	December 31, 2022
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$3,178,189	$65,348	$0	$3,243,537
Obligations of state and political subdivisions	0	504,297	0	504,297
Government agency mortgage-backed securities	0	384,633	0	384,633
Corporate debt securities	0	7,114	0	7,114
Government agency collateralized mortgage obligations	0	12,270	0	12,270
Total available-for-sale investment securities	3,178,189	973,662	0	4,151,851
Equity securities	419	0	0	419
Commitments to originate real estate loans for sale	0	0	5	5
Forward sales commitments	0	5	0	5
Interest rate swap agreements asset	0	1	0	1
Interest rate swap agreements liability	0	(1)	0	(1)
Total	$3,178,608	$973,667	$5	$4,152,280

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.

●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $0.6 million at September 30, 2023. There were no mortgage loans held for sale at December 31, 2022. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swap agreements – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	September 30, 2023				December 31, 2022
				Total Fair				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$3,014	$3,014	$0	$0	$0	$0
Other real estate owned	0	0	578	578	0	0	503	503
Mortgage servicing rights	0	0	309	309	0	0	1,169	1,169
Contingent consideration	0	0	(2,950)	(2,950)	0	0	(2,800)	(2,800)
Total	$0	$0	$951	$951	$0	$0	$(1,128)	$(1,128)

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 73.8% at September 30, 2023 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a mortgage servicing rights class exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There is a valuation allowance of approximately $1.2 million and $0.7 million at September 30, 2023 and December 31, 2022, respectively.

The Company has recorded contingent consideration liabilities that arise from acquisition activity. The contingent consideration is recorded at fair value at the date of acquisition. The valuation of contingent consideration is calculated using an income approach method, which provides an estimation of the fair value of an asset or liability based on future cash flows over a discrete projection period, discounted to present value using an appropriate rate of return. The assumptions used in the valuation calculation are based on significant unobservable inputs, therefore such valuations are classified as Level 3.

The contingent consideration related to the Fringe Benefits Design of Minnesota, Inc. (“FBD”) acquisition completed in 2021 was revalued at June 30, 2023. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $2.7 million. Key assumptions include (1) a discount rate of 6.91% applied to present value the payment, and (2) probability of achievement of retained revenue level of 37.8%. Based on the results of the June 2023 revaluation, the Company recorded a reduction to the fair value of the contingent consideration of $0.1 million which is included in the consolidated statements of income as an acquisition-related contingent consideration adjustment. The adjusted fair value at June 30, 2023 was $1.0 million. No adjustments were made to the fair value of the contingent consideration related to the FBD acquisition during the three months ended September 30, 2023.

The contingent consideration related to the Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”) acquisition completed by OneGroup in 2021 was revalued at June 30, 2023. The range of the undiscounted amounts the Company could pay under the agreement remained at between zero and $3.4 million. Key assumptions include (1) a discount rate range of 6.73% to 6.94% applied to present value the payment, and (2) probability of achievement of retained revenue level of 86.1%. Based on the results of the June 2023 revaluation, the Company recorded an increase to the fair value of the contingent consideration of $1.1 million which is included in the consolidated statements of income as an acquisition-related contingent consideration adjustment. The adjusted fair value at June 30, 2023 was $2.8 million. In the third quarter of 2023, the first of the two required payments were made on the contingent consideration in the amount of $2.4 million, based on actual retained revenue results. An additional $0.1 million adjustment was recorded to adjust the fair value of the remaining contingent consideration liability, resulting in a fair value of $0.5 million at September 30, 2023.

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

				Significant Unobservable
	Fair Value at			Input Range
(000’s omitted, except per loan data)	September 30, 2023	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$3,014	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	578	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% – 73.8% (38.5%)
Commitments to originate real estate loans for sale	13	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	309	Discounted cash flow	Weighted average constant prepayment rate	5.6% - 6.1% (5.6%)
			Weighted average discount rate	5.3% - 5.7% (5.7%)
			Adequate compensation	$7/loan
Contingent consideration	(2,950)	Discounted cash flow	Discount rate	6.7% - 6.9% (6.9%)
			Probability of achievement	37.8% - 100.0% (70.9%)

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	December 31, 2022	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Other real estate owned	$503	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 72.8% (35.7%)
Commitments to originate real estate loans for sale	5	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	1,169	Discounted cash flow	Weighted average constant prepayment rate	2.9% - 3.3% (2.9%)
			Weighted average discount rate	4.6% - 4.9% (4.9%)
			Adequate compensation	$7/loan
Contingent consideration	(2,800)	Discounted cash flow	Discount rate	5.9% - 6.2% (6.1%)
			Probability of achievement	44.9% - 53.5% (50.1%)

The significant unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that, if changed, could result in higher or lower fair value measurements of these assets as of the reporting date. The weighted average of the estimated cost of disposal/market adjustment for other real estate owned was calculated by dividing the total of the differences between the appraisal values of the real estate and the book values of the real estate divided by the totals of the appraisal values of the real estate. The weighted average of the constant prepayment rate for mortgage servicing rights was calculated by adding the constant prepayment rates used in each loan pool weighted by the balance in each loan pool. The weighted average of the discount rate for mortgage servicing rights was calculated by adding the discount rates used in each loan pool weighted by the balance in each loan pool. The weighted average of the discount rate for the contingent consideration was calculated by adding the discount rates used for the calculation of the fair value of each payment of contingent consideration, weighted by the amount of the payment as part of the total fair value of contingent consideration. The weighted average of the probability of achievement was determined by calculating the proportion of the probability-weighted payment of the total maximum payment, weighted by the amount of the payment as part of the total fair value of contingent consideration.

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2023 and December 31, 2022 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$9,385,121	$8,836,726	$8,748,335	$8,696,185
Held-to-maturity securities	1,125,540	990,660	1,079,695	1,034,795
Financial liabilities:
Deposits	13,030,788	12,997,731	13,012,308	12,981,487
Overnight borrowings	0	0	768,400	768,400
Securities sold under agreement to repurchase, short-term	330,252	330,252	346,652	346,652
Other Federal Home Loan Bank borrowings	316,837	313,111	19,474	19,377
Subordinated notes payable	0	0	3,249	3,249

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

Held-to-maturity U.S. Treasury and agency securities have been classified as a Level 1 valuation. The fair values of held-to-maturity U.S. Treasury and agency investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Held-to-maturity government agency mortgage-backed securities have been classified as a Level 2 valuation. The fair values of held-to-maturity government agency mortgage-backed securities are based on current market rates for similar products.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000’s omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Three Months Ended September 30, 2023
Net interest income	$107,169	$486	$131	$0	$107,786
Provision for credit losses	2,878	0	0	0	2,878
Noninterest revenues	18,448	30,777	20,438	(2,077)	67,586
Amortization of intangible assets	1,004	1,596	976	0	3,576
Acquisition expenses	0	0	0	0	0
Acquisition-related contingent consideration adjustment	0	0	80	0	80
Other operating expenses	78,884	18,996	17,045	(2,077)	112,848
Income before income taxes	$42,851	$10,671	$2,468	$0	$55,990
Assets	$15,160,821	$237,310	$103,721	$(115,530)	$15,386,322
Goodwill	$732,598	$85,384	$27,414	$0	$845,396
Core deposit intangibles & Other intangibles	$10,110	$28,258	$17,570	$0	$55,938

Three Months Ended September 30, 2022
Net interest income	$110,311	$75	$8	$0	$110,394
Provision for credit losses	5,061	0	0	0	5,061
Noninterest revenues	19,427	28,451	19,210	(1,839)	65,249
Amortization of intangible assets	1,266	1,633	938	0	3,837
Acquisition expenses	409	0	0	0	409
Other operating expenses	73,554	17,711	14,513	(1,839)	103,939
Income before income taxes	$49,448	$9,182	$3,767	$0	$62,397
Assets	$15,373,021	$250,784	$102,883	$(132,141)	$15,594,547
Goodwill	$735,680	$85,381	$23,923	$0	$844,984
Core deposit intangibles & Other intangibles	$13,550	$35,045	$15,645	$0	$64,240

		Employee			Consolidated
(000's omitted)	Banking	Benefit Services	All Other	Eliminations	Total
Nine Months Ended September 30, 2023
Net interest income	$326,621	$1,129	$345	$0	$328,095
Provision for credit losses	7,130	0	0	0	7,130
Loss on sales of investment securities	(52,329)	0	0	0	(52,329)
Gain on debt extinguishment	242	0	0	0	242
Other noninterest revenues	54,397	90,416	60,764	(6,425)	199,152
Amortization of intangible assets	3,370	4,860	2,718	0	10,948
Acquisition expenses	16	0	40	0	56
Acquisition-related contingent consideration adjustment	0	(100)	1,180	0	1,080
Other operating expenses	232,647	56,709	48,579	(6,425)	331,510
Income before income taxes	$85,768	$30,076	$8,592	$0	$124,436

Nine Months Ended September 30, 2022
Net interest income	$308,177	$210	$20	$0	$308,407
Provision for credit losses	12,005	0	0	0	12,005
Noninterest revenues	55,634	88,093	57,065	(5,773)	195,019
Amortization of intangible assets	3,506	4,974	2,940	0	11,420
Acquisition expenses	4,665	3	0	0	4,668
Acquisition-related contingent consideration adjustment	0	(100)	500	0	400
Other operating expenses	212,616	53,026	42,059	(5,773)	301,928
Income before income taxes	$131,019	$30,400	$11,586	$0	$173,005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2023 and 2022, although in some circumstances the second and first quarters of 2023 are also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 34. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2023, “last year” and equivalent terms refer to calendar year 2022, “third quarter” refers to the three months ended September 30, 2023, “YTD” refers to the nine months ended September 30, 2023, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 57.

Critical Accounting Policies and Estimates

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation, the carrying value of goodwill and other intangible assets and acquired loan valuations. A summary of the accounting policies used by management is disclosed in the MD&A on pages 31-33 and Note A, “Summary of Significant Accounting Policies” on pages 76-87 of the most recent Form 10-K (fiscal year ended December 31, 2022) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023, and there have been no material changes. A summary of new accounting policies used by management is disclosed in Note C, “Significant Accounting Policies” beginning on page 12 of this Form 10-Q.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on acquired non-purchased credit deteriorated (“PCD”) loans, acquisition expenses, acquisition-related contingent consideration adjustment, acquisition-related provision for credit losses, unrealized loss (gain) on equity securities, realized loss on investment securities and gain on debt extinguishment. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustment, unrealized loss (gain) on equity securities, realized loss on investment securities and gain on debt extinguishment from income before income taxes. Although adjusted pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the impact of CECL, helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. The Company also provides supplemental reporting of its net interest margin on a “fully tax-equivalent” basis, which includes an adjustment to net interest income that represents taxes that would have been paid had nontaxable investment securities and loans been taxable. Although fully tax-equivalent net interest margin is a non-GAAP measure, the Company’s management believes this information helps enhance comparability of the performance of assets that have different tax liabilities. Diluted earnings per share were $0.82 in the third quarter of 2023, down $0.08, or 8.9%, from the third quarter of 2022. Diluted adjusted net earnings per share, a non-GAAP measure, were $0.86 in the third quarter of 2023, compared to $0.94 in the third quarter of 2022, an $0.08 per share, or 8.5%, decrease. Adjusted pre-tax, pre-provision net revenue, a non-GAAP measure, was $1.10 per share in the third quarter of 2023, down $0.15, or 12.0%, from the third quarter of 2022. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

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

The Company’s core operating objectives are: (i) optimize the branch network and digital banking delivery systems, primarily through disciplined acquisition strategies, certain selective de novo expansions and divestitures/consolidations, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) manage an investment securities portfolio to complement the Company’s loan and deposit strategies and mitigate interest rate and liquidity risk and optimize net interest income generation, (iv) increase the noninterest component of total revenues through growth in existing banking, employee benefit, insurance and wealth management services business units, and the acquisition of additional financial services and banking businesses, and (v) utilize technology to deliver customer-responsive products and services and improve efficiencies.

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

Third quarter 2023 net income decreased $4.6 million, or 9.4%, compared to the third quarter of 2022, while YTD net income decreased $37.3 million, or 27.5% compared to the equivalent 2022 timeframe. Earnings per share of $0.82 for the third quarter of 2023 was $0.08 less than the third quarter of 2022, while 2023 YTD earnings per share of $1.82 was $0.67 lower than 2022 YTD earnings per share. The decrease in net income and earnings per share between the quarterly periods was due to an increase in operating expenses and a decrease in net interest income, partially offset by an increase in noninterest revenues and decreases in the provision for credit losses, income taxes and fully-diluted shares outstanding. The YTD decrease in net income and earnings per share was primarily the result of a $52.3 million pre-tax realized loss on the sale of certain available-for-sale investment securities during the first quarter of 2023 in connection with a balance sheet repositioning executed in order to reduce overnight borrowings and improve net interest income and margin. The sales were completed in January and February 2023 and preceded the negative developments in the banking industry that occurred in March 2023. The YTD decrease in net income and earnings per share was also reflective of increases in operating expenses, net interest income and noninterest revenues and decreases in income taxes, the provision for credit losses and fully-diluted shares outstanding.

Third quarter and YTD net income adjusted to exclude acquisition expenses, acquisition-related contingent consideration adjustments, acquisition-related provision for credit losses, gain on debt extinguishment, realized loss on sales of investment securities and the unrealized loss on equity securities (“operating net income”), a non-GAAP measure, decreased $4.8 million, or 9.8%, as compared to the third quarter of 2022 and decreased $2.5 million, or 1.7%, compared to September YTD 2022. Earnings per share adjusted to exclude acquisition expenses, acquisition-related contingent consideration adjustment, acquisition-related provision for credit losses, gain on debt extinguishment, realized loss on sales of investment securities and the unrealized loss on equity securities (“operating earnings per share”), a non-GAAP measure, of $0.82 for the third quarter decreased $0.08 compared to the third quarter of 2022. Operating earnings per share of $2.60 for the first nine months of 2023 decreased $0.02 compared to the prior year period. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 11.

The Company’s deposit base and liquidity position continues to be strong, as the Company maintained total immediately available liquidity sources of $4.81 billion at the end of the third quarter of 2023, more than double its estimated uninsured deposits, net of collateralized and intercompany deposits. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of third quarter ending total deposits. The Company’s deposit base is well diversified across customer segments, which as of September 30, 2023 is comprised of approximately 61% consumer, 26% business and 13% municipal, and broadly dispersed with an average deposit balance per account under $20,000. Since the Federal Reserve began raising the federal funds rate on March 17, 2022 in an effort to combat inflation, the cycle-to-date deposit beta for the Company was 13% and the cycle-to-date total funding beta was 15%, reflective of a high proportion of non-interest bearing deposits, representing approximately 29% of total deposits, and the composition and stability of the customer base. In addition, more than 70% of the Company’s total deposits were in noninterest checking, interest checking and savings accounts at the end of the third quarter, and the Company does not currently utilize brokered or wholesale deposits.

Net interest margin increased seven basis points between the third quarter of 2022 and the third quarter of 2023 and increased 27 basis points on a YTD basis. Fully tax-equivalent net interest margin, a non-GAAP measure, also increased seven basis points between the third quarter of 2022 and the third quarter of 2023 and increased 28 basis points on a YTD basis. Loan balances increased on both an average and ending basis as compared to the prior year third quarter and YTD period, primarily reflective of continued strong organic loan growth along with the second quarter 2022 acquisition of Elmira Savings Bank (“Elmira”) which favorably impacted the average YTD balance growth. Deposit balances decreased on both an average and ending basis as compared to the third quarter of 2022 and YTD due in part to outflows driven by higher customer expenditure levels in the inflationary environment, as well as increased rate competition from other banks and non-depository financial institutions. However, deposit balances were up on an ending basis from the end of the prior quarter and the end of the prior year. The yield on average interest earning assets increased 76 basis points compared to the prior year third quarter and 81 basis points compared to the prior YTD period, as the yields on average loans, investments and interest-earning cash equivalents all improved. The yield on average loans for the third quarter increased 70 basis points compared to the third quarter of 2022 and 67 basis points between comparable YTD periods, driven by market-related increases in interest rates on new loans, a significant increase in variable and adjustable rate loan yields driven by rising market interest rates, including the prime rate, and a high level of new loan originations. The yield on average investments, including cash equivalents, increased 19 basis points compared to the prior year’s third quarter and 35 basis points on a YTD basis, which also benefitted from rising market interest rates and reflected the impact of the sale of certain available-for-sale investment securities during the first quarter of 2023 and the maturity of certain investment securities between the periods. The Company’s total cost of funds increased 72 basis points from last year’s third quarter and 55 basis points YTD, as the rate paid on interest-bearing deposits and the rate paid on borrowings both increased.

The provision for credit losses of $2.9 million for the third quarter and $7.1 million for YTD 2023 were $2.2 million and $4.9 million lower than the provision for credit losses for the comparable prior year periods, respectively. The third quarter and YTD 2023 provision for credit losses were reflective of a stabilizing economic outlook combined with an increase in loans outstanding while the third quarter and YTD 2022 provision for credit losses was reflective of a moderate deterioration in the economic outlook, an increase in loans outstanding and $3.9 million of acquisition-related provision for credit losses due to the Elmira acquisition. Asset quality remained strong during the third quarter of 2023. The nonperforming loan ratio of 0.39% at September 30, 2023 was only one basis point higher than the ratio at September 30, 2022 and three basis points above the ratio one quarter prior. The total delinquent loan ratio remained below historical averages at 0.90%, but increased slightly from 0.71% at the end of the third quarter of 2022 and 0.83% at the end of the prior quarter. Net charge-offs continued to be well below long-term average levels at $1.2 million, or an annualized 0.05% of average loans, for the third quarter and $3.5 million, or an annualized 0.05% of average loans, for the first nine months of 2023, compared to net charge-offs of $0.4 million, or an annualized 0.02% of average loans, for the prior year third quarter and $1.3 million, or an annualized 0.02% of average loans, for the first nine months of 2022.

Banking noninterest revenues, comprised of deposit service fees, mortgage banking and other banking services revenues, were down $0.9 million, or 5.1%, as compared to the prior year’s third quarter and were down $1.1 million, or 2.1%, between the comparable YTD periods. The Company implemented certain deposit fee changes, including the elimination of nonsufficient and unavailable funds fees on personal accounts late in the fourth quarter of 2022. Financial services business revenues, comprised of employee benefit services, insurance services and wealth management services revenues, were up $3.3 million, or 7.1%, as compared to the prior year’s third quarter and up $5.3 million, or 3.7%, compared to the prior YTD period. The increase in quarterly financial services business revenues reflected growth in all of the three business units while the YTD increase reflected increases in insurance services and employee benefit services revenues that were partially offset by a slight decline in wealth management services revenues.

Noninterest expenses increased $8.3 million, or 7.7%, between the third quarter of 2022 and the third quarter of 2023 and increased $25.2 million, or 7.9%, between September YTD 2022 and September YTD 2023. The YTD increase was primarily due to a $17.0 million, or 8.8%, increase in salaries and employee benefits driven by increases in merit and market-related employee wages, higher employee benefit-related expenses including higher medical expenses, and certain executive retirement-related expenses. The remaining net increase in other expense categories was due to various factors including general inflationary pressures, larger FDIC insurance expenses due in part to an increase in the base assessment rate effective on January 1, 2023, higher legal and professional fees associated with various matters, an increase in data processing and communications expenses due to the Company’s continued investment in customer-facing and back office digital technologies and higher business development and marketing expenses due to the Company’s investment in digital marketing initiatives and higher levels of targeted advertisements intended to generate deposits. The Company has initiated a plan to optimize the retail customer service workforce which will temporarily reduce branch-related operating expenses, and reinvest in the retail network through de novo branch expansion in new, more densely populated markets throughout the Company’s geographic footprint.

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

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $44.1 million and $98.2 million, respectively, decreased $4.6 million, or 9.4%, as compared to the third quarter of 2022 and decreased $37.3 million, or 27.5%, compared to September YTD 2022. Earnings per share of $0.82 for the third quarter was $0.08 lower than the third quarter of 2022, while earnings per share for the first nine months of 2023 of $1.82 was $0.67 lower than the first nine months of 2022. The decrease in net income and earnings per share for the quarter was reflective of an increase in operating expenses and a decrease in net interest income, partially offset by an increase in noninterest revenues and decreases in the provision for credit losses, income taxes and fully-diluted shares outstanding. The decrease in net income and earnings per share for the YTD period as compared to the prior year was the result of a decrease in noninterest revenues, primarily due to the impact of a $52.3 million pre-tax realized loss on sales of investment securities in the first quarter of 2023 as part of a balance sheet repositioning, as well as an increase in operating expenses, partially offset by an increase in net interest income and decreases in the provision for credit losses, income taxes and fully-diluted shares outstanding. Operating net income, a non-GAAP measure, of $44.2 million and $140.2 million for the third quarter and September YTD, respectively, decreased $4.8 million, or 9.8%, as compared to the third quarter of 2022 and decreased $2.5 million, or 1.7%, compared to September YTD 2022. Operating earnings per share, a non-GAAP measure, of $0.82 for the third quarter was down $0.08 compared to the third quarter of 2022, while operating earnings per share of $2.60 for the first nine months of 2023 was down $0.02 compared to the first nine months of 2022. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, third quarter net interest income of $107.8 million was down $2.6 million, or 2.4%, from the comparable prior year period. The quarterly decrease resulted from a decrease in interest-earning asset balances and an increase in the rate paid on interest-bearing liabilities, partially offset by an increase in the yield on interest-earning assets and a decrease in interest-bearing liability balances. Net interest income for the first nine months of 2023 increased $19.7 million, or 6.4%, versus the first nine months of 2022. The year-over-year improvement resulted from an increase in the yield on average interest-earning asset balances, partially offset by a decrease in average interest-earning asset balances and increases in the cost and average balance of interest-bearing liabilities.

The provision for credit losses for the third quarter of $2.9 million and September YTD of $7.1 million decreased $2.2 million and $4.9 million as compared to the third quarter and first nine months of 2022, respectively. The third quarter and YTD 2023 provision for credit losses was reflective of a stable economic outlook, continued low levels of net charge-offs, delinquent loans and nonperforming loans and an increase in loans outstanding. The YTD 2022 provision for credit losses included $3.9 million of acquisition-related provision for credit losses due to the Elmira acquisition.

Third quarter and year-to-date noninterest revenues were $67.6 million and $147.1 million, respectively, up $2.3 million, or 3.6%, from the third quarter of 2022 and down $48.0 million, or 24.6%, from the first nine months of 2022. The increase compared to the prior year’s third quarter was a result of increases in employee benefit services revenue, insurance services revenue, other banking revenues, wealth management services revenues and debit interchange and ATM fees, partially offset by decreases in deposit service charges and fees, mortgage banking revenues and a larger unrealized loss on equity securities. The YTD decrease was primarily due to the incurrence of the previously mentioned $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities associated with the Company’s first quarter 2023 balance sheet repositioning, as well as decreases in deposit service charges and fees, debit interchange and ATM fees, wealth management services revenues, mortgage banking revenues and unrealized loss on equity securities, partially offset by increases in insurance services revenues, employee benefit services revenues and other banking revenues and a realization of a gain on debt extinguishment.

Noninterest expenses of $116.5 million and $343.6 million for the third quarter and September YTD periods, respectively, reflected an increase of $8.3 million, or 7.7%, from the third quarter of 2022 and an increase of $25.2 million, or 7.9%, from the first nine months of 2022. The increase in noninterest expenses for the quarterly and YTD periods were due to increases in salaries and benefits, other expenses, data processing and communications expenses, business development and marketing expenses and legal and professional fees, partially offset by decreases in acquisition-related expenses and amortization of intangible assets. Excluding acquisition-related expenses comprised of contingent consideration adjustments and integration-related expenses, 2023 operating expenses were $8.6 million, or 8.0%, higher for the third quarter and $29.1 million, or 9.3%, higher for the year-to-date timeframe.

The effective income tax rates were 21.2% and 21.1% for third quarter and YTD 2023, respectively, as compared to 22.0% and 21.6% for the comparable prior year periods. The decline in the quarterly and YTD effective income tax rates were primarily attributable to a decrease in the full-year 2023 pre-tax income projection as a result of the loss on investment security sales recognized in the first quarter of 2023.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted, except per share data)	2023	2022	2023	2022
Net interest income	$107,786	$110,394	$328,095	$308,407
Provision for credit losses	2,878	5,061	7,130	12,005
Loss on sales of investment securities	0	0	(52,329)	0
Noninterest revenues excluding loss on sales of investment securities	67,586	65,249	199,394	195,019
Noninterest expenses	116,504	108,185	343,594	318,416
Income before income taxes	55,990	62,397	124,436	173,005
Income taxes	11,861	13,706	26,218	37,454
Net income	$44,129	$48,691	$98,218	$135,551

Diluted weighted average common shares outstanding	53,798	54,290	53,988	54,396
Diluted earnings per share	$0.82	$0.90	$1.82	$2.49

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis, a non-GAAP measure) for the third quarter was $108.8 million, a decrease of $2.7 million, or 2.4%, compared to the same period last year. This was driven by a 100 basis point increase in the rate paid on average interest-bearing liabilities and a $666.2 million decrease in average interest-earning assets, partially offset by a 76 basis point increase in the yield on average interest-earnings assets and a $42.6 million decrease in average interest-bearing liabilities in comparison to the third quarter of 2022. As reflected in Table 3 for the quarter, net interest income was unfavorably impacted by $24.3 million due to the increase in the rate paid on average interest-bearing liabilities and $5.5 million due to the volume decrease in interest-earning assets, partially offset by the favorable impact on net interest income of $27.1 million due to the increase in the yield on average interest-earning assets. September YTD net interest income (with nontaxable income converted to a fully tax-equivalent basis), as reflected in Table 2b, of $331.3 million, increased $19.9 million, or 6.4%, from the year-earlier period. The September YTD increase resulted from an 81 basis point increase in the yield on average interest-earning assets, partially offset by a $58.4 million increase in average interest-bearing liabilities, a $412.0 million decrease in average interest-earning assets and a 77 basis point increase in the average rate paid on interest-bearing liabilities. As reflected in Table 3 for September YTD, the increase in the yield on average interest-earning assets had a favorable impact on net interest income of $85.0 million, partially offset by the unfavorable impacts on net interest income of $9.4 million due to the volume decrease in average interest-earning assets, $55.6 million due to the increase in the rate paid on average interest-bearing liabilities and $0.1 million due to the increase in average interest-bearing liabilities.

Net interest margin of 3.07% and fully tax-equivalent net interest margin (non-GAAP) of 3.10% for the third quarter of 2023 were both seven basis points higher as compared to the third quarter of 2022. The increase was the result of a 76 basis point increase in the interest-earning asset yield and the decreases in average interest-earning asset balances and overnight borrowings driven by the sales and maturities of certain available-for-sale investment securities between the periods, partially offset by a 100 basis point increase in the rate paid on average interest-bearing liabilities. Net interest margin of 3.13% for the first nine months of 2023 was 27 basis points higher than the comparable period of 2022 while the fully tax-equivalent net interest margin (non-GAAP) of 3.16% for the first nine months of 2023 was 28 basis points higher than the comparable period of 2022. The yield on interest-earning assets increased 81 basis points, while the rate on interest-bearing liabilities increased by 77 basis points for the first nine months of 2023 as compared to the prior year period. The decline in noninterest and low-rate checking deposit balances also had an adverse impact on the net interest margin and fully tax-equivalent net interest margin (non-GAAP) for both periods.

The 76 basis point increase in the yield on average interest-earning assets for the quarter was the result of increases in both the yield on average loans and the yield on average investments, including cash equivalents. The yield on average loans for the third quarter increased by 70 basis points compared to the third quarter of 2022. The third quarter of 2023 yield on average investments, including cash equivalents, increased 19 basis points compared to the prior year. The 81 basis point increase in the yield on interest-earning assets for the first nine months of 2023 was the result of a 67 basis point increase in the yield on average loans and a 35 basis point increase in the yield on average investments, including cash equivalents, compared to the prior YTD period. The increase in loan yields were reflective of market-related increases in interest rates on new loans, a significant increase in variable and adjustable rate loan yields driven by rising market interest rates, including the prime rate and a high level of new loan originations. The increase in investment yields were driven by market interest rate increases and the sales and maturities of certain available-for-sale investment securities during the first nine months of 2023.

The rate paid on average interest-bearing liabilities increased by 100 basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits increased 92 basis points and the average rate paid on external borrowings increased 200 basis points from the comparable prior period. For the first nine months of 2023, the rate paid on average interest-bearing liabilities increased by 77 basis points from the comparable prior year period as the rate paid on average interest-bearing deposits increased 67 basis points and the rate paid on average external borrowings increased 212 basis points. The rate paid on average interest-bearing deposits increased as interest rates on certain interest-bearing deposits were raised in response to market conditions. The increase in the cost of average borrowings was primarily the result of the greater utilization of comparatively higher rate overnight and term borrowings to fund loan growth, as well as the increase in the rates paid on customer repurchase agreements in response to market conditions.

The Company expects deposit costs to continue to increase to reflect the rapid changes in market interest rates that have occurred over the past year and that the cycle-to-date deposit beta will increase over current levels. The expected increase in deposit beta is reflective of the Company’s strategy to maintain a strong core deposit base and continue to provide competitive offerings to customers, as well as heightened competition for deposit funding in the higher rate environment. The Company has been and will be proactive in managing customer relationships with depositors, particularly large balance consumer, commercial and municipal customers, as a key component of this strategy. In addition, the Company expects funding costs to increase due to higher deposit costs, in part due to the continued migration from noninterest and low rate products to higher rate products, and potentially a greater reliance on comparatively high cost wholesale borrowings.

The third quarter and YTD average balance of investments, including cash equivalents, decreased $1.64 billion and $1.68 billion, respectively, as compared to the corresponding prior year periods, primarily due to declines in the investment securities portfolio driven by scheduled maturities and the sales of certain available-for-sale investment securities in connection with the Company’s first quarter balance sheet repositioning. Investment security sales, maturities, calls and principal payments outpaced purchases during the third quarter and YTD periods. The cash equivalents component of average earning assets increased $27.5 million and decreased $436.5 million for the third quarter and YTD periods, respectively, compared to the prior year periods. The YTD decline in average cash equivalents was due in part to the funding of strong organic loan growth. Average loan balances increased $970.3 million for the quarter and $1.27 billion YTD as compared to the prior year, due to high levels of organic growth and the impact of the Elmira acquisition.

Average interest-bearing deposits decreased $180.4 million compared to the prior year quarter and $190.8 million compared to the prior YTD period. The quarterly and YTD decreases in average interest-bearing deposits were due to decreases in interest checking, money market and savings deposits, partially offset by an increase in time deposits. The decrease in deposit balances were due in part to outflows driven by higher customer expenditure levels in the inflationary environment. The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), subordinated notes payable and securities sold under agreement to repurchase (customer repurchase agreements), increased $137.9 million and $249.2 million for the quarter and YTD periods respectively. The increase in average borrowings from the prior year quarter and YTD periods was primarily due to an increase in overnight and term borrowings to meet the Company’s funding needs, including $300.0 million of term FHLB borrowings secured during the third quarter of 2023 at a weighted average rate of 4.69%.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis (“FTE”) using a marginal income tax rate of 24.2% in 2023 and 24.1% in 2022. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment, late and other fees and the accretion of acquired loan marks. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000’s omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$53,279	$669	4.97%	$25,730	$114	1.76%
Taxable investment securities (1)	4,080,835	18,301	1.78%	5,701,691	23,623	1.64%
Nontaxable investment securities (1)	508,356	4,325	3.38%	551,610	4,681	3.37%
Loans (net of unearned discount) (2)	9,303,479	115,295	4.92%	8,333,148	88,575	4.22%
Total interest-earning assets	13,945,949	138,590	3.94%	14,612,179	116,993	3.18%
Noninterest-earning assets	1,177,277			941,117
Total assets	$15,123,226			$15,553,296

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,584,361	14,899	0.78%	$8,179,556	2,206	0.11%
Time deposits	1,377,534	9,656	2.78%	962,777	1,649	0.68%
Customer repurchase agreements	269,309	823	1.21%	269,958	216	0.32%
Overnight borrowings	163,800	2,265	5.48%	188,975	1,226	2.57%
FHLB borrowings	186,401	2,127	4.53%	19,463	146	2.97%
Subordinated notes payable	0	0	0.00%	3,261	38	4.63%
Total interest-bearing liabilities	9,581,405	29,770	1.23%	9,623,990	5,481	0.23%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,810,542			4,192,615
Other liabilities	125,481			56,166
Shareholders’ equity	1,605,798			1,680,525
Total liabilities and shareholders’ equity	$15,123,226			$15,553,296

Net interest earnings		$108,820			$111,512

Net interest spread			2.71%			2.95%
Net interest margin on interest-earning assets			3.07%			3.00%
Net interest margin on interest-earning assets (FTE) (non-GAAP)			3.10%			3.03%

Fully tax-equivalent adjustment (3)		$1,034			$1,118
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$36,609	$1,211	4.42%	$473,112	$1,306	0.37%
Taxable investment securities (1)	4,382,445	60,507	1.85%	5,655,745	69,921	1.65%
Nontaxable investment securities (1)	522,002	13,288	3.40%	493,302	12,153	3.29%
Loans (net of unearned discount) (2)	9,088,402	323,261	4.76%	7,819,306	239,322	4.09%
Total interest-earning assets	14,029,458	398,267	3.80%	14,441,465	322,702	2.99%
Noninterest-earning assets	1,183,013			1,092,450
Total assets	$15,212,471			$15,533,915

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,804,824	33,945	0.58%	$8,230,007	4,037	0.07%
Time deposits	1,175,526	19,486	2.22%	941,094	5,074	0.72%
Customer repurchase agreements	302,270	1,947	0.86%	292,411	642	0.29%
Overnight borrowings	242,226	9,157	5.05%	64,204	1,233	2.57%
FHLB borrowings	74,415	2,394	4.30%	10,890	238	2.93%
Subordinated notes payable	1,023	38	4.96%	3,268	115	4.69%
Total interest-bearing liabilities	9,600,284	66,967	0.93%	9,541,874	11,339	0.16%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,895,939			4,075,005
Other liabilities	110,973			96,763
Shareholders' equity	1,605,275			1,820,273
Total liabilities and shareholders’ equity	$15,212,471			$15,533,915

Net interest earnings		$331,300			$311,363

Net interest spread			2.87%			2.83%
Net interest margin on interest-earning assets			3.13%			2.86%
Net interest margin on interest-earning assets (FTE) (non-GAAP)			3.16%			2.88%

Fully tax-equivalent adjustment (3)		$3,205			$2,956
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (FTE basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	versus September 30, 2022			versus September 30, 2022
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000’s omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$205	$350	$555	$(2,231)	$2,136	$(95)
Taxable investment securities	(7,144)	1,822	(5,322)	(16,952)	7,538	(9,414)
Nontaxable investment securities	(369)	13	(356)	722	413	1,135
Loans	11,020	15,700	26,720	41,993	41,946	83,939
Total interest-earning assets (2)	(5,538)	27,135	21,597	(9,444)	85,009	75,565

Interest paid on:
Interest checking, savings and money market deposits	(173)	12,866	12,693	(220)	30,128	29,908
Time deposits	980	7,027	8,007	1,545	12,867	14,412
Customer repurchase agreements	(1)	608	607	23	1,282	1,305
Overnight borrowings	(182)	1,221	1,039	5,873	2,051	7,924
FHLB borrowings	1,868	113	1,981	1,995	161	2,156
Subordinated notes payable	(38)	0	(38)	(84)	7	(77)
Total interest-bearing liabilities (2)	(25)	24,314	24,289	71	55,557	55,628

Net interest earnings (2)	$(5,160)	$2,468	$(2,692)	$(9,078)	$29,015	$19,937
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 4: Noninterest Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2023	2022	2023	2022
Employee benefit services	$29,997	$27,884	$87,946	$86,385
Insurance services	12,113	11,332	35,495	31,521
Wealth management services	7,934	7,502	24,037	24,276
Deposit service charges and fees	9,275	10,755	27,525	29,715
Debit interchange and ATM fees	6,732	6,697	19,314	20,030
Mortgage banking	113	171	399	595
Other banking revenues	1,471	912	4,535	2,521
Subtotal	67,635	65,253	199,251	195,043
Loss on sales of investment securities	0	0	(52,329)	0
Gain on debt extinguishment	0	0	242	0
Unrealized loss on equity securities	(49)	(4)	(99)	(24)
Total noninterest revenues	$67,586	$65,249	$147,065	$195,019
Noninterest revenues/total revenues	38.5%	37.1%	31.0%	38.7%
Noninterest revenues/operating revenues (FTE basis, non-GAAP) (1)	38.5%	37.2%	37.8%	38.8%
(1)	For purposes of this ratio noninterest revenues excludes loss on sales of investment securities, gain on debt extinguishment and unrealized loss on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a FTE basis excluding acquired non-PCD loan accretion plus noninterest revenues, excluding loss on sales of investment securities, gain on debt extinguishment and unrealized loss on equity securities. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues were $67.6 million for the third quarter of 2023 and $147.1 million for the first nine months of 2023. This represents an increase of $2.3 million, or 3.6%, for the quarter and a decrease of $48.0 million, or 24.6%, for the YTD period in comparison to the equivalent 2022 periods. The increase for the quarterly period was driven by increases in employee benefit services revenue, insurance services revenue and wealth management services revenue, partially offset by a decrease in banking noninterest revenue. The YTD decrease was primarily a result of a $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities in connection with a strategic balance sheet repositioning executed during the first quarter of 2023 to provide the Company with greater flexibility in managing balance sheet growth and deposit funding. Excluding the realized loss on sale of investment securities, unrealized loss on equity securities and gain on debt extinguishment recognized in the first quarter of 2023, noninterest revenues were up $4.2 million, or 2.2%, between September YTD 2023 and September YTD 2022 which was driven by increases in insurance services revenue and employee benefit services revenue, partially offset by decreases in banking noninterest revenue and wealth management services revenue.

Banking noninterest revenue of $17.6 million for the third quarter and $51.8 million for the first nine months of 2023 decreased $0.9 million, or 5.1%, and decreased $1.1 million, or 2.1%, respectively, as compared to the corresponding prior year periods. The quarterly decrease was driven by decreases in deposit service charges and fees and mortgage banking revenues, partially offset by increases in other banking revenues and debit interchange and ATM fees. The YTD decrease was driven by decreases in deposit service charges and fees, debit interchange and ATM fees and mortgage banking revenues, partially offset by an increase in other banking revenues. The decreases in deposit service charges and fees were reflective of the Company’s implementation of certain deposit fee changes, including the elimination of nonsufficient and unavailable funds fees on personal accounts late in the fourth quarter of 2022. The Company expects to continue to evaluate its deposit service charges and other fees for further modifications during the last quarter of 2023 and early 2024 in order to better serve the Company’s customers by offering an array of products and services designed to meet their particular type of banking needs.

Employee benefit services revenue increased $2.1 million, or 7.6%, and $1.6 million, or 1.8%, for the three and nine months ended September 30, 2023, respectively, as compared to the equivalent prior year periods primarily related to new business and a significant year-over-year increase in the total participants under administration, along with a modest increase from market appreciation. Insurance services revenue was up $0.8 million, or 6.9%, and $4.0 million, or 12.6%, for the third quarter and YTD periods, respectively, driven primarily by a strong premium market and organic expansion, along with growth resulting from acquisitions between the periods. Wealth management services revenue was up $0.4 million, or 5.8%, for the third quarter of 2023, but down $0.2 million, or 1.0%, for September 2023 YTD as compared to the same time periods of 2022.

The ratio of noninterest revenues to total revenues was 38.5% for the third quarter of 2023 and 31.0% for September YTD 2023, compared to 37.1% for the prior year’s third quarter and 38.7% for September YTD 2022. The quarterly increase was due to noninterest revenues increasing 3.6% while net interest income decreased 2.4% driven by higher funding costs. The YTD decrease was primarily the result of the $48.0 million, or 24.6%, decrease in total noninterest revenues due to the aforementioned $52.3 million realized loss on sales of investment securities, while net interest income increased 6.4%, driven by net interest margin expansion.

The ratio of noninterest revenues to operating revenues (FTE basis, non-GAAP), as defined in footnote 1 of Table 4 above, was 38.5% for the quarter and 37.8% for the nine months ended September 30, 2023, respectively, versus 37.2% and 38.8% for the comparable periods of 2022. The increase between the quarterly periods was due to a 3.7% increase in adjusted noninterest revenues, while adjusted net interest income (FTE basis) decreased 2.4%. The year-to-date decrease was a function of a 6.4% increase in adjusted net interest income (FTE basis) while adjusted noninterest revenues increased 2.2%.

Noninterest Expenses

Table 5 below sets forth the quarterly and YTD results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2023	2022	2023	2022
Salaries and employee benefits	$70,687	$66,190	$210,208	$193,236
Data processing and communications	15,480	14,184	42,900	40,454
Occupancy and equipment	10,358	10,364	31,835	31,740
Amortization of intangible assets	3,576	3,837	10,948	11,420
Legal and professional fees	3,826	3,194	12,129	10,196
Business development and marketing	4,628	3,616	12,096	9,975
Acquisition expenses	0	409	56	4,668
Acquisition-related contingent consideration adjustment	80	0	1,080	400
Other	7,869	6,391	22,342	16,327
Total noninterest expenses	$116,504	$108,185	$343,594	$318,416

Noninterest expenses/average assets	3.06%	2.76%	3.02%	2.74%
Operating expenses(1)/average assets (non-GAAP)	2.96%	2.65%	2.91%	2.60%
Efficiency ratio (GAAP)	66.4%	61.6%	72.3%	63.2%
Operating efficiency ratio (non-GAAP)(2)	64.3%	59.3%	62.8%	60.0%
(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, acquisition-related contingent consideration adjustment and amortization of intangible assets. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Operating efficiency ratio a non-GAAP measure, is calculated as operating expenses as defined in footnote (1) above divided by net interest income on a FTE basis excluding acquired non-PCD loan accretion plus noninterest revenues excluding loss on sales of investment securities, gain on debt extinguishment and unrealized loss on equity securities. See Table 11 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $116.5 million and $343.6 million for the third quarter and YTD periods of 2023, respectively, representing an increase of $8.3 million, or 7.7%, for the quarter and an increase of $25.2 million, or 7.9%, for the YTD period. Third quarter and YTD 2023 noninterest expenses included $0.1 million and $1.1 million of acquisition expenses and acquisition-related contingent consideration adjustment, respectively, compared to $0.4 million and $5.1 million in third quarter and YTD 2022, respectively. Salaries and employee benefits increased $4.5 million, or 6.8%, and $17.0 million, or 8.8%, for the third quarter and YTD periods of 2023, respectively, as compared to the corresponding periods of 2022. The remaining change to noninterest expenses are attributed to data processing and communications (up $1.3 million for the quarter and $2.4 million YTD), occupancy and equipment (consistent between the quarters and up $0.1 million YTD), legal and professional fees (up $0.6 million for the quarter and $1.9 million YTD), business development and marketing (up $1.0 million for the quarter and $2.1 million YTD), amortization of intangible assets (down $0.3 million for the quarter and $0.5 million YTD) and other expenses (up $1.5 million for the quarter and $6.0 million YTD).

The increase in salaries and benefits was driven by merit and market-related increases in employee wages, higher employee medical expenses and certain executive retirement expenses. Other expenses were up primarily due to increases in insurance expenses, travel-related expenses and non-service related components of the net periodic pension benefit credit. The higher insurance costs included in other expenses reflected larger FDIC insurance expenses due in part to an increase in the base assessment rate effective January 1, 2023. Legal and professional fees were up on a YTD basis primarily due to fees associated with various matters. The increase in data processing and communications expenses was due to the Company’s continued investment in customer-interfacing and digital technologies and the upgrading of operational support systems between the comparable periods. Business development and marketing expenses increased due to the Company’s investment in digital marketing initiatives and higher levels of targeted advertisements intended to generate deposit inflows.

The Company’s GAAP efficiency ratio was 66.4% for the third quarter of 2023, 4.8 percentage points unfavorable to the comparable quarter of 2022. This resulted from total noninterest expenses increasing 7.7% due to the factors noted above, while total revenues decreased 0.2%, primarily due to lower net interest income driven by higher funding costs. The GAAP efficiency ratio of 72.3% for September YTD 2023 was 9.1 percentage points unfavorable to the 63.2% GAAP efficiency ratio for September YTD 2022. The increase in the GAAP efficiency ratio between the comparable YTD periods was the result of total revenues decreasing 5.6% primarily due to the $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities during the first quarter of 2023, while total noninterest expenses increased 7.9% due to the factors noted above. Annualized current quarter noninterest expenses as a percentage of average assets increased 0.30 percentage points versus the third quarter of the prior year as noninterest expenses increased 7.7% while average assets decreased 2.8%. On a YTD basis, annualized noninterest expenses as a percentage of average assets increased 0.28 percentage points as noninterest expenses increased 7.9% while average assets decreased 2.1%. Noninterest expenses increased between both periods due to the factors noted above and average assets decreased between both periods primarily due to the aforementioned sale of certain available-for-sale investment securities during the first quarter of 2023.

The Company’s operating efficiency ratio (a non-GAAP measure, as defined in the table above) was 64.3% for the third quarter, 5.0 percentage points unfavorable to the comparable quarter of 2022. This resulted from operating expenses (as defined above) increasing 8.6%, while operating revenues (as defined above) increased 0.1%. The operating efficiency ratio (non-GAAP) of 62.8% for the first nine months of 2023 was 2.8 percentage points unfavorable compared to the first nine months of 2022 due to 9.8% higher operating expenses (as defined above), while operating revenues (as defined above) increased by 4.8%. Current year operating expenses (as defined above) as a percentage of average assets (non-GAAP) increased 0.31 percentage points versus the prior year quarter and the prior year-to-date period as operating expenses (as defined above) increased while average assets decreased on both a quarterly and YTD basis. Operating expenses (as defined above) increased 8.6% for the quarter and 9.8% for the year-to-date period, while average assets decreased 2.8% for the quarter and 2.1% for the year-to-date period.

Income Taxes

The third quarter and YTD 2023 effective income tax rates were 21.2% and 21.1%, respectively, as compared to 22.0% and 21.6% for the comparable periods of 2022. The decrease in the third quarter and YTD 2023 effective income tax rates are primarily attributable to a decrease in the full-year 2023 pre-tax income projection as a result of the loss on investment security sales recognized in the first quarter of 2023. The Company recorded a $0.3 million and $0.6 million reduction in income tax expense associated with stock-based compensation tax benefits for YTD 2023 and YTD 2022, respectively. The effective tax rates adjusted to exclude stock-based compensation tax benefits for the third quarter and YTD 2023 were 21.2% and 21.3%, respectively, as compared to 22.0% for both of the comparable periods of 2022.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $3.96 billion at the end of the third quarter, a decrease of $1.35 billion, or 25.5%, from December 31, 2022 and $1.27 billion, or 24.2%, lower than September 30, 2022. The balance of cash equivalents was $260.0 million at the end of the third quarter, an increase of $241.6 million from December 31, 2022 and $230.0 million from September 30, 2022. The book value of investment securities (excluding unrealized gains and losses) of $4.51 billion at the end of the third quarter decreased $1.33 billion from December 31, 2022 and $1.69 billion from September 30, 2022. During the first nine months of 2023, the Company purchased $23.9 million of government agency mortgage-backed securities with an average yield of 5.49%, which the Company classified as held-to-maturity. These additions were offset by proceeds of $733.8 million from the sale of certain available-for-sale U.S. Treasury securities associated with the first quarter 2023 balance sheet repositioning and $582.6 million of investment maturities, calls and principal payments during the first nine months of 2023. Additionally, there was $30.1 million of net accretion on investment securities during the first nine months of 2023. The effective duration of the investment securities portfolio was 7.2 years at the end of the third quarter of 2023, as compared to 6.3 years at the end of 2022 and 6.5 years at the end of the third quarter of 2022.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses in the available-for-sale and equity securities portfolio. At September 30, 2023, the investment portfolio excluding held-to-maturity investment securities had a $546.4 million net unrealized loss, as compared to a $522.7 million net unrealized loss at December 31, 2022 and a $964.9 million net unrealized loss at September 30, 2022. These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases, maturities and reclassifications that have occurred over the past 12 months and the recognition of the loss on sales of available-for-sale investment securities related to aforementioned balance sheet repositioning.

The following table sets forth the carrying value of the Company’s investment securities portfolio:

Table 6: Investment Securities

	September 30,	December 31,	September 30,
(000’s omitted)	2023	2022	2022
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,979,439	$3,243,537	$4,275,440
Obligations of state and political subdivisions	434,465	504,297	489,910
Government agency mortgage-backed securities	337,071	384,633	384,891
Corporate debt securities	7,174	7,114	7,033
Government agency collateralized mortgage obligations	9,487	12,270	13,415
Total available-for-sale portfolio	2,767,636	4,151,851	5,170,689

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	1,101,679	1,079,695	0
Government agency mortgage-backed securities	23,861	0	0
Total held-to-maturity portfolio	1,125,540	1,079,695	0

Equity and other Securities:
Equity securities, at fair value	320	419	439
Federal Home Loan Bank common stock	26,524	47,497	18,438
Federal Reserve Bank common stock	33,568	31,144	33,568
Other equity securities, at adjusted cost	6,413	4,282	4,158
Total equity and other securities	66,825	83,342	56,603

Total investments	$3,960,001	$5,314,888	$5,227,292

Loans

Loans ended the third quarter at $9.45 billion, $640.7 million, or 7.3%, higher than at December 31, 2022 and $906.5 million, or 10.6%, higher than at September 30, 2022.

The business lending portfolio consists of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and vehicle dealer floor plan financing. The business lending portfolio increased $420.5 million, or 12.0%, from September 30, 2022 and increased $269.3 million, or 7.4%, from December 31, 2022, driven by net organic growth. Growth in commercial mortgages drove the majority of the increase between both periods, in particular commercial real estate multi-family and commercial real estate non-owner occupied, followed by commercial real estate owner occupied, and to a lesser extent increases in commercial and industrial lines of credit, partially offset by decreases in commercial and industrial term loans. While certain macroeconomic concerns are emerging related to non-owner occupied commercial real estate, the Company’s exposure to this portfolio remains diverse and relatively low at 186% of total bank-level regulatory capital, 24% of total loans and 15% of total assets. The balance increases are reflective of continued high demand for multi-family housing, expansion of internal resources and proactive business development and pricing in the Company’s market areas. Competitive conditions for business lending continue to prevail in both the digital marketplace and geographic regions in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

Consumer mortgages increased $221.2 million, or 7.4%, from one year ago and increased $184.3 million, or 6.1%, from December 31, 2022, reflective of organic growth. Over the past year, the Company produced net organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, recruitment of additional mortgage loan originators and proactive business development efforts. Home equity loans increased $11.7 million, or 2.7%, from one year ago, and increased $10.8 million, or 2.5%, from December 31, 2022, in part aided by lower levels of consumer mortgage refinancing-related payoffs and paydowns in the higher interest rate environment.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $253.0 million, or 15.4%, from one year ago and increased $176.3 million, or 10.3%, from December 31, 2022. The increase was primarily due to the Company offering competitive pricing, benefitting from reduced participation by certain competitors and capturing an increased share of the solid sales volumes that existed in its market area and dealer network which, combined with higher vehicle sales prices, resulted in significant growth in the Company’s consumer indirect portfolio, despite national vehicle shortages. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans have historically provided attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to change when the risk factors of each component part change. The allocation is not indicative of the specific amount of future net charge-offs that will be incurred in each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 7, total allowance for credit losses at the end of the third quarter was $64.9 million, an increase of $4.6 million, or 7.6%, from one year earlier and an increase of $3.9 million, or 6.4%, from the end of 2022.

Table 7: Allowance for Credit Losses by Loan Type

	September 30, 2023		December 31, 2022		September 30, 2022
		Percent of		Percent of		Percent of
		Total		Total		Total
(000’s omitted except for ratios)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Business lending	$26,044	41.4%	$23,297	41.4%	$23,931	40.9%
Consumer mortgage	14,971	33.8%	14,343	34.2%	13,818	34.8%
Consumer indirect	18,290	18.1%	17,852	17.5%	17,018	17.1%
Consumer direct	3,046	2.0%	2,973	2.0%	3,015	2.1%
Home equity	1,594	4.7%	1,594	4.9%	1,581	5.1%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total	$64,945	100.0%	$61,059	100.0%	$60,363	100.0%

As demonstrated in Table 7, the consumer direct and indirect installment loan portfolios carry higher credit risk than the business lending, consumer mortgage and home equity portfolios and therefore the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at September 30, 2023 was consistent with December 31, 2022 and September 30, 2022. The changes in allowance allocations reflect management’s continued refinement of its loss estimation techniques. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management remained conservative in the approaches used to establish the overall allowance for credit losses. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable.

Allowance for credit losses and loan net charge-off ratios are as follows:

Table 8: Loan Ratios

	September 30,	December 31,	September 30,
	2023	2022	2022
Allowance for credit losses/total loans	0.69%	0.69%	0.71%
Allowance for credit losses/nonperforming loans	176%	183%	186%
Nonaccrual loans/total loans	0.35%	0.33%	0.33%
Allowance for credit losses/nonaccrual loans	196%	209%	215%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	0.00%	0.01%	(0.03)%
Consumer mortgage	0.02%	0.01%	0.01%
Consumer indirect	0.18%	0.46%	0.09%
Consumer direct	0.73%	0.41%	0.32%
Home equity	0.00%	(0.01)%	0.02%
Total loans	0.05%	0.09%	0.02%

Net charge-offs during the third quarter of 2023 were $1.2 million, an increase of $0.9 million compared to the third quarter of 2022. All portfolios except the home equity portfolio experienced higher net charge-off levels in the third quarter of 2023 compared to the third quarter of 2022. The total net charge-off ratio (net charge-offs annualized as a percentage of average loans outstanding for the quarter) for the third quarter was 0.05%, four basis points lower than the ratio at December 31, 2022 and three basis points higher than the ratio at September 30, 2022. Despite the increase in net charge-offs in the third quarter of 2023, the net charge-off ratio remains well below the Company’s average for the past ten years of 0.12%. Net charge-off ratios for the third quarter of 2023 for the consumer mortgage, consumer direct and home equity portfolios were above the Company’s average for the trailing eight quarters, while the net charge-off ratio for the business lending and consumer indirect portfolios were below the Company’s average for the trailing eight quarters. Economic conditions have been relatively stable with the unemployment rate in particular remaining low and supporting the continued historically low levels of net charge-offs experienced by the Company.

Other real estate owned (“OREO”) at September 30, 2023 was $0.6 million. This compares to $0.5 million at both December 31, 2022 and September 30, 2022. At September 30, 2023, OREO consisted of 10 residential properties with a total value of $0.6 million. This compares to seven residential properties with a total value of $0.5 million at December 31, 2022, and eight residential properties with a total value of $0.5 million at September 30, 2022.

Approximately 15% of the nonperforming loans at September 30, 2023 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type. While the level of nonperforming business loans was $0.8 million higher than the prior year, the business lending nonperforming loans ratio was consistent as business conditions in the Company’s market area remain stable.

Approximately 76% of nonperforming loans at September 30, 2023 were comprised of consumer mortgages. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. Although high inflation has had some adverse impact on consumers, the unemployment rate remains low and this has contributed to the credit performance in the consumer mortgage loan segment remaining favorable. The remaining 9% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 176% at the end of the third quarter, as compared to 183% at year-end 2022 and 186% at September 30, 2022. The decrease in this ratio between the annual quarterly periods was primarily driven by the increases in nonperforming business loan and consumer mortgage levels rising proportionally more than the allowance for credit losses.

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

Delinquent loans (defined as loans 30 days or more past due or in nonaccrual status) as a percent of total loans was 0.90% at the end of the third quarter, one basis point above the 0.89% at year-end 2022 and 19 basis points above the 0.71% at September 30, 2022. The business lending delinquency ratio at the end of the third quarter of 0.49% was nine basis points above the level of 0.40% at December 31, 2022 and 32 basis points above the level of 0.17% at September 30, 2022. The delinquency rates for the consumer indirect and consumer direct portfolios decreased as compared to the levels at December 31, 2022, while delinquency rates in the consumer mortgage and home equity portfolios increased. The delinquency rates for all loan portfolios increased compared to the levels at September 30, 2022. Despite the increase in delinquent loans in the third quarter of 2023, the current quarter delinquency rates remained below the Company’s average for the past ten years of 1.04%.

The Company recorded a $2.9 million provision for credit losses in the third quarter of 2023. The third quarter provision for credit losses was $2.2 million lower than the equivalent prior year period’s provision for credit losses of $5.1 million. The third quarter of 2023 provision for credit losses reflects stable economic forecasts and asset quality metrics as well as net loan growth between the periods. The allowance for credit losses of $64.9 million as of September 30, 2023 increased $3.9 million compared to December 31, 2022 and increased $4.6 million compared to September 30, 2022. The allowance for credit losses to total loans ratio was 0.69% at September 30, 2023, consistent with the level at December 31, 2022 and two basis points lower than the level at September 30, 2022. Refer to Note E: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of September 30, 2023, the net purchase discount related to the $1.09 billion of remaining non-PCD loan balances acquired in prior period acquisitions was approximately $21.6 million, or 2.0% of that portfolio.

Deposits

As shown in Table 9, average deposits of $12.77 billion in the third quarter were $562.5 million, or 4.2%, lower than the third quarter of 2022. Total average deposit balances decreased $408.1 million, or 3.1%, from the fourth quarter of last year, while on an ending basis total deposits increased $18.5 million, or 0.1%, from December 31, 2022. The mix of average deposit balances changed as the weighting of non-maturity deposits (noninterest checking, interest checking, savings and money market) to total deposits has decreased from the prior year levels. Average noninterest checking deposits as a percentage of average total deposits was 29.8% in the third quarter compared to 31.4% in the third quarter of 2022 and 31.9% in the fourth quarter of last year. Average non-maturity deposits represented 89.2% of the Company’s deposit funding base and time deposits represented 10.8% of total average deposits in the third quarter of 2023 compared to 92.8% and 7.2%, respectively, in the equivalent period year period. The quarterly average cost of deposits was 0.76% for the third quarter of 2023, compared to 0.18% for the fourth quarter of 2022 and 0.11% in the third quarter of 2022, reflective of the increase in the average interest rate paid on interest-bearing deposits as interest rates on certain interest-bearing deposits were raised in response to market conditions, as well as a decline in the proportion of noninterest and low-rate deposit balances. The Company continues to focus on expanding its deposit relationship base through its competitive product offerings and high quality customer service.

The Company’s deposit base is well diversified across customer segments, which as of September 30, 2023 is comprised of approximately 61% consumer, 26% business and 13% municipal, and broadly dispersed with an average personal deposit account balance of approximately $12,000 and average business deposit relationship of approximately $62,000, while the Company’s total average deposit account balance is under $20,000. In addition, at the end of the quarter, 70% of the Company’s total deposits were in checking and savings accounts and the weighted-average age of the Company’s non-maturity deposit accounts was approximately 15 years. As of September 30, 2023, the Company’s total uninsured deposits, net of collateralized and intercompany deposits, is estimated at approximately $2.11 billion. This amount is determined by adjusting the amounts reported in the Bank Call Report by intercompany deposits, which are not external customers and are therefore eliminated in consolidation, and municipal deposits which are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at September 30, 2023 are reported gross at $3.92 billion, which includes intercompany account balances of $334.2 million and collateralized deposits of $1.47 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of third quarter ending total deposits.

Average nonpublic fund deposits for the third quarter of 2023 decreased $422.2 million, or 3.6%, versus the fourth quarter of 2022 and decreased $589.4 million, or 4.9%, versus the year-earlier period as competition intensified in the rising interest rate environment. Average public fund deposits for the third quarter increased $14.1 million, or 1.1%, from the fourth quarter of 2022 and increased $26.9 million, or 2.0%, from the third quarter of 2022, primarily due to the Company’s competitive pricing and business development efforts. Average public fund deposits as a percentage of total average deposits increased from 10.0% in the third quarter of 2022 to 10.6% in the third quarter of 2023.

Table 9: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000’s omitted)	2023	2022	2022
Noninterest checking deposits	$3,810,542	$4,198,086	$4,192,615
Interest checking deposits	2,951,592	3,264,432	3,299,612
Savings deposits	2,344,630	2,441,720	2,460,915
Money market deposits	2,288,139	2,383,216	2,419,029
Time deposits	1,377,534	893,074	962,777
Total deposits	$12,772,437	$13,180,528	$13,334,948
Nonpublic fund deposits	$11,416,091	$11,838,284	$12,005,491
Public fund deposits	1,356,346	1,342,244	1,329,457
Total deposits	$12,772,437	$13,180,528	$13,334,948

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the third quarter of 2023 totaled $316.8 million. This was $474.3 million lower than borrowings at December 31, 2022 and $174.3 million above the level at the end of the third quarter of 2022. The increase from the prior year third quarter was primarily due to an increase in other FHLB borrowings of $297.4 million as the Company secured $300.0 million of fixed rate FHLB term borrowings in the third quarter of 2023 to support the funding of continued loan growth. The decrease from the fourth quarter of 2022 was primarily related to a decrease in overnight borrowings of $768.4 million as the Company utilized proceeds from its first quarter securities sales and subsequent investment security maturities to pay down these borrowings.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial customer accounts that price and operate similar to a deposit instrument. Customer repurchase agreements were $330.3 million at the end of the third quarter of 2023, a decrease of $16.4 million and $22.5 million from December 31, 2022 and September 30, 2022, respectively.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity was $1.55 billion at the end of the third quarter, up $3.2 million from the balance at December 31, 2022. The increase was driven by net income of $98.2 million, $6.7 million recognized from employee stock options earned and net activity under the Company’s employee stock plans of $0.7 million, partially offset by $5.3 million of other comprehensive loss, net of tax, dividends declared of $71.5 million and common stock repurchased of $25.7 million. The other comprehensive loss, net of tax, was comprised of a $4.4 million decrease in the after-tax market value adjustment on the available-for-sale investment portfolio due to movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases, sales, maturities and reclassifications that have occurred over the past nine months and the recognition of the loss on sales of available-for-sale investment securities related to aforementioned balance sheet repositioning, and a negative $0.9 million adjustment to the funded status of the Company’s retirement plans. Over the past 12 months, total shareholders’ equity increased $93.8 million, driven primarily by an increase in the market value adjustment on investments, net income, the accretion of the market value adjustment associated with the transfer of securities from the available-for-sale portfolio to the held-to-maturity portfolio and the issuance of stock in association with the employee stock plan, partially offset by dividends declared, common stock repurchase activity and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2023 was 72.8%, compared to 51.8% for the nine months ended September 30, 2022. Excluding the after-tax impact of the loss on sales of investment securities, the YTD 2023 dividend payout ratio was 51.3%. Dividends declared for the first nine months of 2023 increased 1.8% compared to the first nine months of 2022, as the Company’s quarterly dividend per share was raised from $0.43 to $0.44 in the third quarter of 2022 and from $0.44 to $0.45 in the third quarter of 2023, while net income decreased 27.5% versus the equivalent year-to-date period due to increases in operating expenses and realized loss on investment securities, partially offset by increases in net interest income and noninterest revenues and a decrease in the provision for credit losses. Excluding the after-tax impact of the securities sales in the first quarter of 2023, net income increased 2.8% between the first nine months of 2023 and the equivalent prior year period. Additionally, the number of common shares outstanding decreased 0.6% over the last twelve months, as common stock repurchases outweighed new issuance activity in the Company’s employee stock plans. During the third quarter of 2023, the Company announced a one-cent, or 2.3%, increase in the quarterly dividend to $0.45 per share on its common stock, which marked the 31st consecutive year of dividend increases for the Company.

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

The Company and the Bank are required to maintain a “capital conservation buffer” for risk-weighted capital parameters, composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of September 30, 2023 and December 31, 2022. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer as of September 30, 2023 and December 31, 2022, the Company and the Bank must maintain:

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

As of September 30, 2023 and December 31, 2022, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of September 30, 2023 and December 31, 2022, the regulatory capital ratios for the Company and Bank are presented below.

Table 10: Regulatory Ratios

	September 30, 2023		December 31, 2022		September 30, 2022
	Community Bank	Community	Community Bank	Community	Community Bank	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.44%	7.83%	8.79%	7.26%	8.78%	7.03%
Common equity Tier 1 capital ratio	14.98%	12.37%	15.71%	12.86%	15.50%	12.44%
Tier 1 risk-based capital ratio	14.98%	12.37%	15.71%	12.86%	15.50%	12.44%
Total risk-based capital ratio	15.68%	13.07%	16.40%	13.56%	16.19%	13.14%

The Company’s Tier 1 leverage ratio, a primary measure of regulatory capital as defined above, was 9.44% at the end of the third quarter, up 0.65 percentage points from December 31, 2022 and 0.66 percentage points above its level one year earlier. The increase in the Tier 1 leverage ratio in comparison to December 31, 2022 was the result of ending shareholders’ equity, excluding intangibles (net of associated deferred tax liabilities or “net intangibles”) and other comprehensive income or loss items, increasing 0.6%, while average assets, excluding intangibles and the market value adjustment on investments, decreased 6.3%. The Tier 1 leverage ratio increased compared to the prior year’s third quarter as shareholders’ equity, excluding net intangibles and other comprehensive income or loss items, increased 3.2% as net earnings retention outweighed share repurchases, while average assets, excluding intangibles and the market value adjustment on investments, decreased 4.1%. The increase in shareholders’ equity, excluding net intangibles and other comprehensive income or loss items, between both periods was primarily due to net earnings retention, that despite the negative impact of the realized loss on investment security sales in connection with the first quarter 2023 balance sheet repositioning, outweighed share repurchases. The decrease in average assets, excluding intangibles and the market value adjustment on investments, between both periods was primarily due to the impact from the Company’s first quarter 2023 balance sheet repositioning.

The shareholders’ equity-to-assets ratio was 10.11% at the end of the third quarter of 2023 compared to 9.80% at December 31, 2022 and 9.37% at September 30, 2022. The tangible equity-to-assets ratio (a non-GAAP measure) of 4.81% increased 0.17 percentage points from December 31, 2022 and increased 0.73 percentage points versus September 30, 2022 (see Table 11 for Reconciliation of GAAP to Non-GAAP Measures). The increase in the tangible equity-to-assets ratio (non-GAAP) from one year prior was primarily driven by a $97.4 million, or 16.2%, increase in tangible equity due to the decline in accumulated other comprehensive loss related to the Company’s investment securities portfolio due in part to the timing of the reclassification of certain investment securities from the available-for-sale portfolio to the held-to-maturity portfolio in the fourth quarter of 2022 and a $204.6 million, or 1.4%, decrease in tangible assets due primarily to the aforementioned sales and maturities of certain available-for-sale investment securities. The increase in the net tangible equity-to-assets ratio (non-GAAP) from December 31, 2022 was driven by a $3.2 million, or 0.5%, increase in tangible equity, while tangible assets decreased $449.4 million, or 3.0%, primarily due to the reduction in investment securities and borrowings resulting from the Company’s first quarter balance sheet repositioning and investment maturities.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the Federal Reserve. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary sources of non-deposit funds are FHLB or Federal Reserve overnight advances and other FHLB term borrowings. At September 30, 2023, there were $316.8 million of other FHLB term borrowings and no overnight borrowings outstanding.

The Company’s primary sources of liquidity are its liquid assets, as well as unencumbered loans and securities that can be used to collateralize additional funding. At September 30, 2023, the Bank had $455.8 million of cash and cash equivalents of which $260.0 million are interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks. The Company also had $2.61 billion in unused FHLB & FRB borrowing capacity based on the Company’s quarter-end loan collateral levels. Additionally, the Company had approximately $1.75 billion of securities that could be sold or pledged at the FHLB or Federal Reserve to obtain additional funding. There was $25.0 million available in an unsecured line of credit with a correspondent bank at quarter end. The Company’s sources of immediately available liquidity of $4.81 billion at the end of the third quarter of 2023 represent over 200% of the Company’s estimated uninsured deposits, net of collateralized and intercompany deposits, estimated at approximately $2.11 billion.

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of September 30, 2023, this ratio was 10.5% for 30-days and 9.3% for 90-days, excluding the Company’s capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

A sources and uses statement is used by the Company to measure intermediate liquidity risk over the next twelve months. As of September 30, 2023, there is more than enough liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed in various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of September 30, 2023 indicate the Company has sufficient sources of funds for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system which disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors (the “Board”) and the Company’s ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis. Management believes that both potential circumstances have been fully addressed through the establishment of trigger points for monitoring such events and detailed action plans that would be initiated if those trigger points are reached. These trigger points are not by themselves definitive indicators of insufficient liquidity, but rather a mechanism for management to monitor conditions and possibly provide advance warning which could avert or reduce the impact of a crisis. Liquidity triggers are based on a variety of factors, including Company history, trends, and current operating performance, industry observations, and changes in internal and external economic factors. Indicators include: core liquidity and funding needs such as the core basic surplus, unencumbered securities to average assets, and free FHLB and FRB loan collateral to average assets; heightened funding needs indicators such as average loans to average deposits, average public and nonpublic deposits to total funding, and average borrowings to total funding; capital at risk indicators consisting mainly of regulatory ratios; asset quality indicators; and decrease in funds availability indicators which is a combination of internal and external factors such as increased restrictions on borrowing or downturns in the credit market. The Company has established three risk levels for these liquidity triggers that define the response based on the severity of the circumstances. Responses vary from an assessment of possible funding deficiencies with no impact on normal business operations to immediate action required due to impending funding problems. For more information regarding the risk factor associated with the possibility of a funding crisis, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 1, 2023 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 as filed with the SEC on May 10, 2023.

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) adverse developments in the banking industry related to recent bank failures and the potential impact of such developments on customer confidence and regulatory responses to these developments; (2) current and future economic and market conditions, including the effects of changes in commercial real estate and residential housing or vehicle prices, higher unemployment rates, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters and conflicts, and any slowdown in global economic growth; (3) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (4) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; (5) future provisions for credit losses on loans and debt securities; (6) changes in nonperforming assets; (7) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (8) risks related to credit quality; (9) inflation, interest rate, liquidity, market and monetary fluctuations; (10) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (11) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (12) changes in consumer spending, borrowing and savings habits; (13) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (14) the ability of the Company to maintain the security, including cybersecurity, of its financial, accounting, technology, data processing and other operating systems, facilities and data; (15) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (16) failure of third parties to provide various services that are important to the Company’s operations; (17) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (18) the ability to maintain and increase market share and control expenses; (19) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities, capital requirements, and other aspects of the financial services industry; (20) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (21) the outcome of pending or future litigation and government proceedings; (22) other risk factors outlined in the Company’s filings with the SEC from time to time; and (23) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 11: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2023	2022	2023	2022
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$44,129	$48,691	$98,218	$135,551
Income taxes	11,861	13,706	26,218	37,454
Income before income taxes	55,990	62,397	124,436	173,005
Provision for credit losses	2,878	5,061	7,130	12,005
Pre-tax, pre-provision net revenue (non-GAAP)	58,868	67,458	131,566	185,010
Acquisition expenses	0	409	56	4,668
Loss on sales of investment securities	0	0	52,329	0
Gain on debt extinguishment	0	0	(242)	0
Acquisition-related contingent consideration adjustment	80	0	1,080	400
Unrealized loss on equity securities	49	4	99	24
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$58,997	$67,871	$184,888	$190,102

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$0.82	$0.90	$1.82	$2.49
Income taxes	0.22	0.25	0.48	0.69
Income before income taxes	1.04	1.15	2.30	3.18
Provision for credit losses	0.06	0.10	0.13	0.22
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.10	1.25	2.43	3.40
Acquisition expenses	0.00	0.00	0.00	0.08
Loss on sales of investment securities	0.00	0.00	0.97	0.00
Gain on debt extinguishment	0.00	0.00	0.00	0.00
Acquisition-related contingent consideration adjustment	0.00	0.00	0.02	0.01
Unrealized loss on equity securities	0.00	0.00	0.00	0.00
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$1.10	$1.25	$3.42	$3.49

Net income
Net income (GAAP)	$44,129	$48,691	$98,218	$135,551
Acquisition expenses	0	409	56	4,668
Tax effect of acquisition expenses	0	(90)	(12)	(1,009)
Subtotal (non-GAAP)	44,129	49,010	98,262	139,210
Loss on sales of investment securities	0	0	52,329	0
Tax effect of loss on sales of investment securities	0	0	(11,171)	0
Subtotal (non-GAAP)	44,129	49,010	139,420	139,210
Gain on debt extinguishment	0	0	(242)	0
Tax effect of gain on debt extinguishment	0	0	52	0
Subtotal (non-GAAP)	44,129	49,010	139,230	139,210
Acquisition-related contingent consideration adjustment	80	0	1,080	400
Tax effect of acquisition-related contingent consideration adjustment	(17)	0	(231)	(86)
Subtotal (non-GAAP)	44,192	49,010	140,079	139,524
Acquisition-related provision for credit losses	0	0	0	3,927
Tax effect of acquisition-related provision for credit losses	0	0	0	(848)
Subtotal (non-GAAP)	44,192	49,010	140,079	142,603
Unrealized loss on equity securities	49	4	99	24
Tax effect of unrealized loss on equity securities	(10)	(1)	(21)	(5)
Operating net income (non-GAAP)	44,231	49,013	140,157	142,622
Amortization of intangible assets	3,576	3,837	10,948	11,420
Tax effect of amortization of intangible assets	(757)	(843)	(2,333)	(2,472)
Subtotal (non-GAAP)	47,050	52,007	148,772	151,570
Acquired non-PCD loan accretion	(948)	(1,397)	(2,913)	(3,154)
Tax effect of acquired non-PCD loan accretion	201	307	621	685
Adjusted net income (non-GAAP)	$46,303	$50,917	$146,480	$149,101

Return on average assets
Adjusted net income (non-GAAP)	$46,303	$50,917	$146,480	$149,101
Average total assets	15,123,226	15,553,296	15,212,471	15,533,915
Adjusted return on average assets (non-GAAP)	1.21%	1.30%	1.29%	1.28%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2023	2022	2023	2022
Income statement data, continued

Return on average equity
Adjusted net income (non-GAAP)	$46,303	$50,917	$146,480	$149,101
Average total equity	1,605,798	1,680,525	1,605,275	1,820,273
Adjusted return on average equity (non-GAAP)	11.44%	12.02%	12.20%	10.95%

Net interest margin
Net interest income	$107,786	$110,394	$328,095	$308,407
Total average interest-earning assets	13,945,949	14,612,179	14,029,458	14,441,465
Net interest margin	3.07%	3.00%	3.13%	2.86%

Net interest margin (FTE)
Net interest income	$107,786	$110,394	$328,095	$308,407
Fully tax-equivalent adjustment	1,034	1,118	3,205	2,956
Fully tax-equivalent net interest income	108,820	111,512	331,300	311,363
Total average interest-earning assets	13,945,949	14,612,179	14,029,458	14,441,465
Net interest margin (FTE) (non-GAAP)	3.10%	3.03%	3.16%	2.88%

Earnings per common share
Diluted earnings per share (GAAP)	$0.82	$0.90	$1.82	$2.49
Acquisition expenses	0.00	0.00	0.00	0.08
Tax effect of acquisition expenses	0.00	0.00	0.00	(0.02)
Subtotal (non-GAAP)	0.82	0.90	1.82	2.55
Loss on sales of investment securities	0.00	0.00	0.97	0.00
Tax effect of loss on sales of investment securities	0.00	0.00	(0.21)	0.00
Subtotal (non-GAAP)	0.82	0.90	2.58	2.55
Gain on debt extinguishment	0.00	0.00	0.00	0.00
Tax effect of gain on debt extinguishment	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.82	0.90	2.58	2.55
Acquisition-related contingent consideration adjustment	0.00	0.00	0.02	0.01
Tax effect of acquisition-related contingent consideration adjustment	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.82	0.90	2.60	2.56
Acquisition-related provision for credit losses	0.00	0.00	0.00	0.07
Tax effect of acquisition-related provision for credit losses	0.00	0.00	0.00	(0.01)
Subtotal (non-GAAP)	0.82	0.90	2.60	2.62
Unrealized loss on equity securities	0.00	0.00	0.00	0.00
Tax effect of unrealized loss on equity securities	0.00	0.00	0.00	0.00
Operating earnings per share (non-GAAP)	0.82	0.90	2.60	2.62
Amortization of intangible assets	0.07	0.07	0.20	0.21
Tax effect of amortization of intangible assets	(0.01)	(0.02)	(0.04)	(0.05)
Subtotal (non-GAAP)	0.88	0.95	2.76	2.78
Acquired non-PCD loan accretion	(0.02)	(0.02)	(0.06)	(0.06)
Tax effect of acquired non-PCD loan accretion	0.00	0.01	0.01	0.02
Diluted adjusted net earnings per share (non-GAAP)	$0.86	$0.94	$2.71	$2.74

Efficiency ratio – GAAP
Noninterest expenses (GAAP) - numerator	$116,504	$108,185	$343,594	$318,416
Net interest income (GAAP)	107,786	110,394	328,095	308,407
Noninterest revenues (GAAP)	67,586	65,249	147,065	195,019
Total revenues (GAAP) - denominator	$175,372	$175,643	$475,160	$503,426
Efficiency ratio (GAAP)	66.4%	61.6%	72.3%	63.2%

Noninterest operating expenses
Noninterest expenses (GAAP)	$116,504	$108,185	$343,594	$318,416
Amortization of intangible assets	(3,576)	(3,837)	(10,948)	(11,420)
Acquisition expenses	0	(409)	(56)	(4,668)
Acquisition-related contingent consideration adjustment	(80)	0	(1,080)	(400)
Total adjusted noninterest expenses (non-GAAP)	$112,848	$103,939	$331,510	$301,928

Operating efficiency ratio – non-GAAP
Adjusted noninterest expenses (non-GAAP) - numerator	$112,848	$103,939	$331,510	$301,928
Fully tax-equivalent net interest income	108,820	111,512	331,300	311,363
Noninterest revenues	67,586	65,249	147,065	195,019
Acquired non-PCD loan accretion	(948)	(1,397)	(2,913)	(3,154)
Unrealized loss on equity securities	49	4	99	24
Loss on sales of investment securities	0	0	52,329	0
Gain on debt extinguishment	0	0	(242)	0
Operating revenues (non-GAAP) - denominator	$175,507	$175,368	$527,638	$503,252
Operating efficiency ratio (non-GAAP)	64.3%	59.3%	62.8%	60.0%

	September 30,	December 31,	September 30,
(000’s omitted)	2023	2022	2022
Balance sheet data - at end of quarter
Total assets
Total assets (GAAP)	$15,386,322	$15,835,651	$15,594,547
Goodwill and intangible assets, net	(901,334)	(902,837)	(909,224)
Deferred taxes on goodwill and intangible assets, net	44,593	46,130	48,893
Total tangible assets (non-GAAP)	$14,529,581	$14,978,944	$14,734,216

Total common equity
Shareholders' equity (GAAP)	$1,554,939	$1,551,705	$1,461,163
Goodwill and intangible assets, net	(901,334)	(902,837)	(909,224)
Deferred taxes on goodwill and intangible assets, net	44,593	46,130	48,893
Total tangible common equity (non-GAAP)	$698,198	$694,998	$600,832

Shareholders' equity-to-assets ratio
Total shareholders' equity (GAAP) - numerator	$1,554,939	$1,551,705	$1,461,163
Total assets (GAAP) - denominator	$15,386,322	$15,835,651	$15,594,547
Shareholders' equity-to-assets ratio (GAAP)	10.11%	9.80%	9.37%

Tangible equity-to-assets ratio
Total tangible common equity (non-GAAP) - numerator	$698,198	$694,998	$600,832
Total tangible assets (non-GAAP) - denominator	$14,529,581	$14,978,944	$14,734,216
Tangible equity-to-assets ratio (non-GAAP)	4.81%	4.64%	4.08%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 88.4% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 11.4% of the total portfolio, of which, 96.2% carry a minimum rating of A-. The remaining 0.2% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

The following reflects the Company’s estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using September 30, 2023 as a starting point.
●	The model assumes the Company’s average deposit balances will increase approximately 1.6% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 6.6% over the next twelve months, largely due to forecasted loan growth.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.
●	The model assumes no additional investment security purchases over the next twelve months. Investment cash flows will be used to pay down overnight borrowings and fund loan growth.
●	In the rising rates scenarios, the prime rate, federal funds, and treasury curve rates are assumed to move up/down in a parallel manner by the amounts listed below over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at September 30, 2023	income at September 30, 2023
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(12,555)	(2.8)%
+100 basis points	$(6,402)	(1.4)%
-100 basis points	$4,381	1.0%
-200 basis points	$6,910	1.5%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings or other matters in which claims for monetary damages are asserted. As of September 30, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of such pending or threatened matters against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such matters. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of losses for matters where an exposure is not currently estimable or considered probable is not believed to be material in the aggregate. This is based on information currently available to the Company and involves elements of judgment and significant uncertainties. Information on current legal proceedings and other matters is set forth in Note J to the consolidated financial statements included under Part I, Item 1. While the Company does not believe that the outcome of pending or threatened litigation or other matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The following table presents stock purchases made during the third quarter of 2023:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
July 1-31, 2023	1,172	$44.36	0	2,297,000
August 1-31, 2023	100,000	51.08	100,000	2,197,000
September 1-30, 2023	0	0.00	0	2,197,000
Total (1)	101,172	$51.00	100,000
(1)	Included in the common shares repurchased were 1,172 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

a)Not applicable.

b)Not applicable.

c)Certain of the Company’s officers or directors have made elections to participate in, and are participating in, the Company’s dividend reinvestment plan and 401(k) plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options or the settlement of restricted stock, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.Exhibits

Exhibit No.	Description
10.1

Employment Agreement, dated July 5, 2023, by and among Community Bank System, Inc., Community Bank, N.A., and Dimitar Karaivanov. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on July 5, 2023 (Registration No. 001-13695). (1)

10.2

Community Bank System, Inc. Executive Severance Plan, dated July 18, 2023. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on July 21, 2023 (Registration No. 001-13695). (1)

31.1

Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2

Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1

Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2

Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

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

Community Bank System, Inc.

Date: November 9, 2023	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: November 9, 2023	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief Financial Officer