Form 10-K
period 2023-12-31
COMMUNITY BANK SYSTEM, INC.
filed 2024-02-29
CIK 723188

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock, $1.00 par value per share, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2023 (the registrant’s most recently completed second fiscal quarter): $2,476,043,052.

The number of shares of the common stock, $1.00 par value per share, outstanding as of the close of business on January 31, 2024: 53,328,534

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 15, 2024 (the “Proxy Statement”) is incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Community Bank System, Inc. (the “Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214. The Company’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services to retail, commercial, institutional and municipal customers. The Company is a registered financial holding company which wholly-owns two significant subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”). As of December 31, 2023, BPAS owns five subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust, and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services. BPA owns one subsidiary, Fringe Benefits Design of Minnesota, Inc. (“FBD”), a provider of retirement plan administration and benefit consulting services. NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products. HB&T owns one subsidiary, Hand Securities, Inc. (“HSI”), an introducing broker-dealer.

As of December 31, 2023, the Bank operates 193 full-service branches and 12 drive-thru only locations throughout 42 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont, and one county of Western Massachusetts, offering a range of commercial and retail banking services. The Bank owns the following operating subsidiaries: The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), OneGroup Wealth Partners, Inc. (“Wealth Partners”) and Oneida Preferred Funding II LLC (“OPFC II”). OneGroup is a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. PFC and OPFC II primarily act as investors in residential and commercial real estate activities. TMC provides cash management, investment, and treasury services to the Bank. CISI, Carta Group and Wealth Partners provide broker-dealer and investment advisory services. Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

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

Acquisition History (2021-2023)

Financial Services Companies – 2023

During 2023, the Company, through its subsidiaries OneGroup, Wealth Partners and BPAS, completed the acquisition of certain assets of financial services companies. The acquired companies provide insurance, wealth management and benefit plan recordkeeping services and are headquartered in New York, Pennsylvania and Florida. Total aggregate consideration for these acquisitions was $8.1 million, including $6.7 million in cash and $1.4 million in contingent consideration arrangements. There were no adjustments to the fair value of the contingent consideration arrangements associated with these acquisitions during 2023. Aggregate assets acquired were $5.1 million, including $4.9 million of customer list intangible assets and the Company recorded goodwill of $3.0 million.

Axiom Realty Group

On March 1, 2023, the Company, through its subsidiary CBNA, completed the acquisition of certain assets of Axiom Realty Group, which includes Axiom Capital Corp., Axiom Realty Management, LLC and Axiom Realty Advisors, LLC (collectively referred to as “Axiom”), a commercial real estate finance and advisory firm, for $1.8 million in cash. The Company recorded a $1.2 million customer list intangible and recognized $0.6 million of goodwill in conjunction with the acquisition.

Elmira Savings Bank

On May 13, 2022, the Company completed its merger with Elmira Savings Bank (“Elmira”), a New York State chartered savings bank headquartered in Elmira, New York, for $82.2 million in cash. The merger enhanced the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. In connection with the merger, the Company added eight full-service offices to its branch service network and acquired approximately $583.6 million of identifiable assets, including $436.8 million of loans, $11.3 million of investment securities and $8.0 million of core deposit intangibles, as well as $522.3 million of deposits. Goodwill of $42.1 million was recognized as a result of the merger.

Insurance Agencies – 2022

During 2022, the Company, through its subsidiary OneGroup, completed acquisitions of certain assets of insurance agencies for an aggregate amount of $3.5 million in cash. The Company recorded a $2.9 million customer list intangible asset and a $0.1 million intangible asset for a noncompete agreement and recognized $0.5 million of goodwill in conjunction with the acquisitions.

Thomas Gregory Associates Insurance Brokers, Inc.

On August 2, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets of Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”), a specialty-lines insurance broker based in the Boston, Massachusetts area for $13.1 million, including $11.6 million in cash and contingent consideration valued at $1.5 million. The total allowable maximum performance-based contingent consideration pursuant to the acquisition agreement was $3.4 million. As of December 31, 2023, the remaining contingent consideration is valued at $1.0 million, based on an estimated probability of achievement, and $2.4 million of contingent consideration has been paid. The Company recorded a $10.9 million customer list intangible asset and $2.2 million of goodwill in conjunction with the acquisition.

Fringe Benefits Design of Minnesota, Inc.

On July 1, 2021, the Company, through its subsidiary BPA, completed its acquisition of FBD, a provider of retirement plan administration and benefit consulting services with offices in Minnesota and South Dakota, for $16.7 million, including $15.3 million in cash and contingent consideration valued at $1.4 million. The total allowable maximum performance-based contingent consideration pursuant to the acquisition agreement was $2.7 million. As of December 31, 2023, the contingent consideration is valued at $2.7 million, based on potential probability of achievement. The Company recorded a $14.0 million customer list intangible asset and $2.1 million of goodwill in conjunction with the acquisition.

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

Employee Benefit Services

Through BPAS and its subsidiaries, the Company operates a national practice that provides employee benefit trust, collective investment fund, retirement plan and health savings account administration, fund administration, transfer agency, actuarial, and health and welfare consulting services to a diverse array of clients spanning the United States and Puerto Rico.

Wealth Management Services

Through the Bank’s Nottingham Trust division, CISI, Carta Group, Nottingham, and Wealth Partners, the Company provides wealth management, retirement planning, higher educational planning, fiduciary, risk management, trust services and personal financial planning services. The Company offers investment alternatives including stocks, bonds, exchange-traded funds, mutual funds, insurance and advisory products.

Insurance Services

Through OneGroup, the Company offers personal and commercial lines of insurance and other risk management products and services. In addition, OneGroup offers employee benefit related services. OneGroup represents many leading and specialty insurance companies.

Segment Information

The Company has identified three reportable operating business segments: Banking, Employee Benefit Services and All Other. Included in the All Other segment are the Wealth Management and Insurance operations. Information about the Company’s reportable business segments is included in Note S of the “Notes to Consolidated Financial Statements” filed herewith in Part II.

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

Human Capital Resources

The Company’s employees are asked to embody the core values of integrity, excellence, teamwork and humility. These values are what makes the Company’s culture strong. As of December 31, 2023, the Company had 2,849 total employees, which included 2,687 full-time employees and 162 part-time and temporary employees. Of the Company’s 2,849 employees, 2,061 are in the Banking segment (1,914 full-time employees and 147 part-time and temporary employees), 418 employees are in the Employee Benefit Services segment (412 full-time employees and six part-time and temporary employees), and 370 employees are in the All Other segment (361 full-time employees and nine part-time and temporary employees). The Company’s employee base is concentrated in New York, Pennsylvania and New England where the Bank maintains its retail bank branch presence, with approximately 2,087 employees in New York, 269 in Pennsylvania, and 287 in Vermont and Massachusetts. Approximately 206 of the Company’s employee base is located outside of its retail banking footprint.

The Company considers its relationship with its employees to be strong. None of the Company’s employees are represented by a labor union or are represented by a collective bargaining agreement.

Oversight

The Board of Directors (the “Board”) has ultimate responsibility for the strategy of the Company. The Board’s Compensation Committee is responsible for the oversight of executive compensation, company culture, diversity, and employee engagement. The Company proactively identifies potential human capital related risks, such as succession planning, labor market shortage, increased labor costs, and employee retention strategies to mitigate those risks. Strong human capital management is viewed as integral to the Company’s business strategy.

Compensation and Benefits

The success and growth of the Company’s business is largely dependent on its ability to attract, develop, and retain a population of talented and high-performing employees with a diversity of background and skill sets at all levels of our organization. Accordingly, the Company’s compensation philosophy includes elements that reinforce our values, reward our colleagues and maximize long-term performance. We employ various benchmarking measures to ensure our colleagues are paid fairly based on the job that they hold and their performance in that role. Workforce planning sessions are conducted periodically across all our business areas to ensure market competitive pay and staff development actions that support our commitment to the development of our employees.

Growth and Development

The Company continues to broaden the scope of its talent development initiatives across its widening geographically diverse footprint in order to sustain a value-driven and growth-oriented environment where employees can perform at their peak and the next generation of leaders are prepared to lead. The Company offers a wide range of learning and development programs that support a broad scope of the Company’s talent development initiatives, making continuous learning a part of each employee’s relationship with the Company in a growth-oriented environment. In addition to learning and development programs, the Company transformed its performance management process in 2023 from traditional annual reviews to ongoing, more frequent dialogue and coaching conversations.

Culture and Diversity and Attracting a Talented Workforce

The Company is committed to fostering a diverse and inclusive environment where there is a sense of purpose, belonging, and work ownership, driven by our core values and service to our customers. We aspire to empower our workforce to achieve their full potential. In 2023, we introduced our Culture and Diversity Strategic Pillars and initiatives. These strategic pillars support our commitment to knowing, respecting, and leveraging each person’s unique talents, which helps both respect diversity of thought but also drive impact within the organization. The Company is committed to establishing a culture that prioritizes employees’ well-being and fosters inclusivity, development of job related skills and personal growth. In addition, employees are encouraged to communicate their ideas and perspectives and express concerns without fear of judgement or retaliation.

The goal of the Company’s recruitment efforts is to embed inclusion and diversity to build a positive reputation internally and externally. To that end, leaders across the businesses and the Company’s human resource professionals have increased shared responsibility and accountability into recruitment and selection processes. In 2023, the Company explored opportunities for partnerships and resources for military and veteran military families, continued our partnership with a third party service provider on diverse candidate sourcing efforts, and continued to participate in various career fairs, including those specific to traditionally under-represented groups, within our organization’s footprint. The Company supports a hybrid work environment allowing certain employees to work in the office or remotely to provide flexibility for employees balancing busy professional and personal lives.

Engagement

The Company is committed to creating a top tier workplace filled with highly satisfied and engaged employees. The Company believes that open and honest communication among employees, managers and executive leadership fosters an open and collaborative work environment where everyone can participate, develop, and thrive. In 2021, the Company launched the first company-wide employee engagement survey called “MyVoice”, in partnership with a global analytics and advisory firm. Survey results were shared with business leaders to identify strengths and improvements in areas of culture, career development, manager performance, and inclusivity, with 83% of the Company’s employees participating in the initial survey. The results highlighted that engagement, performance, and employee development are interlinked and interdependent. In 2022, the Company launched a short pulse survey that focused on a few specific subset questions from the previous 2021 full survey in order to solicit further feedback. As next steps, the Company supported managers with tools, resources, and streamlined processes to build action plans for enhanced engagement and development. In 2023, we continued this momentum and launched another company-wide MyVoice survey in December 2023 and 77% of the Company’s employees participated in the survey, indicating once again that our employees feel heard and want to provide feedback to the Company.

Health and Safety

The health and safety of the Company’s employees is of utmost important to us. The Company is committed to providing tools and resources to support employees’ overall health and wellbeing. This includes offering a variety of health and welfare benefits as well as a holistic wellbeing program.

Supervision and Regulation

General

The banking industry is highly regulated with numerous statutory and regulatory requirements that are designed primarily for the protection of depositors and the financial system. Set forth below is a description of the material laws and regulations applicable to the Company and the Bank. This summary is not complete and the reader should refer to these laws and regulations for more detailed information. The Company’s and its subsidiaries’ failure to comply with applicable laws and regulations could result in a range of sanctions and administrative actions imposed upon the Company and/or its subsidiaries, including restrictions on merger and acquisition activity, the imposition of civil money penalties, formal agreements and cease and desist orders. Changes in applicable law or regulations, and in their interpretation and application by regulatory agencies, cannot be predicted, and may have a material effect on the Company’s business and results.

The Company and its subsidiaries are subject to the laws and regulations of the federal government and, where applicable, the states and jurisdictions in which they conduct business. The Company, as a financial holding company, is subject to extensive regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB”) as its primary federal regulator. The Bank is a nationally-chartered bank and is subject to extensive regulation and supervision by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator, and as to certain matters, the FRB, the Consumer Financial Protection Bureau (“CFPB”), and the FDIC.

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

As the Company is a financial holding company, if the Bank were to not maintain a Satisfactory or better rating under the Community Reinvestment Act of 1977, as amended (“CRA”), the Company would be prohibited, until the rating is raised to Satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that the Company could engage in new activities, or acquire companies engaged in activities, that are considered “closely related to banking” under the Bank Holding Company Act of 1956, (the “BHC Act”). The Bank’s most recent CRA rating was “Satisfactory”. In addition, if the FRB determines that the Company or the Bank is not well capitalized or well managed, the Company would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and may contain additional limitations or conditions. Until corrected, the Company could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking, absent prior FRB approval.

Federal Reserve System Regulation

As the Company is a financial holding company, it is subject to regulatory capital requirements. The Bank is under similar capital requirements administered by the OCC as discussed below. FRB policy has historically required a financial holding company to act as a source of financial and managerial strength to its subsidiary banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) codifies this historical policy as a statutory requirement. To the extent the Bank is in need of capital, the Company could be expected to provide additional capital, including borrowings from the FRB for such purpose. Both the Company and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors’ funds.

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

The Office of the Comptroller of the Currency Regulation (“OCC”)

The Bank is supervised by the OCC. OCC supervision consists of multiple examinations of the Bank’s activities over the course of its annual supervisory cycle. The various laws and regulations administered by the OCC affect the Company’s practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies. It also affects the Bank’s business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and the location of its offices. The OCC generally prohibits a depository institution from making any capital distributions, including the payment of a dividend, or paying any management fee to its parent holding company if the depository institution would become undercapitalized due to the payment. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan to the OCC. The OCC may take enforcement actions for a variety of supervisory concerns, including violations of laws, rules or regulations and unsafe and unsound practices. As a result, the OCC could also establish individual minimum capital ratios (“IMCR”) for the Bank that are higher than the regulatory minimums. This would impair the Bank’s ability to pay dividends to the Company. The Bank is well capitalized under regulatory standards administered by the OCC. For additional information on our capital requirements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Shareholders’ Equity and Regulatory Capital” and Note O to the Financial Statements.

Federal Home Loan Bank (“FHLB”)

The Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to certain rules and requirements as a member institution of the FHLB, including the purchase of shares of FHLB activity-based stock in the amount of 4.5% of the dollar amount of outstanding advances and FHLB capital stock in an amount equal to the greater of $1,000 or the sum of 0.15% of the mortgage-related assets held by the Bank based upon the previous year-end financial information. The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2023.

Deposit Insurance

Deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution. A depository institution’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the depository institution. The Bank’s deposit insurance assessment is based on a large institution classification. For large insured depository institutions, generally defined as those with at least $10 billion in total assets, the FDIC uses capital and supervisory ratings (“CAMELS”) and financial measures from two scorecards to calculate assessment rates. Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the assessment rate schedule effective for 2023, which increased two basis points from the prior year, the initial base assessment rate for large and highly complex insured depository institutions ranges from five to 32 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from two and one-half to 42 basis points. The Bank’s FDIC insurance for 2023 was based on assessment rates ranging between five and six basis points compared to assessment rates ranging between three and four basis points for 2022.

On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of certain banks in the first quarter of 2023. The special assessment is anticipated to be collected over eight quarterly assessment periods beginning in 2024 at an annual rate of approximately 13.4 basis points of uninsured deposits that exceeded $5 billion as of December 31, 2022. As the estimated loss to the DIF will be periodically adjusted the FDIC could cease collection early, if the FDIC has collected enough to recover actual or estimated losses, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period, if actual or estimated losses exceed the amounts collected, and impose a final shortfall special assessment on a one-time basis after certain receiverships terminate, if actual losses exceed the amounts collected. The Company recorded a $1.5 million expense accrual in 2023 associated with this special assessment. Excluding the $1.5 million expense accrual associated with the special assessment, FDIC insurance expense in 2023 totaled $8.0 million, compared to $5.5 million in 2022 and $4.1 million in 2021.

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
●focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, deposit, overdraft and other services fees, mortgage origination and servicing, and remittances, among others; and
●rulemaking plans concerning, among others, overdrafts, interchange fees, consumers’ access to their financial information and requirements for financial institutions to collect, report and make public certain information concerning credit applications made by women-owned, minority-owned and small businesses.

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

The Dodd-Frank Act requires U.S. financial regulators, including the FRB and the SEC, to adopt rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets. In 2016, the federal banking regulators, the SEC, the Federal Housing Finance Agency and the National Credit Union Administration proposed revised rules on incentive-based compensation practices, which have not yet been finalized. If these or other regulations are adopted in a form similar to what has been proposed, they will impose limitations on the manner in which the Company may structure compensation for its employees, which could adversely affect the Company’s ability to hire, retain and motivate key employees.

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

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded for the purposes of determining regulatory capital; however, banks not using the advanced approach, including the Company and the Bank, were permitted to, and in the case of the Company and the Bank did, make a one-time permanent election to continue to exclude these items.

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

Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity. The current requirements and the Company’s actual capital levels are detailed in Note O of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

The Bank Secrecy Act

The Bank Secrecy Act (“BSA”) requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of recordkeeping and reporting requirements (such as currency transaction and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. The Company has established a BSA/anti-money laundering program and taken other appropriate measures in order to comply with BSA requirements.

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

On October 24, 2023, the FRB, FDIC and OCC jointly issued a final rule to strengthen and modernize regulations implementing the CRA to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including internet and mobile banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. Most of the rule’s requirements will be applicable beginning January 1, 2026 while the remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027.

Information about Our Executive Officers

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Dimitar A. Karaivanov	42

Director, President and Chief Executive Officer. Mr. Karaivanov assumed his current position on January 1, 2024. He previously served as Executive Vice President and Chief Operating Officer from October 2022 to December 2023 and Executive Vice President of Financial Services and Corporate Development from June 2021 to September 2022. Prior to joining the Company, he was the Managing Director of Lazard Middle Market’s Financial Institutions Group from June 2018 through June 2021. Prior to Lazard, he was the Managing Director of RBC Capital Markets’ Financial Institutions Group from April 2011 through June 2018.

Joseph E. Sutaris	56

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

Maureen Gillan-Myer	56

Executive Vice President and Chief Human Resources Officer. Ms. Gillan-Myer assumed her current position in October 2021. Prior to joining the Company, she served as the Chief Human Resources Officer of HSBC US from February 2016 through September 2021 and as its Senior Vice President - Talent Acquisition from May 2009 through February 2016.

Michael N. Abdo	46

Executive Vice President and General Counsel. Mr. Abdo assumed his current position in July 2022. He served as Associate General Counsel from 2013 to 2020 and as Senior Vice President and Senior Associate General Counsel from January 2020 to July 2022. Prior to joining the Company in 2013, he was an associate with Cadwalader Wickersham & Taft.

Jeffrey M. Levy	62

Senior Vice President and Chief Banking Officer. Mr. Levy assumed his current position on January 1, 2024. He served as the Bank’s President of Commercial Banking from January 2022 to December 2023, Senior Vice President, Commercial Banking Sales Executive from June 2021 to December 2021, Senior Vice President, Regional President of Capital Region from June 2019 to June 2021, and Senior Vice President, Commercial Banking Team Leader from January 2018 to June 2019. Prior to joining the Bank, he served as the Executive Vice President and President of Commercial Banking at NBT Bank, N.A. from December 2006 to August 2016.

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

The Company depends on dividends from its banking subsidiary and BPAS for cash revenues to support common dividend payments and other uses, but those dividends are subject to restrictions.

The ability of the Company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from its subsidiary bank and BPAS. However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.

Credit and Lending Risk

The allowance for credit losses may be insufficient.

The Company’s business depends on the creditworthiness of its customers. The Company reviews the allowance for credit losses quarterly for adequacy considering historical credit loss experience, current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, risk ratings as well as changes in macroeconomic conditions. The Company’s allowance for credit losses may fluctuate significantly from period to period due to changes in economic conditions, changes in the composition of the Company’s loan portfolios, changes in historical loss rates and changes in other credit factors, including the level of delinquent loans. If the Company’s assumptions prove to be incorrect, the Company’s allowance for credit losses may not be sufficient to cover losses inherent in the Company’s loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease its net income. It is possible that over time the allowance for credit losses will be inadequate to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets.

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

Conditions in the commercial real estate market could adversely affect the Company’s business.

The deterioration of the commercial real estate market across the nation may negatively affect the economies where the Company operates and may result in customers engaged in the commercial real estate having greater difficulties fulfilling their financial responsibilities to the Company. The macroeconomic environment driving these conditions include elevated interest rates and increases in vacancy rates, particularly for office real estate. This could lead to a material adverse effect on the Company’s financial condition and results of operations through resulting increases in the Company’s allowance for credit losses, provision for credit losses and net charge - offs.

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

The Dodd-Frank Act, as amended by the Economic Growth Act, instituted major changes to the banking and financial institutions regulatory regimes in the financial services sector. The ongoing effects of the Dodd-Frank Act, as well as continued rule-making and possible future changes to the regulatory requirements, may substantially impact the Company’s and the Bank’s operations. The implications of the Dodd-Frank Act depend to a large extent on the implementation of the legislation by the FRB, the CFPB, and other agencies as well as how market practices and structures change in response to the requirements of such rule making. Changes in regulations could subject the Company, among other things, to additional costs for compliance, reduced revenues and limit the types of financial services and products it can offer and/or increase the ability of non-banks to offer competing financial services and products.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements, including artificial intelligence. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers and the costs of this technology may negatively impact the Company’s results of operations. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on the Company’s financial condition and results of operations.

The Company is exposed to fraud in many aspects of the services and products that it provides.

The Company offers a wide variety of products and services many of which could be vulnerable to fraud. Although the Company has various processes and controls in place to mitigate fraud, the risk cannot be eliminated and certain exposures are outside the Company’s control. For example, when account credentials and other access tools are not adequately protected by its customers, risks and potential costs may increase. Fraud or fraudulent attempts may also increase as (a) volumes of services and products expand, (b) those who are committing fraud adapt their methods to circumvent existing controls, become more sophisticated and more determined, and (c) services and product offerings expand. The foregoing and other factors may cause the Company’s operational losses to increase as a result.

The Company is subject to a variety of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, which may adversely affect the Company’s business and results of operations.

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees, operational errors, or a digital or cybersecurity event or breach. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices, sales practices, customer treatment, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to attract and keep customers and can expose the Company to litigation and regulatory action. Actual or alleged conduct by the Company can result in negative public opinion about its business and financial loss.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process transactions and the large transaction volumes may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Further, the significant value of money managed and administered may result in larger exposures. The Company also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that external third party service providers, including those hosting “cloud” computing service, may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees or other third parties) and to the risk that business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate the Company’s business, potential liability to clients, reputational damage, and regulatory intervention, which could adversely affect our business, financial condition, and results of operations, perhaps materially.

The Company’s information systems may experience an interruption or security breach and expose the Company to additional operational, compliance, cybersecurity and legal risks.

The Company relies heavily on existing and emerging communications and information systems to conduct its business. Despite the Company’s security measures and business continuity plans, the Company and its third party service providers may be the subject of sophisticated and targeted attacks intended to obtain unauthorized access to assets or confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, ransomware, phishing attacks, cyber-attacks, or breaches due to errors or malfeasance by employees, contractors and others who have access to or obtain unauthorized access to the Company’s systems and networks. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. The constantly changing nature of the threats means that the Company may not be able to prevent all data security breaches or misuse of data. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s online banking system, its general ledger, and its deposit and loan servicing and origination systems or other systems. Furthermore, if personal, confidential or proprietary information of customers or clients in the Company’s or third party service providers’ possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either by fault of the Company’s systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties. The Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems; however, any such failure, interruption or security breach could adversely affect the Company’s business and results of operations through loss of assets or by requiring it to expend significant resources to correct the defect, as well as exposing the Company to customer dissatisfaction and civil litigation, regulatory fines or penalties or losses not covered by insurance.

Evolving data security and privacy requirements could increase the Company’s costs and expose it to additional operational, compliance, and legal risks.

The Company’s business requires the secure processing and storage of sensitive information relating to its customers, employees, business partners, and others. However, like any financial institution operating in today’s digital business environment, the Company is subject to threats to the security of its networks and data, as described above. These threats continue to increase as the frequency, intensity and sophistication of attempted attacks and intrusions increase around the world. In response to these threats there has been heightened legislative and regulatory focus on data privacy and cybersecurity in the U.S. and internationally. As a result, the Company must comply with an evolving set of legal requirements in this area, including substantive cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident, in particular the new SEC cybersecurity disclosure requirements that may require the Company to expend additional costs in the event of a material cybersecurity breach. This regulatory environment is increasingly challenging and may present material obligations and risks to the Company’s business, including significantly expanded compliance burdens, costs and enforcement risks.

The Company relies on third party service providers, which could expose the Company to additional cybersecurity risks.

Third party service providers provide key components of the Company’s business infrastructure, including certain data processing, cloud computing, and information services. On behalf of the Company, third parties may transmit confidential, propriety information. Although the Company requires third party providers to maintain certain levels of information security which are verified through review of documentation collected as part of due diligence and ongoing monitoring of third party providers, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information or result in funds being transferred. While the Company may contractually limit liability in connection with attacks against third party providers, the Company remains exposed to the risk of loss associated with such third party service providers. In addition, a number of the Company’s third party service providers are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain third party service providers to provide contracted services could adversely affect the Company’s ability to deliver products and services to customers and cause the Company to incur significant expense.

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

The financial services industry in which the Company operates is highly competitive. The Company competes not only with commercial and other banks and thrifts, but also with insurance companies, mutual funds, hedge funds, securities brokerage firms and other companies offering financial services in the U.S., globally and over the Internet. The Company competes on the basis of several factors, including capital, access to capital, revenue generation, quality customer service, products, services, transaction execution, innovation, reputation and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms. These developments could result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. The Company may experience pricing pressures and experience deposit outflows as a result of these factors and as some of its competitors seek to increase market share by reducing prices or paying higher rates of interest on deposits. Finally, technological change is influencing how individuals and firms conduct their financial affairs and changing the delivery channels for financial services, with the result that the Company may have to contend with a broader range of competitors including many that are not located within the geographic footprint of its banking office network.

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

Pursuant to accounting principles generally accepted in the United States, the Company is required to use certain assumptions and estimates in preparing its financial statements, including the allowance for credit losses, pension, post-retirement and other employee benefit plans, goodwill and other intangible assets, reserves related to litigation and other items. Certain of the Company’s financial instruments, including available-for-sale securities and certain loans, among other items, require a determination of their fair value in order to prepare the Company’s financial statements. Where quoted market prices are not available, the Company may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, as they are based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment. If assumptions or estimates underlying the Company’s financial statements are incorrect, it may experience material losses. Further detail on the nature and sensitivity of these management assumptions is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Critical Accounting Policies and Estimates.

The Company’s business and results of operations may be adversely affected by the U.S. and global financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally.

General political, economic, and social conditions in the U.S. and in countries abroad affect markets in the U.S. and ultimately the Company’s business. In particular, U.S. markets may be affected by the level and volatility of interest rates, availability and market conditions of financing, economic growth, historically high levels of inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage escalation or stagnation, changes in home prices, commercial property values, the growth of global trade and commerce, the availability and cost of capital and credit, and investor sentiment and confidence. Additionally, U.S. energy and commodity markets may be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflict, terrorism or other geopolitical events. Also, any sudden or prolonged market downturn in the U.S., as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect the Company’s results of operations and financial condition, including capital and liquidity levels. The economic developments in connection with the pandemic, including supply chain disruptions, increased inflation, changes to the Company’s customers’ industries, and the potential emergence of new pandemics in the U.S. and abroad have adversely impacted and may continue to adversely impact financial markets and macroeconomic conditions and could result in additional market volatility and disruptions globally.

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

Changes to existing U.S. laws and regulatory policies and evolving priorities, including those related to financial regulation, consumer compliance, taxation, fiscal policy, climate change, and healthcare, may adversely impact U.S. or global economic activity and the Company’s customers and its earnings and operations. For example, a slowdown in consumer demand due to increased inflation could limit the ability of firms to pass on fast-rising costs for labor, transportation and other inputs, weighing on earnings and potentially leading to an equity market downturn. Significant fiscal policy changes and/or initiatives may also raise the federal debt, affect businesses and household after-tax incomes and increase uncertainty surrounding the formulation and direction of U.S. monetary policy and volatility of interest rates.

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

The Company’s consumer businesses are particularly affected by U.S. economic conditions, including changes in personal and household incomes, unemployment or underemployment, the level of or change in interest rates, increased housing and automobile prices, the level of inflation and its effect on prices for goods and services, consumer and small business confidence levels, and changes in consumer spending or in the level of consumer debt. Heightened levels of unemployment or underemployment that result in reduced personal and household income could negatively affect consumer credit performance to the extent that consumers are less able to service their debts. In addition, unemployment or underemployment, sustained low economic growth, the level of or change in interest rates, inflationary pressures or recessionary conditions could reduce deposit balances and diminish customer demand for the products and services offered by the Company’s businesses.

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

Pandemics, epidemics or disease outbreaks in the U.S. or globally, including the COVID-19 pandemic, have disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. The COVID-19 pandemic adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States and international capital markets. Any new pandemic or other public health crisis could have a material impact on our business, financial condition and results of operations going forward.

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

Adverse regulatory findings or new regulatory requirements arising from the recent bank failures could increase the Company’s expenses, reduce the Company’s revenues and affect the Company’s operations.

The Company anticipates increased regulatory scrutiny, within the course of routine examinations and new regulations designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability.

Risk Related to Acquisition and De Novo Expansion Activity

Acquisition and de novo expansion activity could adversely affect the Company’s financial condition and result of operations.

The business strategy of the Company includes growth through acquisition and the opening of de novo branches to expand its business footprint. Recently completed and future acquisitions and de novo branches will be accompanied by the risks commonly encountered in acquisitions and expansion into near geographic areas. These risks include among other things: limitations on potential acquisition targets based upon regulatory restrictions, obtaining timely regulatory approval, the purchase or lease of real estate that promotes the Bank’s de novo branch strategy, attracting and hiring appropriate talent, the difficulty of integrating operations and personnel, the difficulty associated with attracting new clients, the potential disruption of the Company’s ongoing business, the inability of the Company’s management to maximize its financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, the potential that errors, omissions or circumstances existing prior to or at the time of the closing result in losses after the close, and the impairment of relationships with employees and customers as a result of changes in ownership and management. Further, the asset quality or other financial characteristics of a company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

A portion of the Company’s loan portfolio was acquired primarily through whole-bank acquisitions and was not underwritten by the Company at origination.

At December 31, 2023, 11% of the loan portfolio was acquired and was not underwritten by the Company at origination, and therefore is not necessarily reflective of the Company’s historical credit risk experience. The Company performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting earnings.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

As a heavily regulated financial services company, the Company has developed a comprehensive cybersecurity process that is designed to protect the security of confidential information. Two of the more significant risks to the Company, both in terms of financial and reputational harm, are a data security breach and/or ransomware attack which cause a material financial loss to the Company and/or materially harms its operational integrity or reputation with its customers as a safe and trustworthy institution. In order to mitigate this risk and comply with the regulatory standards required by the Company’s and the Bank’s regulators, the Company has developed a cybersecurity program and framework which is administered by a team of experienced professionals and supported by external technology and consulting services. Set forth below is an overview of the Company’s cybersecurity process, the role of management and the Board, and whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company.

Cybersecurity Process and Management’s Role

Management is responsible for designing and implementing policies, processes and procedures and deploying physical and virtual technology and safeguards to measure, monitor and control cybersecurity risk. The primary executives responsible for the oversight of risk and cybersecurity are the Company’s Chief Risk Officer, who has over 36 years of experience in the banking industry, including 25 years as a national bank examiner for the Office of the Comptroller of the Currency, and the Company’s Chief Information Security Officer (“CISO”), who has an educational and experiential background in information technology and information security for public companies (bachelors degree in computer science and service as the Company’s CISO for the past nine years, with 10 prior years of information technology and information security experience). The CISO leads the members of the Information Security Department, some of whom maintain a variety of certifications including Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), and Security+ (Plus) Certification (SEC+). Both of these executives, along with the other professionals in the Information Security and Information Technology Departments, have the appropriate knowledge and expertise to effectively assess and manage the Company’s cybersecurity risk and establish a system of internal controls in an effort to safeguard the Company’s network and comply with regulatory requirements.

The Company’s cybersecurity framework includes an assessment of the Company’s hardware, software, and data platforms across its lines of business, as well as the risks associated with the Company’s business, identification of areas inside and outside of the Company that expose it to cybersecurity threats, and employing policies, systems and safeguards to manage those cybersecurity risks. The Company’s CISO is responsible for identifying systems and security measures that reflect the appropriate safeguards designed to protect the Company’s infrastructure and information and has implemented the majority of current cybersecurity controls in place with an emphasis on the confidentiality, integrity and availability (CIA) triad and a defense in depth methodology. The CISO uses a variety of threat intelligence resources, including law enforcement and industry groups such as the Financial Services Information Sharing and Analysis Center (FS-ISAC), to help stay informed about current and emerging risks to the Company.

The CISO is also responsible for supervising and monitoring certain outside professionals or third party service providers that assist in enhancing the Company’s current cybersecurity safeguards. The Company has invested meaningful resources to address cybersecurity threats and partners with leading technology companies to implement solutions to address the fast-evolving threat landscape. These solutions and services help with the prevention, detection, mitigation and remediation of cybersecurity threats and incidents.

The Company’s Internal Audit Department further assists the Company to ensure that the proper safeguards are in place to protect the Company’s information by conducting internal audits on certain aspects of the information security program. Internal Audit engages professionals that specialize in information security to review and provide an annual examination and report on the sufficiency of the Company’s cybersecurity process and information security program. The Company’s independent public accounting firm also performs audit procedures regarding the information security program. In addition, the Company’s and the Bank’s regulators review and assess the Company’s information security program on an annual basis.

The Company also maintains certain management committees that further assist in the prevention, detection, and mitigation of cybersecurity risks. Specifically, the CISO works closely with the Company’s IT Steering Committee which, among other things, reviews the effectiveness of key controls and provides guidance around future initiatives that strengthen the Company’s overall security posture. The IT Steering Committee is comprised of key executives such as the President and Chief Executive Officer and Chief Financial Officer, as well as senior employees that specialize in technology and information security, including the Company’s CISO, Chief Technology Officer, and Chief Risk Officer, and a representative from the Board. This committee also monitors current events regarding cybersecurity threats to the Company and more broadly to the financial services industry to help the Company make informed decisions around any necessary internal control enhancements or adjustments.

In addition to the IT Steering Committee, the IT Subcommittee assists the CISO to prevent, detect, mitigate, and remediate cybersecurity threats and incidents. The IT Subcommittee typically meets quarterly and consists of members of the information technology and information security teams, the Director of Internal Audit, and senior management members of various business units. This committee is responsible for reviewing information technology and information security projects and the threat landscape.

Given the importance of maintaining the security of the Company’s systems and information, cybersecurity risks are also reviewed and addressed relative to assessing new products and services and any third party services providers that may be engaged to provide systems and services to the Company. As an essential element of the Company’s cybersecurity program, the Company maintains a third party service provider management program that assesses and addresses the risks associated with third parties providing systems, software and programs that access the Company’s information. As part of this oversight, the Company’s Risk Management, Legal and/or Information Security Departments review higher risk and material contracts with third party service providers, which includes an evaluation of the cybersecurity risks presented, any safeguards, and service organization controls reports provided by the third parties. Initial and continuing due diligence is also conducted on third party service providers to ensure that they are fulfilling their contractual obligations and satisfying the Company’s data security requirements.

The CISO is also responsible for monitoring data security incidents at third parties who have access to the Company’s information which may impact the Company or its customers if it was compromised. When the Company becomes aware of such events, the CISO engages with the impacted third party service providers to understand the incident, assess the risk that the Company’s information was released, and determine methods by which the Company can mitigate the damage, if any, and fulfill its notification obligations to impacted parties.

In an effort to remain vigilant against cybersecurity attacks, the Company further provides annual and ongoing training to all of its employees so that they have an understanding and appreciation of the cybersecurity environment and risks and the Company’s policies to combat such risks. Such training includes annual mandatory training sessions on cybersecurity for all employees, periodic informational notices regarding emerging threats, and periodic testing to ensure employees are reporting suspicious activities and are diligent in their efforts to avoid phishing attacks and cybersecurity breaches. The CISO also conducts and participates in annual table top exercises with management and on occasion, with representatives from the Board, in order to be prepared in the event of a material cybersecurity event.

The Company’s cybersecurity process and its ability to assess, manage, and remediate cybersecurity risks further centers around good communication among management. Management stays informed on cybersecurity risks through open communication with the Risk Management team, including through various reports and weekly reporting by the Chief Risk Officer to the Senior Management Committee about cybersecurity matters, as necessary. In the event there is a material cybersecurity incident, the Company’s policies and procedures set forth an action plan, which includes notification of the appropriate personnel and management within the Company, as well as regulators and impacted customers, as applicable.

Board of Directors’ Role in Cybersecurity

An integral part of Company’s risk management oversight, which includes information security, is the role of the Board. This is reinforced by the independence and reporting structure of the Chief Risk Officer, who oversees the CISO and reports to the Board Risk Committee and administratively to the President and Chief Executive Officer.

In addition, cybersecurity risk is a fundamental risk of the Company which is overseen by the Risk Committee of the Board, which consists of the entire Board, including Directors with experience in risk management, internal audit, cybersecurity and/or the operations of financial service companies. In particular, the Chair of the Board, Eric E. Stickels, has experience with the risks associated with operating a financial institution based upon his prior service as the President of Oneida Financial Corp. In addition, Lead Director Susan E. Skerritt, the former Chief Executive Officer and President of Deutsche Bank Trust Company Americas, has received the Cyber-Risk Oversight Certification issued by the National Association of Corporate Directors (“NACD”), and utilizes her business experience and cyber-risk expertise to assist the Risk Committee in its evaluation of management’s cybersecurity process. Kerrie D. MacPherson, the Chair of the Audit Committee, has also received the Cyber-Risk Oversight Certification issued by the NACD. Mark E. Tryniski, the Company’s former President and Chief Executive Officer, serves on the Board and has considerable experience in the management of financial service companies and the cybersecurity process based upon his service with the Company. Director Jeffery J. Knauss has also been selected by the Board to serve on the IT Steering Committee as its representative due to his technology experience developed through his ownership and management of a digital marketing firm. Director Knauss plays a valuable role in the oversight of the IT Steering Committee and is able to impart his knowledge and experience to the committee.

The Risk Committee meets six times a year during which management provides updates to the committee regarding the material risks facing the Company. As part of this reporting, the Chief Risk Officer and the Risk Management Department have created a risk management program that identifies and evaluates the risks associated with various aspects of the Company’s business and report their assessments to the Risk Committee for review or approval. Within the risk management process, cybersecurity risks are specifically reviewed and addressed, including risks related to current or proposed products and services to be offered by the Company, as well as the efforts taken or to be taken to mitigate such risks.

In addition, on at least a quarterly basis, the CISO presents an Information Security report to the Risk Committee, which includes the Company’s cybersecurity alert level, controls rating, current and emerging cybersecurity risks, threats and trends, mitigation efforts and projects and audit and regulatory updates.

On an annual basis, the Board’s Audit Committee also receives reports from outside consultants who perform various IT related audits, and the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s cybersecurity program in connection with its review of the Company’s financial statements.

Risks Associated with Cybersecurity

The Company is often targeted in an effort to obtain unauthorized access to its financial records and confidential information, destroy data, disable or degrade service, or sabotage systems. Such attacks may take various forms, including the introduction of computer viruses or malware, ransomware, phishing attacks, cyber-attacks, or breaches due to errors or malfeasance by employees, contractors and others who have access to or obtain unauthorized access to the Company’s systems and networks. To date, these threats and attacks have not resulted in a material cybersecurity incident. However, a material failure, interruption or security breach could adversely affect the Company’s business and operations through financial losses, remediation expenses, reputational damage, as well as exposing the Company to customer dissatisfaction and civil litigation, regulatory fines or penalties or losses not covered by insurance.

For more information on risks to the Company from cybersecurity threats, see “Risk Factors – Operational Risks”.

Item 2. Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased. During 2023, the Company entered into a lease arrangement for a new primary headquarters located at 333 Butternut Drive, Dewitt, New York, which is expected to begin utilization in 2025. The Company has 260 properties, of which 159 are owned and 101 are under lease arrangements. With respect to the Banking segment, the Company operates 193 full-service branches, 12 drive-thru only facilities and 20 facilities for back office banking operations. With respect to the Employee Benefit Services segment, the Company operates 13 customer service facilities and one facility for back office operations, all of which are leased. With respect to the All Other segment, the Company operates 21 customer service facilities, 20 of which are leased. Some properties contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2023 had a net book value of $104.1 million, of which $2.7 million was held for sale, and none of the properties were subject to any material encumbrances. For the year ended December 31, 2023, the Company paid $9.5 million of rental fees for facilities leased for its operations. The Company believes that its facilities are suitable and adequate for the Company’s current operations.

Item 3. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings or other matters in which claims for monetary damages are asserted. Information on current legal proceedings and other matters is set forth in Note M to the consolidated financial statements included under Part II, Item 8.

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 53,328,534 shares of common stock outstanding on January 31, 2024, held by approximately 3,528 registered shareholders of record.

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.45 per share for the first quarter of 2024. The Board presently intends to continue the payment of regular quarterly cash dividends on the common stock. However, because the substantial majority of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend largely upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2018 and reinvestment of dividends.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

			Number of Securities
	Number of		Remaining Available
	Securities to be		For Future Issuance
	Issued upon	Weighted-average	Under Equity
	Exercise of	Exercise Price	Compensation Plans
	Outstanding	of Outstanding	(excluding securities
	Options, Warrants	Options, Warrants	reflected in the first
Plan Category	and Rights (1)	and Rights (2)	column)
Equity compensation plans approved by security holders:
2004 Long-term Incentive Plan	114,389	$32.62	0
2014 Long-term Incentive Plan	1,390,002	51.77	0
2022 Long-term Incentive Plan	368,164	36.41	580,938
Equity compensation plans not approved by security holders	0	0	0
Total	1,872,555	$47.58	580,938

(1)	The number of securities includes 230,701 shares of unvested restricted stock, including performance award restricted stock, comprised of 110,533 shares associated with the 2014 Long-term Incentive Plan and 120,168 shares associated with the 2022 Long-term Incentive Plan.
(2)	Excluding the impact of unvested restricted stock, including performance award restricted stock, the total weighted-average exercise price is $54.27, the weighted-average exercise price associated with the 2014 Long-term Incentive Plan is $56.24 and the weighted-average exercise price associated with the 2022 Long-term Incentive Plan is $54.06.

Stock Repurchase Program

At its December 2023 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2024. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. At its December 2022 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2023. There were 607,161 shares of treasury stock purchases made under this authorization in 2023.

The following table presents stock purchases made during the fourth quarter of 2023:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares
	Number of	Average	Purchased as Part of	Maximum Number of Shares
	Shares	Price Paid	Publicly Announced	That May Yet be Purchased
Period	Purchased	Per Share	Plans or Programs	Under the Plans or Programs
October 1-31, 2023 (1)	61,249	$39.63	60,000	2,137,000
November 1-30, 2023	40,000	41.03	40,000	2,097,000
December 1-31, 2023	7,161	45.34	7,161	2,089,839
Total (1)	108,410	$40.52	107,161

(1) Included in the common shares repurchased were 1,249 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with SEC disclosure requirements or to more fully explain long-term trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 78 through 144. All references in the discussion to the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS. The term “this year” and equivalent terms refer to results in calendar year 2023, “last year” and equivalent terms refer to calendar year 2022, and all references to income statement results correspond to full-year activity unless otherwise noted.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are provided under the caption “Forward-Looking Statements” on page 72.

Critical Accounting Policies and Estimates

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management considers its critical accounting estimates those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Management believes that the critical accounting estimates include the allowance for credit losses; actuarial assumptions associated with the pension, post-retirement and other employee benefit plans; and the carrying value of goodwill and other intangible assets. A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”, starting on page 84.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s judgment of an estimated amount of lifetime losses expected to be incurred on outstanding loans at the balance sheet date. This is estimated using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The determination of the appropriateness of the ACL is complex and applies significant and highly subjective estimates. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. The Company utilizes three methods for calculating the ACL: cumulative loss, vintage loss and line loss. Historical credit loss experience provides the basis for the estimation of expected future credit losses in all three methodologies. Qualitative adjustments are made for differences in loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices, commercial real estate prices and automobile prices, gross domestic product, median household income net of inflation and other relevant factors. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside forecasts.

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecasts. Changes in these economic forecasts could significantly affect the estimated expected credit losses and lead to materially different amounts from one period to the next. To illustrate the sensitivity of the ACL calculation to these economic forecasts, management performed a hypothetical sensitivity analysis using a weighting of 100% to the downside forecast, rather than the existing weighting of baseline, upside and downside of 40%, 30% and 30%, respectively. The scenario-weighted average unemployment rate and GDP growth forecasts used in the ACL model at December 31, 2023 were 4.5% and 1.7%, respectively, compared to 4.5% and 1.2% at December 31, 2022, respectively. The hypothetical downside forecast includes assumptions of a weakening economy represented by a cumulative decline in real GDP of 2.6%, enhanced geopolitical tensions, elevated inflation, a peak unemployment rate of 7.7% and an average unemployment rate of 6.4%. The Company calculated that this hypothetical scenario would increase the ACL and provision for credit losses as of and for the year ended December 31, 2023 by approximately $3.7 million, and decrease net income by $2.9 million (net of tax). This change is reflective of the sensitivity of the various economic factors used in the ACL model. The resulting difference is not intended to represent an expected increase in allowance levels, as future conditions are uncertain and there are several other quantitative and qualitative factors that will also fluctuate at the same time that economic conditions are changing, which would affect the results of the ACL calculation. The impact that the economic factors have on the model is affected by the severity of the scenarios used, the product type mix, and the interaction of the economic factors with other quantitative and qualitative factors in the model, as changes in any particular factor or input may not occur at the same rate or be directionally consistent across all loan segments. Improvements in one factor may offset deterioration in other factors, both qualitative and quantitative. The third party downside economic forecast used in the hypothetical scenario described does not predict a severe economic downturn, but rather a moderate recessionary environment. The Company’s geographic distribution of loans outside of major metropolitan areas, combined with low statistical correlation between historical losses and national economic indicators, results in changes to the allowance that are less significant as compared to national economic activity. Further details regarding the methodologies applied to estimate the various components of the ACL are provided in Note A, “Summary of Significant Accounting Policies”, starting on page 84.

Pension, Post-Retirement and Other Employee Benefit Plans

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives and an unfunded stock balance plan for certain of its nonemployee directors. The benefit obligations for the pension and post-retirement benefits plans require significant management judgment. The assumptions used in calculating the benefit obligation include the discount rate, expected return on plan assets, rate of compensation increase and interest crediting rates. The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits. The expected long-term rate of return was estimated by taking into consideration asset allocation, long-term capital market assumptions, reviewing historical returns on the type of assets held and current economic factors. Mortality tables are also utilized in calculating the benefit obligation, the selection of which is based on management judgment. The Company analyzed the sensitivity of the discount rate and the expected long-term rate of return on plan assets on the pension benefit obligation and net periodic pension cost. At December 31, 2023, a decrease in the discount rate of 100 basis points would increase the pension benefit obligation by $13.2 million, while an increase in the discount rate of 100 basis points would decrease the pension benefit obligation by $11.1 million. For the year ended December 31, 2023, a decrease in the discount rate of 100 basis points would reduce the net periodic pension income by $1.1 million, while an increase in the discount rate of 100 basis points would increase the net periodic pension income by $0.9 million. A decrease in the expected long-term rate of return on plan assets of 100 basis points would reduce the net periodic pension income by $2.4 million, while an increase of 100 basis points would increase net periodic pension income by $2.4 million. Further detail on the assumptions used and a comparison between 2023 and 2022 assumptions is included in Note J, “Pension and Other Benefit Plans”, starting on page 120.

Goodwill and Other Intangible Assets

The initial carrying value of goodwill is impacted by the initial carrying value of intangible assets including core deposit intangibles, customer relationship intangibles and acquired loans that are recorded at their fair value as of the date of acquisition. Management judgment and estimates are involved in determining the initial and ongoing carrying value of goodwill and other intangible assets. Initial and ongoing carrying values require the assessment of fair value based on discounted cash flow modeling techniques and inputs such as discount rates, required equity market premiums, peer volatility indicators and company-specific risk indicators. Core deposit intangibles and customer relationship intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to 20 years, based on management judgment.

The Company evaluates goodwill for impairment on an annual basis and performs a quarterly analysis to determine if any triggering events have occurred that would require an interim evaluation. In accordance with FASB ASC 350, the Company evaluates whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and performs either a qualitative or quantitative assessment, depending on circumstances and management judgment. The qualitative assessment requires significant management judgment, and if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is not less than its carrying value, no quantitative analysis is necessary. The inputs for the qualitative analysis that require management judgment include macroeconomic conditions, industry and market conditions, financial performance of the reporting unit and other relevant events that affect the fair value of a reporting unit.

During 2023, the Company performed quantitative goodwill analyses for all of the Company’s operating segments. The inputs for the quantitative analyses that require management judgment include determination of the discount rate, forecasted financial performance of the business entity, macroeconomic and industry conditions, and other relevant events that affect the fair value of the reporting unit. Based on the Company’s annual impairment analysis of goodwill as of October 1, 2023, it was determined that the fair value of each reporting unit was in excess of its respective carrying value, therefore goodwill was not impaired. The Company also performs sensitivity analyses around assumptions for the discount rates in order to assess the reasonableness of the assumptions utilized. The fair value-weighted average discount rate used for the October 1, 2023 quantitative assessment was 11.1%, compared to 8.2% for the December 31, 2021 assessment. As of October 1, 2023, a 100 basis point increase in the discount rates used in each operating segment model would reduce estimated entity level fair value by approximately $275.1 million and would not result in impairment of goodwill, as each reporting unit’s fair value would still exceed its carrying value.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating,” “adjusted” or “tangible” basis, from which it excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts), accretion on acquired non-PCD loans, acquisition expenses, acquisition-related contingent consideration adjustment, acquisition-related provision for credit losses, restructuring expenses, unrealized gain (loss) on equity securities, loss on sales of investment securities, litigation accrual and gain on debt extinguishment. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions or restructuring activities. In addition, the Company provides supplemental reporting for “adjusted pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustment, restructuring expenses, unrealized gain (loss) on equity securities, loss on sales of investment securities, litigation accrual and gain on debt extinguishment from income before income taxes. Although adjusted pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the impact of CECL, helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions or restructuring activities. The Company also provides supplemental reporting of its interest income, net interest income and net interest margin on a “fully tax-equivalent” (“FTE”) basis, which includes an adjustment to interest income and net interest income that represents taxes that would have been paid had nontaxable investment securities and loans been taxable. Although fully tax-equivalent interest income, net interest income and net interest margin are non-GAAP measures, the Company’s management believes this information helps enhance comparability of the performance of assets that have different tax liabilities. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 20.

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

The Company’s core operating objectives are: (i) optimize the branch network and digital banking delivery systems, primarily through disciplined acquisition strategies, certain selective de novo expansions and divestitures/consolidations, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) increase the noninterest component of total revenues through growth in existing banking, employee benefit, insurance and wealth management services business units, and the acquisition of additional financial services and banking businesses, (iv) manage an investment securities portfolio to complement the Company’s loan and deposit strategies and mitigate interest rate and liquidity risk and optimize net interest income generation, and (v) utilize technology including robotic process automation to deliver customer-responsive products and services and improve efficiencies.

Significant factors reviewed by management to evaluate achievement of the Company’s operating objectives and results and financial condition include, but are not limited to: net income and earnings per share; return on assets and equity; components of net interest margin; noninterest revenues; noninterest expenses; credit metrics; loan and deposit growth; capital management; performance of individual banking and financial services units; performance of specific product lines and customers; liquidity and interest rate sensitivity; enhancements to customer products and services and their underlying performance characteristics; technology advancements; market share; peer comparisons; and the performance of recently acquired businesses.

The Company reported net income of $131.9 million for the year ended December 31, 2023 that was $56.2 million, or 29.9%, below the prior year, while earnings per share of $2.45 for the year was $1.01, or 29.2%, below the prior year. The decreases in net income and earnings per share were mainly driven by the impact of a $52.3 million pre-tax realized loss on sales of investment securities in the first quarter of 2023 as part of a balance sheet repositioning.

Net income and earnings per share were also negatively impacted by an increase in noninterest expenses driven primarily by higher salaries and employee benefits reflective of merit and market-related increases in employee wages, higher employee medical expenses and certain executive retirement expenses. In addition, other notable noninterest expense items increased including a litigation accrual associated with the expected settlement of a threatened collective and class action matter, higher FDIC insurance costs due to a higher base assessment rate effective beginning 2023 and the impact of a special assessment, elevated fraud expenses and restructuring costs linked to a retail workforce optimization strategy. Additionally, acquisition-related contingent consideration adjustments increased as result of an increase in probability of achievement of the earn-out objectives associated with previous acquisitions.

Partially offsetting these items were higher levels of net interest income, due primarily to an increase in average loan balances and an increase in the yield on average interest-earning assets, partially offset by higher funding costs, an increase in noninterest revenues excluding the realized loss on sales of investment securities, as growth in total financial services noninterest revenues outweighed a decrease in total banking noninterest revenues, a lower provision for credit losses during 2023 primarily the result of the $3.9 million of acquisition-related provision for credit losses due to the Elmira acquisition during 2022, lower income taxes and lower weighted average diluted shares outstanding attributable to share repurchases during 2023.

Net income adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustment, restructuring expenses, loss on sales of investment securities, unrealized gain (loss) on equity securities, litigation accrual, gain on debt extinguishment, amortization of intangibles, and acquired non-PCD loan accretion (“Adjusted Net Income”), a non-GAAP measure, of $189.8 million, decreased $13.7 million, or 6.7%, compared to the prior year. Earnings per share adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustment, restructuring expenses, loss on sales of investment securities, unrealized gain (loss) on equity securities, litigation accrual, gain on debt extinguishment, amortization of intangibles, and acquired non-PCD loan accretion (“Adjusted Earnings Per Share”), a non-GAAP measure, of $3.51 decreased $0.23, or 6.2%, compared to the prior year. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Net interest margin for full year 2023 of 3.11% increased 22 basis points from 2022 to 2023 and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.14% also increased 22 basis points from the prior year period. The yield on average interest earning assets increased 80 basis points compared to the prior year, as the yields on average loans, investments and interest-earning cash equivalents all improved. The Company’s total cost of funds increased 60 basis points from last year as the rate paid on interest-bearing deposits and borrowings both increased.

The Company experienced year-over-year declines in average and ending interest-earning assets, reflective of the sales and maturities of certain lower-yielding available-for-sale investment securities between the periods partially offset by strong organic loan growth. Average and ending deposits also declined due in part to outflows driven by higher customer expenditure levels in the inflationary environment, as well as increased rate competition from other banks and non-depository financial institutions. Average external borrowings in 2023 increased from 2022 as the Company secured certain fixed rate Federal Home Loan Bank (“FHLB”) term borrowings during the year to support the funding of continued loan growth while external borrowings decreased on an ending basis primarily due to a decrease in overnight borrowings as the Company utilized proceeds from its first quarter securities sales and subsequent investment security maturities to pay down these borrowings.

Asset quality remained strong throughout 2023, although the nonperforming and delinquency ratios increased from historically low 2022 levels, primarily driven by the downgrade of certain business loans from accruing to nonaccrual status and the full year net charge-off ratio increased slightly from the level one year earlier. These metrics remained below long-term historical averages.

The Company’s deposit base and liquidity position continues to be strong, as the Company had total immediately available liquidity sources of $4.83 billion at the end of 2023, more than double its estimated uninsured deposits, net of collateralized and intercompany deposits. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of 2023 ending total deposits. The Company’s deposit base is well diversified across customer segments, which as of December 31, 2023 is comprised of approximately 62% personal, 26% business and 12% municipal, and broadly dispersed, illustrated by an average deposit balance per account that is under $20,000. Since the Federal Reserve began raising the federal funds rate in March 2022 in an effort to combat inflation, the cycle-to-date deposit beta (change in the Company’s cost of funds as a proportion of the change in the federal funds rate) for the Company is 17% and the cycle-to-date total funding beta is 19% of the cumulative 525 basis point increase in the federal funds rate, reflective of a high proportion of non-interest bearing deposits, representing approximately 28% of total ending deposits, and the composition and stability of the customer base. In addition, more than 68% of the Company’s total deposits were in noninterest checking, interest checking and savings accounts at the end of 2023, and the Company did not utilize brokered or wholesale deposits during 2023 or 2022.

Net Income and Profitability

Net income for 2023 was $131.9 million, a decrease of $56.2 million, or 29.9%, from 2022. Earnings per share for 2023 was $2.45, down $1.01, or 29.2%, from 2022’s results. Net income and earnings per share for 2023 were impacted by certain notable non-operating items including a $52.3 million pre-tax realized loss on the sales of investment securities, a $5.8 million litigation accrual associated with the expected settlement of a threatened collective and class action matter, $3.3 million of acquisition-related contingent consideration adjustments associated with potential future contingent consideration payments for the FBD and TGA acquisitions completed in 2021, and $1.2 million of restructuring expenses linked to a retail workforce optimization strategy. This is compared to 2022 in which the Company incurred $5.0 million of acquisition expenses and a $3.9 million acquisition-related provision for credit losses related to the Elmira acquisition and $0.3 million of acquisition-related contingent consideration adjustments. Adjusted net income, a non-GAAP measure, of $189.8 million decreased $13.7 million, or 6.7%, compared to the prior year, while adjusted pre-tax, pre-provision net revenue, a non-GAAP measure, of $241.9 million decreased $18.0 million, or 6.9%, compared to 2022. Diluted adjusted net earnings per share, a non-GAAP measure, of $3.51 decreased $0.23, or 6.1%, compared to the prior year, while adjusted pre-tax, pre-provision net revenue per share, a non-GAAP measure, of $4.49 decreased $0.29, or 6.1%, compared to 2022. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

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

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2023	2022	2021
Net interest income	$437,285	$420,630	$374,412
Provision for credit losses	11,203	14,773	(8,839)
Loss on sales of investment securities	(52,329)	0	0
Unrealized (loss) gain on equity securities	(47)	(44)	17
Gain on debt extinguishment	242	0	0
Noninterest revenues	266,968	258,769	246,218
Acquisition-related contingent consideration adjustment	3,280	(300)	200
Acquisition expenses	63	5,021	701
Restructuring expenses	1,163	0	0
Litigation accrual	5,800	0	(100)
Other noninterest expenses	462,379	419,547	387,337
Income before taxes	168,231	240,314	241,348
Income taxes	36,307	52,233	51,654
Net income	$131,924	$188,081	$189,694

Diluted weighted average common shares outstanding	53,908	54,361	54,527
Diluted earnings per share	$2.45	$3.46	$3.48

The Company operates four businesses: Banking, Employee Benefit Services, Insurance Services and Wealth Management Services. These businesses are aggregated into the following three reportable segments: Banking, Employee Benefit Services and All Other. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and governmental units. In addition to these general intermediation services, the Banking segment provides treasury management solutions and payment processing services. The Banking segment also includes certain corporate overhead-related expenses. Employee Benefit Services, consisting of BPAS and its subsidiaries, provides the following on a national basis: employee benefit trust, collective investment fund, retirement plan and health savings account administration, fund administration, transfer agency, actuarial, and health and welfare consulting services. BPAS services more than 5,800 benefit plans with approximately 810,000 plan participants and holds more than $110 billion in employee benefit trust assets. In addition, BPAS employs 418 professionals serving clients in every U.S. state plus the Commonwealth of Puerto Rico, and occupies 14 offices located in New York, Pennsylvania, Massachusetts, New Jersey, Texas, Minnesota, South Dakota, Washington and Puerto Rico. The All Other segment is comprised of wealth management and insurance services. Wealth management services include trust services provided by the Nottingham Trust division of CBNA, investment products and services provided by Community Investment Services, Inc. (“CISI”), The Carta Group, Inc. (“Carta Group”) and OneGroup Wealth Partners, Inc. (“Wealth Partners”), as well as asset management provided by Nottingham Advisors, Inc. (“Nottingham”). Insurance services include the offerings of personal and commercial lines of insurance and other risk management products and services provided by OneGroup. The wealth management and insurance businesses include 373 employees and 21 customer service facilities in New York, Pennsylvania, Massachusetts, South Carolina and Florida. The wealth management business includes assets under management of $8.7 billion at the end of 2023. For additional financial information on the Company’s segments, refer to Note S – Segment Information in the Notes to Consolidated Financial Statements.

The primary factors explaining 2023 financial performance are discussed in the remaining sections of this document and are summarized by segment as follows:

BANKING

●	Banking net interest income increased $14.8 million, or 3.5%. This was the result of an 80 basis point increase in the average yield on interest-earning assets, partially offset by a $470.6 million decrease in average interest-earning assets, a $61.5 million increase in average interest-bearing liabilities and an 84 basis point increase in the average rate on interest-bearing liabilities. Average loans grew $1.17 billion, driven by organic growth in all loan categories except for consumer direct, and the yield on loans increased 67 basis points from the prior year primarily due to market-related increases in interest rates on new loan originations, as well as higher yields on adjustable-rate loans held in the portfolio. Also contributing to the growth in interest income was an increase in the average yield on investments including cash equivalents of 33 basis points, offset by a $1.64 billion decrease in the average book value of investments, including cash equivalents, driven by the sales and maturities of certain lower-yielding available-for-sale investment securities during the year. Average interest-bearing deposit balances decreased $71.0 million while average borrowings increased $132.5 million and the cost of funds increased 60 basis points to 0.77% which drove an increase in interest expense.
●	The provision for credit losses of $11.2 million decreased $3.6 million from the prior year’s $14.8 million provision (which included $3.9 million of provision related to loans acquired from Elmira in the second quarter of 2022), reflective of organic loan growth and relatively stable economic forecasts. Net charge-offs of $5.8 million were $2.5 million higher than 2022, as net charge-offs increased in all portfolios, but remained below long-term historical averages. This resulted in an annual net charge-off ratio (net charge-offs / total average loans) of 0.06%, which was two basis points higher than the prior year. Year-end nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of loans and other real estate owned increased 18 and 19 basis points, respectively, as compared to December 31, 2022 levels, primarily attributable to an increase in nonaccrual business lending loan balances that was driven largely by the performance of four customers. Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 62 through 66.
●	Banking noninterest revenues, excluding realized and unrealized losses on investment securities and gain on debt extinguishment, of $73.5 million for 2023 decreased by $2.0 million from 2022’s level. The decrease was primarily reflective of the Company’s implementation of certain deposit fee changes, including the elimination of nonsufficient and unavailable funds fees on personal accounts late in the fourth quarter of 2022.

●	Banking noninterest expenses, including acquisition expenses, restructuring expenses and litigation accrual increased $32.7 million, or 11.1%, in 2023, reflective of a $5.8 million litigation accrual associated with the expected settlement of a threatened collective and class action matter, an increase in merit and market-related employee wages, data processing and communications, legal and professional fees, business development and marketing, as well as other expenses driven by elevated fraud losses and higher FDIC insurance expenses including a $1.5 million accrual associated with a FDIC special assessment. Included in total noninterest expenses for 2023 is $1.2 million of restructuring expenses associated with severance payments related to a retail workforce optimization, while total noninterest expenses in 2022 included $5.0 million of acquisition-related expenses from the Elmira acquisition completed in the second quarter. Excluding acquisition and restructuring expenses and litigation accrual, banking noninterest expenses increased $30.7 million, or 10.6%, in 2023.

EMPLOYEE BENEFIT SERVICES

●	Employee benefit services total revenues for 2023 of $123.1 million increased $4.8 million, or 4.1%, from the prior year level as net interest income increased $1.4 million due to increases in market interest rates on interest-earning cash and noninterest revenues increased $3.4 million, or 2.9%, from the prior year level, driven by new business and a year-over-year increase in the total participants under administration, along with a modest increase from market appreciation.
●	Employee benefit services noninterest expenses for 2023 totaled $83.9 million. This represented an increase from 2022 of $6.3 million, or 8.2%, and was primarily attributable to increases in employee wages and benefits and an acquisition-related contingent consideration adjustment. Excluding the acquisition-related contingent consideration adjustments, employee benefit services noninterest expenses increased $4.3 million, or 5.4%, from 2022.

ALL OTHER (INSURANCE AND WEALTH MANAGEMENT SERVICES)

●	Wealth management and insurance services total revenue for 2023 of $81.1 million increased $8.0 million, or 10.9%, from the prior year level as net interest income increased $0.5 million due to increases in market interest rates on interest-earning cash and noninterest revenues increased $7.5 million, or 10.3%, from the prior year level. The increase in insurance services revenue was due to a strong premium market and organic expansion, along with growth resulting from acquisitions completed between the periods. Wealth management revenue increased due to more favorable investment market conditions that drove an increase in assets under management.
●	Wealth management and insurance services noninterest expenses of $71.0 million increased $10.2 million, or 16.7%, from 2022 primarily due to merit and market-related increases in personnel costs, and the continued buildout of resources to support an expanding revenue base, as well as incremental expenses associated with recent acquisitions including an acquisition-related contingent consideration adjustment. Excluding the acquisition-related contingent consideration adjustment, wealth management and insurance services noninterest expenses increased $8.5 million, or 13.9%.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and average equity to average asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2023	2022	2021
Return on average assets	0.87%	1.21%	1.28%
Return on average equity	8.27%	10.85%	9.19%
Dividend payout ratio	72.4%	49.9%	48.3%
Average equity to average assets	10.47%	11.14%	13.91%

As displayed in Table 2, the 2023 return on average assets ratio decreased 34 basis points, while the return on average equity ratio decreased 258 basis points as compared to 2022. The decrease in the return on average assets was the result of a decrease in net income that was impacted by a $52.3 million pre-tax realized loss on sales of investment securities, partially offset by a decrease in average assets, primarily related to the sales and maturities of certain lower-yielding available-for-sale investment securities, partially offset by strong organic loan growth during the year. The return on average equity ratio decreased in 2023 as net income decreased, which was impacted by the aforementioned loss on sales of investment securities, while average equity decreased due primarily to an increase in the average accumulated other comprehensive loss related to the Company’s investment securities portfolio. The return on average assets ratio in 2022 decreased seven basis points from 2021, while the return on average equity ratio increased 166 basis points as compared to 2021. The decrease in the return on average assets during 2022 was the result of an increase in average assets, primarily related to strong organic loan growth and the Elmira acquisition coupled with a slight decrease in net income that was impacted by a $23.6 million increase in provision for credit losses. The return on average equity ratio increased in 2022 as average equity decreased due primarily to a decline in the after-tax market value of the Company’s available-for-sale investments due to higher market interest rates, while net income, which was impacted by the aforementioned provision for credit losses, decreased slightly.

The return on average assets adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustments, restructuring expenses, loss on sales of investment securities, unrealized gain (loss) on equity securities, litigation accrual, gain on debt extinguishment, amortization of intangibles and acquired non-PCD loan accretion (“adjusted return on average assets”), a non-GAAP measure, decreased seven basis points to 1.24% in 2023, as compared to 1.31% in 2022. The return on average equity adjusted to exclude acquisition expenses, acquisition-related provision for credit losses, acquisition-related contingent consideration adjustments, restructuring expenses, loss on sales of investment securities, unrealized gain (loss) on equity securities, litigation accrual, gain on debt extinguishment, amortization of intangibles and acquired non-PCD loan accretion (“adjusted return on average equity”), a non-GAAP measure, increased 15 basis points to 11.89% in 2023, from 11.74% in 2022. See Table 20 beginning on page 73 for Reconciliation of GAAP to Non-GAAP Measures.

The dividend payout ratio for 2023 of 72.4% increased from 49.9% in 2022 driven by a 29.9% decrease in net income, which was impacted by the aforementioned loss on sales of investment securities, and a 1.7% increase in dividends declared. The increase in dividends declared in 2023 was a result of a 2.3% increase in the dividends declared per share, partially offset by a 0.8% decrease in common shares outstanding as a result of share repurchases during the year. The dividend payout ratio for 2022 of 49.9% increased from 48.3% in 2021 driven by a 2.5% increase in dividends declared and a 0.9% decrease in net income. The increase in dividends declared in 2022 was a result of a 2.4% increase in the dividends declared per share and the issuance of shares in connection with the administration of the Company’s employee stock plans.

The average equity to average assets ratio decreased in 2023 due to a decrease in average equity driven by the aforementioned increase in the average accumulated other comprehensive loss related to the Company’s investment securities portfolio, partially offset by a decrease in average assets primarily driven by the sales and maturities of certain lower-yielding available-for-sale investment securities, partially offset by strong organic loan growth during the year. During 2023, average equity decreased 7.9% while average assets decreased 2.1%. In 2022, the average equity to average assets ratio decreased in comparison to 2021 as average equity decreased 16.0% driven by a decline in the after-tax market value of the Company’s available-for-sale investments, while average assets increased 4.9% due to strong organic loan growth and the Elmira acquisition.

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

Net interest income totaled $437.3 million in 2023, an increase of $16.7 million, or 4.0%, from the prior year. As disclosed in Table 3, fully tax-equivalent net interest income (with nontaxable income converted to a fully tax-equivalent basis), a non-GAAP measure, totaled $441.5 million in 2023, an increase of $16.8 million, or 4.0%, from the prior year. The increase is a result of an 80 basis point increase in the yield on average interest-earning assets, partially offset by a $470.6 million, or 3.2%, decrease in average interest-earning assets, an 84 basis point increase in the rate on average interest-bearing liabilities and a $61.5 million, or 0.6%, increase in average interest-bearing liabilities. As reflected in Table 4, the favorable impact of the increase in the yield on average interest-earning assets ($112.7 million) was partially offset by the unfavorable impacts of the decrease in average interest-earning assets ($14.9 million), the increase in the rate on average interest-bearing liabilities ($80.9 million) and the increase in average interest-bearing liabilities ($0.1 million).

The 2023 net interest margin increased 22 basis points to 3.11% from 2.89% reported in 2022, while the fully tax-equivalent net interest margin, a non-GAAP measure, also increased 22 basis points to 3.14% from the 2.92% reported in 2022. These increases were the result of an 80 basis point increase in the yield on interest-earning assets and a higher proportion of those assets being comprised of loan balances due to strong organic loan growth and the sales and maturities of certain lower-yielding available-for-sale investment securities between the periods, partially offset by an 84 basis point increase in the rate paid on average interest-bearing liabilities. The increases in the yield on interest-earnings assets and rate on interest-bearing liabilities was primarily due to the impact of higher market rates during 2023, including a 100 basis point increase in the Federal Funds rate during the year as a result of the Federal Reserve Bank’s efforts to lower elevated inflation, with that movement and other market factors also contributing to average three, five and 10-year treasury rates all rising by more than 100 basis points. The 4.84% yield on loans in 2023 increased 67 basis points as compared to 4.17% in 2022 due to market-related increases in interest rates on new loans, a significant increase in variable and adjustable-rate loan yields driven by rising market interest rates, including the prime rate, and a high level of new loan originations. The yield on investments, including cash equivalents, of 2.05% in 2023 was 33 basis points higher than 2022 primarily due to the impact of the sales and maturities of certain lower-yielding available-for-sale investment securities during the year along with an increase in market rates, including the impact that had on the yield earned on cash equivalents. The cost of interest-bearing liabilities was 1.08% during 2023 as compared to 0.24% for 2022. The increased cost reflects the 55 basis point increase in the rate paid on average deposits and the 136 basis point higher average rate paid on borrowings in 2023.

The 2022 net interest margin increased nine basis points to 2.89% from 2.80% reported in 2021, while the fully tax-equivalent net interest margin, a non-GAAP measure, increased 10 basis points to 2.92% from 2.82% reported in 2021. The increases were attributable to a 16 basis point increase in the interest-earning asset yield partially offset by a nine basis point increase in the cost of interest-bearing liabilities primarily due to the impact of higher market rates during 2022, including a 425 basis point increase in the Federal Funds rate during the year as a result of the Federal Reserve Bank’s efforts to lower elevated inflation. The 4.17% yield on loans in 2022 decreased five basis points as compared to 4.22% in 2021 due in part to lower PPP-related interest income, partially offset by the impact of higher market rates, including the prime rate, on new loans and variable and adjustable rate loans driven by the impact that the aforementioned Federal Funds rate hikes had on market interest rates during 2022. PPP-related interest income in 2022 decreased $15.4 million as compared to the prior year as the 2022 loan yield included the impact of $3.3 million in PPP-related interest income, including the recognition of $3.0 million of deferred loan fees, as compared to $18.7 million in PPP-related interest income, including the recognition of $15.8 million of deferred loan fees in 2021. The yield on investments, including cash equivalents, of 1.72% in 2022 was 37 basis points higher than 2021 due to a change in market rates and the proportion of investments and interest-earning cash equivalents. The cost of interest-bearing liabilities was 0.24% during 2022 as compared to 0.15% for 2021. The increased cost reflects the two basis point increase in the rate paid on average deposits and the 113 basis point higher average rate paid on borrowings in 2022.

Total interest income increased by $97.7 million, or 22.0%, while as shown in Table 3, total FTE-basis interest income, a non-GAAP measure, increased by $97.8 million, or 21.8%, in 2023 compared to the prior year. Table 4 indicates that a higher yield on interest-earning assets created $112.7 million of incremental interest income, while a lower average interest-earning asset balance had an unfavorable impact of $14.9 million on interest income. Average loans increased $1.17 billion, or 14.6%, in 2023. This increase was driven by increases in the average balance of the business lending, consumer indirect, consumer mortgage and home equity portfolios due to strong organic growth and the impact of the Elmira acquisition, partially offset by a decrease in the average balance of the consumer direct portfolio. Loan interest income and fees increased $110.1 million, or 32.9%, while FTE-basis loan interest income and fees, a non-GAAP measure, increased $110.2 million, or 32.8%, in 2023 as compared to 2022. These increases were attributable to the aforementioned higher average loan balances and the impact of a 67 basis point higher loan yield due to market-related increases in interest rates on new loans, a significant increase in variable and adjustable-rate loan yields driven by rising market interest rates, including the treasury and prime rates during 2023. Investment and interest-earning cash interest income in 2023 was $12.4 million, or 11.4%, lower than the prior year as a result of a $1.34 billion decrease in the average book basis balance of investments and a $304.7 million decrease in average cash equivalents, partially offset by a 33 basis point increase in the average investment yield including cash equivalents. The higher average investment yield and the lower average book balance of investments was reflective of the sales and maturities of certain lower-yielding available-for-sale investment securities during 2023.

Total interest income in 2022 increased by $56.3 million, or 14.5%, while total FTE-basis interest income, a non-GAAP measure, increased by $57.0 million, or 14.6%, in comparison to 2021. A higher average interest-earning asset balance created $34.8 million of incremental interest income while a higher yield on earning assets had a favorable impact of $22.2 million on interest income in 2022. Average loans increased $726.0 million, or 9.9%, in 2022. This increase was driven by increases in the average balance of all portfolios (consumer mortgage, consumer indirect, business lending, home equity and consumer direct) due to both strong organic growth and the Elmira acquisition. Loan interest income and fees increased $26.7 million, or 8.7%, in 2022 as compared to 2021, attributable to the aforementioned higher average loan balances and the impact of higher market rates, including the treasury and prime rates, on new loans and variable and adjustable rate loans driven by the aforementioned Federal Funds rate hikes during 2022. Partially offsetting the increase was a five basis point decrease in the loan yield primarily due to the impact of a $15.4 million decrease in PPP-related interest income. Investment and interest-earning cash interest income increased $29.6 million, or 37.4%, during 2022 while investment and interest-earning cash interest income (FTE basis), a non-GAAP measure, in 2022 was $30.3 million, or 37.1%, higher than the prior year as a result of a 37 basis point increase in the average investment yield and a $1.98 billion increase in the average book basis balance of investments, partially offset by a $1.55 billion decrease in average cash equivalents. The higher average investment yield was reflective of the Company’s investment of over $1.3 billion of cash equivalents that were earning a low yield into higher yielding investment securities during the second half of 2021 and first half of 2022 and an increase in market rates between the periods.

Total interest expense increased by $81.0 million to $104.1 million in 2023 from $23.1 million in 2022. As shown in Table 4, higher interest rates on interest-bearing liabilities resulted in an increase in interest expense of $80.9 million, while higher average interest-bearing liability balances resulted in a $0.1 million increase in interest expense. Interest expense as a percentage of average earning assets for 2023 increased 58 basis points to 0.74% from 0.16% in the prior year. The rate on interest-bearing deposits of 0.94% was 78 basis points higher than 2022, primarily due to an increase in certain product rates in response to changes in market interest rates during the year and a higher proportion of average time deposit balances that carry a higher average rate than interest checking, savings and money market deposits. The rate on borrowings increased 136 basis points to 2.97% in 2023, primarily due to the aforementioned increase in market interest rates. Total average funding balances (deposits and borrowings) in 2023 decreased $196.3 million, or 1.4%. Average deposits decreased $328.7 million, driven by a decrease in average non-time deposit balances partially offset by an increase in average time deposit balances. Average non-time deposit balances decreased $680.5 million, or 5.5%, and accounted for 90.1% of total average deposits in 2023 compared to 93.0% in 2022, due in part to outflows driven by higher customer expenditure levels in the inflationary environment, increased rate competition from other banks and non-depository financial institutions and shifts to higher-rate time deposit accounts in the rising interest rate environment. Average time deposit balances increased $351.8 million year-over-year and represented 9.9% of total average deposits for 2023 compared to 7.0% in 2022. Average external borrowings increased $132.5 million, or 26.5%, in 2023 as compared to 2022, due to increases in average FHLB term borrowings of $127.8 million and average overnight borrowings of $9.5 million, partially offset by decreases in average securities sold under an agreement to repurchase (“customer repurchase agreements”) of $2.3 million and average subordinated debt held by unconsolidated subsidiary trusts of $2.5 million. The increase in average FHLB term borrowings was due to the Company securing $400.0 million of fixed rate borrowings in the third and fourth quarters of 2023 to meet the Company’s funding needs, including to support strong loan growth.

Total interest expense increased by $10.1 million, or 77.6%, to $23.1 million in 2022 from $13.0 million in 2021. As shown in Table 4, higher interest rates on interest-bearing liabilities resulted in an increase in interest expense of $8.9 million, while higher deposit and borrowing balances resulted in a $1.2 million increase in interest expense. Interest expense as a percentage of average earning assets for 2022 increased six basis points to 0.16% from 0.10% in the prior year. The rate on interest-bearing deposits of 0.16% was two basis points higher than 2021, primarily due to an increase in certain product rates in response to changes in market interest rates during the year. The rate on borrowings increased 113 basis points to 1.61% in 2022, primarily due to the increase in the proportion of variable rate overnight borrowings that carry a higher average rate than the Company’s repurchase agreements and existing FHLB term borrowings. Total average funding balances (deposits and borrowings) in 2022 increased $1.14 billion, or 9.0%. Average deposits increased $927.9 million, driven by a full-year impact of large net inflows of funds from government stimulus and PPP programs throughout 2021, as well as the addition of deposits in conjunction with the Elmira acquisition in the second quarter of 2022. Average non-time deposit balances increased $956.3 million and accounted for 93.0% of total average deposits in 2022 compared to 92.2% in 2021, due largely to the aforementioned net inflows of funds from government stimulus programs in 2021 that were primarily being held in non-time deposit accounts in the low interest rate environment in 2021 and early 2022, and the impact of the deposits assumed from the Elmira acquisition. Average time deposits decreased $28.4 million year-over-year and represented 7.0% of total average deposits for 2022 compared to 7.8% in 2021. Average external borrowings increased $210.8 million, or 73.1%, in 2022 as compared to 2021, due to increases in average overnight borrowings of $175.1 million, average customer repurchase agreements of $42.2 million and average FHLB borrowings of $9.0 million, partially offset by a decrease in average subordinated debt held by unconsolidated subsidiary trusts of $15.5 million. The increase in average overnight borrowings was due to the Company entering an overnight borrowing position during the year to support the funding of strong loan growth, while the increase in average FHLB borrowings was driven by borrowings assumed from the Elmira acquisition. The decrease in average subordinated debt held by unconsolidated subsidiary trusts was due to the redemption of $77.3 million of trust preferred subordinated debt in the first quarter of 2021.

The following table sets forth information related to average interest-earning assets and average interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2023 and 2022. Interest income and yields are on a fully tax-equivalent (“FTE”) basis using a marginal income tax rate of 24.4% in 2023 and 24.3% in 2022. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment, late and other fees and the accretion of acquired loan marks. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Average		Avg. Yield/Rate	Average		Avg. Yield/Rate	Average		Avg. Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$55,881	$2,775	4.97%	$360,542	$1,495	0.41%	$1,909,212	$2,465	0.13%
Taxable investment securities (1)	4,294,210	79,593	1.85%	5,639,310	93,876	1.66%	3,761,709	66,143	1.76%
Nontaxable investment securities (1)	514,802	17,395	3.38%	506,503	16,787	3.31%	406,184	13,229	3.26%
Loans (net of unearned discount)(2)	9,213,168	445,867	4.84%	8,042,310	335,645	4.17%	7,316,278	308,976	4.22%
Total interest-earning assets	14,078,061	545,630	3.88%	14,548,665	447,803	3.08%	13,393,383	390,813	2.92%
Noninterest-earning assets	1,164,823			1,018,474			1,441,642
Total assets	$15,242,884			$15,567,139			$14,835,025

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$7,771,827	52,629	0.68%	$8,194,558	8,030	0.10%	$7,595,682	3,133	0.04%
Time deposits	1,280,751	32,708	2.55%	928,990	7,014	0.76%	957,429	8,498	0.89%
Customer repurchase agreements	305,213	3,094	1.01%	307,528	998	0.32%	265,288	841	0.32%
Overnight borrowings	184,581	9,349	5.06%	175,080	6,518	3.72%	0	0	0.00%
FHLB borrowings	140,816	6,285	4.46%	13,051	386	2.96%	4,114	89	2.16%
Subordinated notes payable	765	38	4.96%	3,264	153	4.67%	3,291	154	4.67%
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0.00%	0	0	0.00%	15,464	293	1.89%
Total interest-bearing liabilities	9,683,953	104,103	1.08%	9,622,471	23,099	0.24%	8,841,268	13,008	0.15%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,848,261			4,106,029			3,748,577
Other liabilities	114,946			105,118			181,075
Shareholders' equity	1,595,724			1,733,521			2,064,105
Total liabilities and shareholders' equity	$15,242,884			$15,567,139			$14,835,025

Net interest earnings		$441,527			$424,704			$377,805

Net interest spread			2.80%			2.84%			2.77%
Net interest margin on interest-earning assets			3.11%			2.89%			2.80%
Net interest margin on interest-earning assets (FTE) (non-GAAP)			3.14%			2.92%			2.82%

Fully tax-equivalent adjustment (3)		$4,242			$4,074			$3,393
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 4 below, the change in net interest income (FTE basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 4: Rate/Volume

	2023 Compared to 2022			2022 Compared to 2021
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000’s omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$(2,254)	$3,534	$1,280	$(3,186)	$2,216	$(970)
Taxable investment securities	(24,113)	9,830	(14,283)	31,426	(3,693)	27,733
Nontaxable investment securities	277	331	608	3,321	237	3,558
Loans (net of unearned discount)	52,586	57,636	110,222	30,338	(3,669)	26,669
Total interest-earning assets (2)	(14,902)	112,729	97,827	34,840	22,150	56,990

Interest paid on:
Interest checking, savings and money market deposits	(435)	45,034	44,599	265	4,632	4,897
Time deposits	3,524	22,170	25,694	(246)	(1,238)	(1,484)
Customer repurchase agreements	(8)	2,104	2,096	137	20	157
Overnight borrowings	371	2,460	2,831	6,518	0	6,518
FHLB borrowings	5,608	291	5,899	255	42	297
Subordinated notes payable	(115)	0	(115)	(1)	0	(1)
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	(293)	0	(293)
Total interest-bearing liabilities (2)	152	80,852	81,004	1,189	8,902	10,091

Net interest earnings (2)	$(14,047)	$30,870	$16,823	$33,396	$13,503	$46,899
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial, benefit plan administration and recordkeeping services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the Nottingham Trust division within CBNA), broker-dealer and investment advisory products and services (performed by CISI, OneGroup Wealth Partners, Inc. and The Carta Group, Inc.) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company has other transactions that impact noninterest revenues, including realized and unrealized gains or losses on investment securities and gains or losses on debt extinguishment.

Table 5: Noninterest Revenues

	Years Ended December 31,
(000’s omitted except ratios)	2023	2022	2021
Employee benefit services	$117,961	$115,408	$114,328
Insurance services	47,094	39,810	33,992
Wealth management services	31,941	31,667	33,240
Deposit service charges and fees	28,921	33,970	28,721
Debit interchange and ATM fees	25,768	26,578	25,657
Mortgage banking	595	390	1,772
Other banking revenues	14,688	10,946	8,508
Subtotal	266,968	258,769	246,218
Loss on sales of investment securities	(52,329)	0	0
Gain on debt extinguishment	242	0	0
Unrealized (loss) gain on equity securities	(47)	(44)	17
Total noninterest revenues	$214,834	$258,725	$246,235
Noninterest revenues/total revenues	32.9%	38.1%	39.7%
Operating noninterest revenues/operating revenues (FTE basis, non-GAAP) (1)	37.9%	38.1%	39.7%
(1)	For purposes of this ratio operating noninterest revenues, a non-GAAP measure, excludes loss on sales of investment securities, gain on debt extinguishment and unrealized gain (loss) on equity securities. Operating revenues, a non-GAAP measure, is defined as net interest income on a FTE basis excluding acquired non-PCD loan accretion plus noninterest revenues, excluding loss on sales of investment securities, gain on debt extinguishment and unrealized gain (loss) on equity securities. See Table 20 for Reconciliation of GAAP to Non-GAAP measures.

As displayed in Table 5, total noninterest revenues decreased $43.9 million, or 17.0%, to $214.8 million in 2023 as compared to 2022 primarily due to a $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities in connection with a strategic balance sheet repositioning executed during the first quarter of 2023 to provide the Company with greater flexibility in managing interest-earning asset growth and funding mix. Total noninterest revenues, excluding loss on sales of investment securities, unrealized gain (loss) on equity securities and gain on debt extinguishment, increased $8.2 million, or 3.2%, to $267.0 million in 2023 as compared to 2022. The increase was comprised of increases in insurance services revenues, employee benefit services revenues and wealth management services revenues, partially offset by a decrease in banking noninterest revenues. Noninterest revenues, excluding unrealized gain (loss) on equity securities, increased $12.6 million, or 5.1%, to $258.8 million in 2022 as compared to 2021. The increase was comprised of increases in banking noninterest revenues, insurance services revenues and employee benefit services revenues, partially offset by a decrease in wealth management services revenues.

Noninterest revenues as a percent of total revenues (defined as net interest income plus noninterest revenues) was 32.9% in 2023, down from 38.1% in 2022. Noninterest revenues as a percent of operating revenues (FTE basis), a non-GAAP measure, were 37.9% in 2023, down from 38.1% in the prior year. The current year decrease was due to a 4.0% increase in adjusted net interest income (FTE basis) driven by a higher net interest margin and strong organic loan growth, while operating noninterest revenues increased by the 3.2% mentioned above. The decrease in this ratio from 39.7% in 2021 to 38.1% in 2022 was due to a 12.4% increase in adjusted net interest income (FTE basis) driven by significant interest-earning asset growth and a higher net interest margin, while operating noninterest revenues increased by the 5.1% mentioned above.

A portion of the Company’s noninterest revenues is comprised of the wide variety of fees earned from general banking services provided through the branch network, digital banking channels, mortgage banking and other banking services, which totaled $70.0 million in 2023, a decrease of $1.9 million, or 2.7%, from the prior year. The decrease was driven by decreases in deposit service charges and fees ($5.0 million) and debit interchange and ATM fees ($0.8 million), partially offset by increases in other banking revenues ($3.7 million) and mortgage banking revenues ($0.2 million). The decrease in deposit service charges and fees was reflective of the Company’s implementation of certain deposit fee changes, including the elimination of nonsufficient and unavailable funds fees on personal accounts late in the fourth quarter of 2022. Debit interchange and ATM fees were unfavorably impacted by fluctuations in annual card-related promotional income, while other banking revenues benefitted from incremental revenues from the first quarter 2023 acquisition of Axiom.

Fees from general banking services were $71.9 million in 2022, an increase of $7.2 million, or 11.2%, from 2021. The increase was driven by increases in deposit service charges and fees ($5.3 million), other banking revenues ($2.4 million) and debit interchange and ATM fees ($0.9 million), partially offset by a decrease in mortgage banking revenues ($1.4 million). The aforementioned increases were reflective of higher levels of transaction activity driven by continued post-pandemic economic recovery along with incremental revenues resulting from the addition of new deposit relationships from the Elmira acquisition in 2022, while the decrease in mortgage banking revenues was primarily driven by a decline in the fair value of mortgage servicing rights.

As disclosed in Table 5, noninterest revenue from financial services (revenues from employee benefit services, wealth management services and insurance services) increased $10.1 million, or 5.4%, in 2023 to $197.0 million. In 2023, financial services revenues accounted for 74% of total noninterest revenues, excluding loss on sales of investment securities, unrealized loss on equity securities and gain on debt extinguishment, as compared to 72% in 2022.

Employee benefit services generated revenue of $118.0 million in 2023 that reflected growth of $2.6 million, or 2.2%, primarily related to new business and a year-over-year increase in the total participants under administration, along with a modest increase from market appreciation. These factors drove a $17.3 billion increase in ending employee benefit trust assets to $124.8 billion for the employee benefit services segment in 2023 as compared to 2022. Employee benefit services generated revenue of $115.4 million in 2022 that reflected growth of $1.1 million, or 0.9%, over 2021 revenues reflective of a full year of incremental revenues from the third quarter of 2021 acquisition of FBD as well as increases in employee benefit trust and custodial fees despite the negative impact of market-related headwinds. Employee benefit trust assets within the Company’s employee benefit services segment decreased $12.8 billion to $107.5 billion at the end of 2022 as compared to 2021 due primarily to the impact of lower financial market valuations at the end of 2022.

Insurance services revenues increased $7.3 million, or 18.3%, in 2023 driven primarily by a strong premium market and organic expansion, along with growth resulting from acquisitions between the periods. Insurance services revenues increased $5.8 million, or 17.1%, in 2022 attributable to a full year of incremental revenues from the first quarter of 2022 acquisitions of three insurance agencies, the third quarter of 2021 acquisition of TGA and the second quarter 2021 acquisition of NuVantage, as well as organic expansion.

Wealth management services revenues increased $0.3 million, or 0.9%, in 2023 as more favorable investment market conditions drove increases in assets under management between the periods. Assets under management within the wealth management businesses increased $1.4 billion to $8.7 billion at December 31, 2023 as compared to one year earlier, a new quarter-end record. Wealth management services revenues decreased $1.5 million, or 4.7%, in 2022 primarily driven by more challenging investment market conditions during that year. Reflective of these conditions, assets under management within the Company’s wealth management services segment were $7.3 billion at the end of 2022, down $1.2 billion from year-end 2021.

Noninterest Expenses

As shown in Table 6, noninterest expenses of $472.7 million in 2023 were $48.4 million, or 11.4%, higher than 2022, reflective of an accrual associated with the expected settlement of a threatened collective and class action matter, an increase in salaries and employee benefits, primarily driven by merit and market-related increases in employee wages, higher employee medical expenses and certain executive retirement expenses, as well as increases in other expenses, acquisition-related contingent consideration adjustment, data processing and communications expenses, business development and marketing expenses, legal and professional fees, restructuring expenses and occupancy and equipment expenses. These increases were partially offset by decreases in acquisition expenses and amortization of intangible assets. The increase in other expenses included the impact of a higher FDIC insurance base assessment rate, a FDIC special assessment and elevated fraud losses.

Noninterest expenses in 2022 increased $36.1 million, or 9.3%, from 2021 to $424.3 million, primarily reflective of an increase in salaries and employee benefits driven by increases in merit-related employee compensation and staffing increases due to organic growth and acquisitions, as well as an increase in data processing and communications expenses associated with the continued investment in new customer interface and operational support technologies and acquisition expenses related to the integration of the Elmira acquisition. Other expenses also increased, driven primarily by additional travel, legal and professional fees and business development and marketing expenses, in part due to business activity expanding post pandemic.

Noninterest expenses as a percent of average assets for 2023 was 3.10%, an increase of 37 basis points from 2.73% in 2022 and 48 basis points higher than 2.62% in 2021. Operating expenses (excluding acquisition expenses, acquisition-related contingent consideration adjustment, restructuring expenses, litigation accrual and amortization of intangible assets) as a percent of average assets (a non-GAAP measure) for 2023 was 2.95%, an increase of 35 basis points from 2.60% in 2022 and 43 basis points higher than 2.52% in 2021. The increase in these ratios for 2023 was due to a 11.4% increase in noninterest expenses and a 10.8% increase in operating expenses (excluding acquisition expenses, acquisition-related contingent consideration adjustment, restructuring expenses, litigation accrual and amortization of intangible assets), while average assets declined by 2.1%, primarily due to the sales and maturities of certain lower-yielding available-for-sale investment securities. The increases in these ratios for 2022 was due to a 9.3% increase in noninterest expenses and an 8.3% increase in operating expenses (excluding acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual and amortization of intangible assets), while average assets grew by 4.9%, primarily due to strong organic loan growth and the Elmira acquisition, which was muted by significant declines in the market value of available-for-sale investment securities due to a major upward movement in market interest rates.

The GAAP efficiency ratio expresses the level of noninterest expenses as a percentage of total revenues (net interest income plus total noninterest revenues). The Company also utilizes the operating efficiency ratio, a non-GAAP measure, which is a performance measurement tool widely used by banks, and is defined by the Company as operating expenses (excluding acquisition expenses, acquisition-related contingent consideration adjustment, restructuring expenses, litigation accrual and amortization of intangible assets) divided by operating revenues (fully tax-equivalent net interest income plus noninterest revenue, excluding acquired non-PCD loan accretion, loss on sales of investment securities, unrealized gain (loss) on equity securities and gain on debt extinguishment). Lower ratios correlate to better operating efficiency.

The 2023 GAAP efficiency ratio of 72.5% increased 10.0 percentage points from the 2022 GAAP efficiency ratio as noninterest expenses increased 11.4% while total revenues decreased 4.0% primarily as a result of the loss on sales of investment securities in connection with the Company’s first quarter balance sheet repositioning. The 2022 GAAP efficiency ratio of 62.5% was consistent with the GAAP efficiency ratio for 2021 as noninterest expenses increased in proportion to total revenues. The 2023 non-GAAP efficiency ratio of 63.5% was 4.0 percentage points higher than the 2022 non-GAAP efficiency ratio of 59.5% as the 10.8% increase in operating expenses, as defined above, grew at a faster pace than the 3.8% increase in operating revenues, as defined above, comprised of a 4.0% increase in adjusted net interest income and a 3.2% increase in adjusted noninterest revenues. The 2022 non-GAAP efficiency ratio of 59.5% was 0.7 percentage points lower than the 2021 non-GAAP efficiency ratio of 60.2% as the 9.5% increase in operating revenues, comprised of a 12.4% increase in adjusted net interest income and a 5.1% increase in adjusted noninterest revenues, grew at a faster pace than the 8.3% increase in operating expenses, as defined above. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Table 6: Noninterest Expenses

	Years Ended December 31,
(000’s omitted)	2023	2022	2021
Salaries and employee benefits	$281,803	$257,339	$241,501
Data processing and communications	57,585	54,099	51,003
Occupancy and equipment	42,550	42,413	41,240
Amortization of intangible assets	14,511	15,214	14,051
Legal and professional fees	15,921	14,018	11,723
Business development and marketing	15,731	13,095	9,319
Acquisition-related contingent consideration adjustment	3,280	(300)	200
Acquisition expenses	63	5,021	701
Restructuring expenses	1,163	0	0
Litigation accrual	5,800	0	(100)
Other	34,278	23,369	18,500
Total noninterest expenses	$472,685	$424,268	$388,138
Noninterest expenses/average assets	3.10%	2.73%	2.62%
Operating expenses(1) /average assets (non-GAAP)	2.95%	2.60%	2.52%
Efficiency ratio (GAAP)	72.5%	62.5%	62.5%
Operating efficiency ratio (non-GAAP)(2)	63.5%	59.5%	60.2%
(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual and amortization of intangible assets. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Operating efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in footnote (1) above divided by net interest income on a FTE basis excluding acquired non-PCD loan accretion plus noninterest revenues excluding loss on sales of investment securities, gain on debt extinguishment and unrealized gain (loss) on equity securities. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Salaries and employee benefits increased $24.5 million, or 9.5%, in 2023, driven by merit and market-related increases in employee wages, higher employee medical expenses and certain executive retirement expenses. There was a net decrease in full-time equivalent employees during 2023, primarily due to the impact of the fourth quarter 2023 retail workforce optimization, which resulted in $1.2 million of related severance payments recognized as restructuring expenses. Salaries and employee benefits increased $15.8 million, or 6.6%, in 2022, driven by increases in merit-related employee compensation and a net increase in full-time equivalent employees between the periods, including the impact of staff added in conjunction with the Elmira acquisition. Total full-time equivalent staff at the end of 2023 was 2,669 compared to 2,803 at December 31, 2022 and 2,743 at the end of 2021.

Total non-personnel, noninterest expenses, excluding acquisition-related expenses, restructuring expenses and litigation accrual, increased $18.4 million, or 11.3%, in 2023, reflective of increases in other expenses, data processing and communications expenses, business development and marketing expenses, legal and professional fees and occupancy and equipment expenses, partially offset by a decrease in amortization of intangible assets. Other expenses were up $10.5 million, or 66.8%, in 2023 primarily driven by higher FDIC insurance expenses due to a higher base assessment rate and a $1.5 million accrual for a special assessment, the impact of elevated fraud losses and a reduced pension-related benefit. The Company is investing in additional technology to enhance its detection and prevention of customer payment-related fraud. The increase in data processing and communications expenses is reflective of the Company’s continued investment in customer-facing and back-office digital technologies. Business development and marketing expenses increased due to the Company’s investment in digital marketing initiatives and higher levels of targeted advertisements intended to generate deposit inflows. Legal and professional fees were up primarily as a result of legal fees associated with various matters. Occupancy and equipment expenses increased due to inflationary pressures, partially offset by the effects of branch consolidations undertaken in 2022 and 2023.

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

Acquisition-related expenses for 2023 totaled $3.3 million, primarily comprised of acquisition-related contingent consideration adjustments associated with potential future contingent consideration payments for the FBD and TGA acquisitions completed in 2021.

Acquisition-related expenses for 2022 totaled $4.7 million, comprised of $5.0 million associated with the Elmira acquisition that was completed during the second quarter and a $0.3 million benefit from acquisition-related contingent consideration associated with potential future payments for the FBD and TGA acquisitions completed in 2021.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective taxing authorities, plus the impact of deferred tax items. Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 118. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective income tax rate for 2023 was 21.6%, compared to 21.7% in 2022 and 21.4% in 2021. The decrease in the effective income tax rate for 2023 compared to the effective tax rate for 2022 is primarily attributable to a decrease in pre-tax income driven by the loss on investment security sales recognized in the first quarter of 2023. The increase in the effective income tax rate for 2022, compared to the effective tax rate for 2021, is primarily attributable to lower levels of tax benefits related to stock-based compensation activity.

Shareholders’ Equity and Regulatory Capital

Shareholders’ equity ended 2023 at $1.70 billion, up $146.2 million, or 9.4%, from the end of 2022. This increase reflects net income of $131.9 million, stock-based compensation of $9.3 million, the issuance of shares through employee stock plans of $1.0 million and a decrease in accumulated other comprehensive loss of $129.5 million, partially offset by common stock dividends declared of $95.5 million and common stock repurchased of $30.0 million. The change in accumulated other comprehensive loss was primarily driven by $125.4 million of other comprehensive income related to the Company’s available-for-sale investment portfolio, including a net decrease in the after-tax market value adjustment on the available-for-sale investment portfolio due to movements in medium to long-term interest rates, as well as the volume and rates associated with the security purchases, sales and maturities that occurred in 2023 and the recognition of the loss on sales of available-for-sale investment securities related to the Company’s first quarter balance sheet repositioning. The change in accumulated other comprehensive loss also reflected a positive $4.1 million adjustment in the overfunded status of the Company’s employee retirement plans. Shares outstanding decreased by 0.4 million during the year due to the repurchase of 580,938 shares during 2023, partially offset by share issuances under employee stock plans and deferred compensation arrangements.

Shareholders’ equity ended 2022 at $1.55 billion, down $549.1 million, or 26.1%, from the end of 2021. This decrease reflects a $635.8 million increase in accumulated other comprehensive loss, common stock dividends declared of $93.9 million and common stock repurchased of $16.4 million. These decreases were partially offset by net income of $188.1 million, stock-based compensation of $7.7 million and issuance of shares through employee stock plans of $1.2 million. The change in accumulated other comprehensive income was comprised of a $620.0 million increase in net unrealized losses in the Company’s available-for-sale investment portfolio (including unrealized losses prior to the transfer of a portion of securities from available-for-sale to held-to-maturity) and a negative $15.8 million adjustment in the overfunded status of the Company’s employee retirement plans. Excluding accumulated other comprehensive income in both 2022 and 2021, shareholders’ equity increased by $86.7 million, or 4.0%. Shares outstanding decreased by 0.1 million during the year due to the repurchase of 0.3 million shares during 2022, partially offset by share issuances under employee stock plans and deferred compensation arrangements.

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

The Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of December 31, 2023 and 2022. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer as of December 31, 2023 and 2022, the Company and the Bank must maintain:

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

As of December 31, 2023, and 2022, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of December 31, 2023, 2022 and 2021, the regulatory capital ratios for the Company and Bank are presented in Table 7 below.

Table 7: Regulatory Ratios

	December 31, 2023		December 31, 2022		December 31, 2021
	Community Bank	Community	Community Bank	Community	Community Bank	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.34%	7.70%	8.79%	7.26%	9.09%	7.26%
Common equity tier 1 capital ratio	14.75%	12.11%	15.71%	12.86%	18.60%	14.92%
Tier 1 risk-based capital ratio	14.76%	12.11%	15.71%	12.86%	18.60%	14.92%
Total risk-based capital ratio	15.46%	12.82%	16.40%	13.56%	19.28%	15.62%

The Company’s tier 1 leverage ratio, a primary measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” increased 55 basis points from the prior year to end the year at 9.34%. This was the result of tier 1 capital increasing by 1.5% from the prior year, as the impact of net earnings retention outweighed share repurchases during the year while adjusted quarterly average assets (excludes investment market value adjustment and goodwill and intangible assets net of related deferred tax liabilities) decreased 4.5%, primarily due to a decrease in investment securities balances resulting from sales and maturities throughout the year. For additional financial information on the Company’s regulatory capital, refer to Note O – Regulatory Matters in the Notes to Consolidated Financial Statements. The shareholders’ equity-to-assets ratio was 10.92% at the end of 2023 compared to 9.80% at the end of 2022. The increase was due to shareholders’ equity increasing by 9.4% driven primarily by the $129.4 million decrease in accumulated other comprehensive loss related to the Company’s investment securities portfolio, while assets decreased 1.8%, driven primarily by sales and maturities of certain investment securities in 2023. The tangible equity-to-assets ratio, a non-GAAP and regulatory reporting measure, was 5.75% at the end of 2023 versus 4.64% one year earlier. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures. The increase was due to tangible common shareholders’ equity increasing by 21.6% in 2023 primarily due to the aforementioned $129.4 million decrease in accumulated other comprehensive loss related to the Company’s investment portfolio, while tangible assets decreased 1.8% from the prior year reflective of the sales and maturities of certain investment securities in 2023. The Company manages organic and acquired growth in a manner that enables it to continue to maintain and grow its capital base over time and maintain its ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2023 of $95.5 million represented an increase of 1.7% over the prior year. This growth was a result of a $0.04 increase in dividends per share for the year, partially offset by a slight decrease in outstanding shares. Dividends per share for 2023 of $1.78 represents a 2.3% increase from $1.74 in 2022, a result of quarterly dividends per share increasing from $0.43 to $0.44 in the third quarter of 2022 and from $0.44 to $0.45 in the third quarter of 2023. The 2023 increase in quarterly dividends marked the 31st consecutive year of dividend increases for the Company. The dividend payout ratio for 2023 was 72.4% compared to 49.9% in 2022, and 48.3% in 2021. The dividend payout ratio increased during 2023 as dividends declared increased 1.7% while net income decreased 29.9% from 2022, primarily driven by the loss on sales of investment securities recognized in the first quarter of 2023.

The Company’s ability to pay dividends to its shareholders is subject to laws and regulations imposing restrictions on the amount of dividends that may be declared and paid. Dividend payments by the Company are dependent on a number of factors, including earnings and financial conditions, and are subject to the limitations referred to in Note O: Regulatory Matters.

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

Given the uncertain nature of the Company’s customers’ demands, as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the FRB. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary sources of funds are deposits, which were $12.93 billion at December 31, 2023. The primary sources of non-deposit funds are customer repurchase agreements, FHLB or FRB overnight advances and other FHLB term borrowings. At December 31, 2023, there were $304.6 million of customer repurchase agreements, $53.0 million of overnight borrowings and $407.6 million of FHLB term borrowings outstanding.

The Company’s primary sources of available liquidity include cash and cash equivalents, borrowing capacity at the FHLB and FRB, as well as net unpledged investment securities that could be liquidated, subject to market conditions, or used to collateralize additional funding. Table 8 below details the available sources of liquidity at December 31, 2023. In addition, there was $25.0 million available in an unsecured line of credit with a correspondent bank at year end. The Company’s sources of immediately available liquidity of $4.83 billion at the end of 2023 represent over 200% of the Company’s estimated uninsured deposits (deposits in excess of FDIC limits), net of collateralized and intercompany deposits (“net estimated uninsured deposits”), estimated to be approximately $2.18 billion.

Table 8: Sources of Liquidity

(000's omitted)	2023
Cash and cash equivalents	$190,962
FHLB borrowing capacity	1,370,085
FRB borrowing capacity	1,106,806
Net unpledged investment securities	2,165,590
Total sources of liquidity	$4,833,443

Net estimated uninsured deposits	$2,184,635
Total sources of liquidity/net estimated uninsured deposits	221%

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of December 31, 2023, this ratio was 11.5% for 30-days and 10.2% for 90-days, excluding the Company’s capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

To measure intermediate risk over the next twelve months, the Company reviews a sources and uses projection. As of December 31, 2023, there is sufficient liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed for various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of December 31, 2023 indicate the Company has sufficient sources of liquidity for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of growth in interest-earning assets and interest-bearing liabilities for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system which disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors (the “Board”) and the Company’s ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis. Triggers within the plan and liquidity risk monitor are not by themselves definitive indicators of insufficient liquidity, but rather a mechanism for management to monitor conditions and possibly provide advance warning which could avert or reduce the impact of a crisis. Liquidity triggers are set based on a variety of factors, including Company history, trends, and current operating performance, industry observations, and, as warranted, changes in internal and external economic factors. Indicators include: core liquidity and funding needs such as the core basic surplus, unencumbered securities to average assets, and free FHLB and FRB loan collateral to average assets; heightened funding needs indicators such as average loans to average deposits, average public and nonpublic deposits to total funding, and average borrowings to total funding; capital at risk indicators including regulatory ratios; asset quality indicators; and decrease in funds availability indicators which are a combination of internal and external factors such as increased restrictions on borrowing or downturns in the credit market. The Company has established three risk levels for these liquidity triggers that inform the response based on the severity of the circumstances. Responses vary from an assessment of possible funding deficiencies with no impact on normal business operations to immediate action required due to impending funding problems. For more information regarding the risk factor associated with the possibility of a funding crisis, refer to the discussion under the heading “Item 1A. Risk Factors” beginning on page 15.

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2023 are summarized as follows:

Table 9: Intangible Assets

		Additions /
	Balance at	Adjustments /			Balance at
(000’s omitted)	December 31, 2022	Transfers	Amortization	Impairment	December 31, 2023
Banking Segment
Goodwill	$732,088	$510	$0	$0	$732,598
Core deposit intangibles	12,304	0	4,145	0	8,159
Other intangibles	0	1,176	218	0	958
Total Banking Segment	744,392	1,686	4,363	0	741,715
Employee Benefit Services Segment
Goodwill	85,384	0	0	0	85,384
Other intangibles	33,411	(76)	6,452	0	26,883
Total Employee Benefit Services Segment	118,795	(76)	6,452	0	112,267
All Other Segment
Goodwill	24,369	3,045	0	0	27,414
Other intangibles	15,281	5,006	3,696	0	16,591
Total All Other Segment	39,650	8,051	3,696	0	44,005

Total	$902,837	$9,661	$14,511	$0	$897,987

Intangible assets at the end of 2023 totaled $898.0 million, a decrease of $4.8 million from the prior year due to $14.5 million of amortization during the year, partially offset by the addition of $3.6 million of goodwill and $6.1 million of other intangibles arising from acquisition activity. The additional goodwill and other intangibles recorded in 2023 resulted from the OneGroup, Wealth Partners and Bank acquisitions during 2023. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill at December 31, 2023 totaled $845.4 million, comprised of $732.6 million related to banking acquisitions and $112.8 million arising from the acquisition of financial services businesses. Goodwill is subject to periodic impairment analysis to determine whether the carrying value of the identified businesses exceeds their fair value, which would necessitate a write-down of goodwill. The Company completed its quantitative goodwill impairment analyses as of October 1, 2023 and determined that no adjustments were necessary for the banking or financial services businesses. The impairment analyses were based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires the selection of discount rates that reflect the current return characteristics of the market in relation to present risk-free interest rates, estimated equity market premiums and company-specific performance and risk indicators. The Company determined that the inputs, assumptions and conclusions reached were appropriate for the purpose of the current year quantitative analysis. The Company performed a qualitative assessment for evaluating impairment of goodwill and other intangibles for 2022, including assessments of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events and changes in share price, as well as analyzing previous quantitative goodwill impairment analyses performed as of December 31, 2021. The Company determined that the inputs, assumptions and conclusions reached remained appropriate for the purpose of the 2022 qualitative analysis, and as no impairment was noted during the qualitative analyses, a quantitative analysis for 2022 was not necessary. Furthermore, during 2023, 2022 and 2021, the Company also performed a quarterly analysis to determine if triggering events occurred that would necessitate an interim qualitative or quantitative assessment of goodwill or other intangible impairment. No triggering event or impairment was noted during these interim analyses.

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

Loans

Gross loans outstanding of $9.70 billion as of December 31, 2023 increased $895.2 million, or 10.2%, compared to December 31, 2022, driven by increases in all loan categories due to net organic growth. The loan-to-deposit ratio was 75.1% as of December 31, 2023 compared to 67.7% at December 31, 2022. The increase in the loan-to-deposit ratio was driven by the aforementioned organic loan growth while ending deposits decreased $84.2 million, or 0.6%. Gross loans outstanding of $8.81 billion as of December 31, 2022 increased $1.44 billion, or 19.5%, compared to December 31, 2021, driven by increases in all loan categories due to net organic growth and the Elmira acquisition, despite an $83.8 million decrease in PPP loans. Excluding loans acquired in connection with the Elmira acquisition and PPP loans, ending loans increased $1.08 billion, or 14.9%, between 2021 and 2022.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2018 and 2023 was 9.1%. The greatest overall expansion occurred in business lending, which grew at an 11.2% CAGR, followed by consumer indirect at a 9.5% CAGR, consumer mortgage at an 8.0% CAGR, home equity at a 2.9% CAGR and consumer direct at a 0.7% CAGR. The vast majority of the overall growth over the five-year period was organic.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified. Approximately 58% of loans outstanding at the end of 2023 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis while 42% of loans outstanding at the end of 2023 were associated with business lending.

The combined total of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and vehicle dealer floor plan financing is characterized as the Company’s business lending activity. The total business lending portfolio increased $438.7 million, or 12.0%, in 2023 due to net organic growth. Non-owner occupied commercial real estate increased $279.5 million, or 19.5%, multifamily increased $135.0 million, or 27.9%, and owner-occupied commercial real estate increased $30.4 million, or 4.2%, while business non-real estate loans, including commercial and industrial lending, decreased $6.1 million, or 0.6%, during 2023 as compared to the prior year period. While certain macroeconomic concerns are emerging related to non-owner occupied and multifamily commercial real estate, the Company’s exposure to this portfolio is diverse both geographically and by industry type, and remains relatively low at 15% of total assets, 24% of total loans and 193% of total bank-level regulatory capital. Commercial real estate lending represents 75.5% of the total business lending portfolio at December 31, 2023 while other commercial and industrial lending represents the remaining 24.5% of total business lending. The Company’s largest non-owner occupied commercial real estate lending concentration by property type is multifamily at 15.2% of total business lending, followed by office and commercial construction each at 8.4%. The Company’s largest owner-occupied and commercial and industrial lending concentration by industry is retail trade at 7.3% of total business lending, followed by real estate rental and leasing at 7.0%, and health care and social assistance at 4.1%. These demonstrate the Company’s diversity in the lending portfolio, as there are no significant industry or geographic concentrations, as reflected by no metropolitan area accounting for more than 14% of the CRE portfolio and a very low level of commercial real estate lending being conducted in major metropolitan areas. See Table 10 below for concentrations of CRE lending by borrower type and Table 11 below for concentrations of CRE by property location.

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

The following table presents the concentration by borrower type of the Company’s commercial real estate (“CRE”) loan balances as of December 31, 2023:

Table 10: Concentrations of CRE Lending by Borrower Type

	Amortized	Percentage of
(000’s omitted, except percentages)	Cost	Total
Multifamily and non-owner occupied CRE by property type:
Multifamily	$619,794	20.0%
Commercial Construction	342,926	11.1%
Office	342,881	11.1%
Lodging	315,066	10.2%
Retail	262,545	8.5%
Other Lessors of CRE	244,986	7.9%
Warehouse/Industrial	129,022	4.2%
Nursing/Assisted Living	60,925	2.0%
Residential Construction	4,480	0.1%
All Other	8,367	0.4%
Total multifamily and non-owner occupied CRE	2,330,992	75.5%

Owner-occupied CRE by industry:
Retail Trade	220,379	7.1%
Health Care and Social Assistance	91,032	3.0%
Real Estate Rental and Leasing	78,931	2.6%
Other Services	72,325	2.3%
Manufacturing	54,178	1.8%
Agriculture and Forestry	52,546	1.7%
Arts, Entertainment and Recreation	46,386	1.5%
Accommodation and Food Services	40,101	1.3%
Wholesale Trade	23,975	0.8%
Construction	16,162	0.5%
Transportation and Warehousing	11,385	0.4%
Professional, Scientific and Technical Services	9,244	0.3%
Educational Services	4,684	0.2%
All Other	31,446	1.0%
Total owner occupied CRE	752,774	24.5%

Total CRE	$3,083,766	100.0%

The following table presents the geographic concentrations of the Company’s CRE loan balances by property location as of December 31, 2023:

Table 11: Concentrations of CRE by Property Location

					Non-owner occupied
	Multifamily CRE		Owner occupied CRE		CRE		Total CRE
		Percentage		Percentage		Percentage		Percentage
(000’s omitted,	Amortized	of Total	Amortized	of Total	Amortized	of Total	Amortized	of Total
except percentages)	Cost	CRE	Cost	CRE	Cost	CRE	Cost	CRE
Metropolitan Statistical Area (“MSA”):
Albany-Schenectady-Troy, NY	$52,006	1.7%	$90,177	2.9%	$267,913	8.7%	$410,096	13.3%
Burlington, VT	156,418	5.1%	44,862	1.5%	144,620	4.7%	345,900	11.3%
Rochester, NY	24,797	0.8%	75,958	2.5%	148,831	4.8%	249,586	8.1%
Syracuse, NY	12,453	0.4%	73,836	2.4%	143,448	4.7%	229,737	7.5%
Buffalo, NY	34,294	1.1%	44,939	1.5%	147,422	4.8%	226,655	7.4%
Scranton Wilkes-Barre, PA	61,461	2.0%	46,802	1.5%	101,553	3.3%	209,816	6.8%
Utica-Rome, NY	41,126	1.3%	38,689	1.3%	48,585	1.6%	128,400	4.2%
Ithaca, NY	33,810	1.1%	8,365	0.3%	23,552	0.8%	65,727	2.2%
Glens Falls, NY	44,922	1.5%	2,524	0.1%	11,884	0.4%	59,330	2.0%
All Other MSA NY(1)(2)	44,269	1.4%	40,915	1.3%	98,807	3.2%	183,991	5.9%
All Other MSA PA(1)(2)	9,668	0.3%	45,611	1.5%	93,013	3.0%	148,292	4.8%
All Other MSA(1)	23,355	0.8%	28,407	0.9%	220,789	7.2%	272,551	8.9%

Non-MSAs:
NY	53,550	1.7%	156,934	5.1%	210,085	6.8%	420,569	13.6%
All Other Non-MSA	27,665	0.8%	54,755	1.7%	50,696	1.5%	133,116	4.0%

Total	$619,794	20.0%	$752,774	24.5%	$1,711,198	55.5%	$3,083,766	100.0%
(1)	The MSAs within these captions are individually less than 2% of total CRE exposure.
(2)	The MSAs within these captions include certain counties in adjacent states with a high degree of economic and social integration to the respective core city in New York or Pennsylvania.

The consumer mortgage portfolio is comprised of fixed (96%) and adjustable rate (4%) residential lending. Consumer mortgages increased $272.5 million, or 9.0%, between the end of 2022 and the end of 2023, driven by organic growth, and includes the impact of selling $6.1 million of consumer mortgage production in the secondary market. Over the past year, the Company produced net organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, recruitment of additional mortgage loan originators and proactive business development efforts. Home equity loans increased $12.5 million, or 2.9%, between the end of 2022 and the end of 2023, in part a result of lower levels of consumer mortgage refinancing-related payoffs and paydowns in the higher interest rate environment.

Consumer mortgages increased $456.4 million, or 17.9%, between the end of 2021 and the end of 2022, driven by organic growth and $271.4 million of loans acquired from Elmira, and includes the impact of selling $5.3 million of consumer mortgage production in the secondary market. In addition to the Elmira acquisition, the Company experienced net organic growth in the consumer mortgage segment due to refinancing activities in late 2021 and early 2022, combined with the Company’s competitive product offerings and business development efforts and comparatively stable housing market conditions in the Company’s primary markets. Home equity loans increased $35.9 million, or 9.0%, between the end of 2021 and 2022, driven by the same factors as consumer mortgage loans noted above.

Consumer installment loans, both those originated directly in the branches (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $171.4 million, or 10.0%, from one year ago, including a $163.8 million, or 10.6%, increase in consumer indirect loans and $7.6 million, or 4.3%, increase in consumer direct loans. The increase was primarily due to the Company offering competitive pricing, benefitting from reduced participation by certain competitors and capturing an increased share of the solid sales volumes that existed in its market area and dealer network, which, combined with higher vehicle sales prices, resulted in significant growth in the Company’s consumer installment portfolio. During 2022, consumer installment loans increased $373.7 million, or 27.8%, from one year ago, including a $349.9 million, or 29.4%, increase in consumer indirect loans and $23.8 million, or 15.5%, increase in consumer direct loans, reflective of the same factors noted above along with the impact of $12.5 million of consumer direct loans and $9.4 million of consumer indirect loans acquired from Elmira. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans have historically provided attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

As shown in Table 12, 76.3% of the Company’s loan portfolio is tied to fixed interest rates while 23.7% is tied to floating or adjustable interest rates. In addition, 17.1% of the Company’s loan portfolio matures in one year or less, 41.3% matures between one to five years, 33.3% matures between five and 15 years, and 8.3% matures after 15 years. The following table shows the maturities and type of interest rates for loans as of December 31, 2023:

Table 12: Maturity Distribution of Loans (1)

	Maturing in	Maturing After	Maturing After
	One Year or	One but Within	Five but Within	Maturing After
(000’s omitted)	Less	Five Years	Fifteen Years	Fifteen Years	Total
CRE - Multifamily
Fixed interest rates	$18,818	$119,700	$205,488	$391	$344,397
Floating or adjustable interest rates	34,100	111,402	123,142	6,753	275,397
Total	$52,918	$231,102	$328,630	$7,144	$619,794

CRE - owner occupied
Fixed interest rates	$28,560	$124,649	$166,278	$1,028	$320,515
Floating or adjustable interest rates	59,527	195,203	163,789	13,740	432,259
Total	$88,087	$319,852	$330,067	$14,768	$752,774

CRE - non-owner occupied
Fixed interest rates	$98,604	$367,306	$403,925	$0	$869,835
Floating or adjustable interest rates	252,917	372,190	203,740	12,516	841,363
Total	$351,521	$739,496	$607,665	$12,516	$1,711,198

Commercial & industrial and other business loans
Fixed interest rates	$177,923	$280,543	$73,646	$1,801	$533,913
Floating or adjustable interest rates	261,257	125,919	71,993	7,548	466,717
Total	$439,180	$406,462	$145,639	$9,349	$1,000,630

Consumer mortgage
Fixed interest rates	$242,682	$826,662	$1,378,284	$711,321	$3,158,949
Floating or adjustable interest rates	9,071	38,216	61,105	17,677	126,069
Total	$251,753	$864,878	$1,439,389	$728,998	$3,285,018

Consumer indirect
Fixed interest rates	$379,481	$1,185,858	$138,071	$30	$1,703,440

Consumer direct
Fixed interest rates	$56,797	$117,471	$10,585	$3	$184,856
Floating or adjustable interest rates	52	12	309	0	373
Total	$56,849	$117,483	$10,894	$3	$185,229

Home equity
Fixed interest rates	$27,651	$103,422	$136,322	$23,188	$290,583
Floating or adjustable interest rates	8,678	38,752	93,551	14,951	155,932
Total	$36,329	$142,174	$229,873	$38,139	$446,515

Total loans	$1,656,118	$4,007,305	$3,230,228	$810,947	$9,704,598

(1)Scheduled repayments are reported in the maturity category in which the payment is due.

Asset Quality

The Company places a loan on nonaccrual status when the loan becomes 90 days past due, or sooner if management concludes collection of principal and interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection. Nonperforming loans, defined as nonaccruing loans and accruing loans 90 days or more past due, ended 2023 at $54.6 million. This represents an increase of $21.2 million from $33.4 million in nonperforming loans at the end of 2022. The ratio of nonperforming loans to total loans at December 31, 2023 of 0.56% increased 18 basis points from the prior year’s level. The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO increased to 0.57% at year-end 2023, up 19 basis points from one year earlier. At December 31, 2023, OREO consisted of 21 residential properties with a total value of $1.1 million and one commercial property with a value of $0.1 million. This compares to seven residential properties with a total value of $0.5 million at December 31, 2022. The increase in OREO for 2023 as compared to 2022 was primarily driven by the Company working through a backlog of foreclosures that arose due to pandemic-related moratoriums that were lifted. The increases in nonperforming loans, the ratio of nonperforming loans to total loans and the ratio of nonperforming assets to total loans plus OREO were primarily attributable to an increase in nonaccrual business lending loan balances driven largely by the performance of loans associated with four customers. The Company has reviewed these individually assessed loans and recorded a reserve for one loan as it was determined that the discounted collateral value exceeded the loan balance on all other individually assessed loans.

Approximately 56% of the nonperforming loan balances at December 31, 2023 are related to the consumer mortgage portfolio. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. Although high levels of inflation has had some adverse impact on consumers, the unemployment rate remains low and this has contributed to the credit performance in the consumer mortgage loan portfolio remaining favorable. Approximately 37% of nonperforming loan balances at December 31, 2023 are related to the business lending portfolio, which is comprised of business loans broadly diversified by collateral and industry type. Of the nonperforming loans in the business lending portfolio, non-owner occupied commercial real estate represents 88% of the balances, owner-occupied commercial real estate represents 10% of the balances, and other commercial and industrial loans represents 2% of the balances. There are no nonperforming multifamily loans. The level of nonperforming business loans increased from the prior year primarily due to changes in the financial conditions and loan repayment performance of four business lending relationships. The remaining 7% of nonperforming loan balances relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors identified for consumer mortgages. Nonperforming loan levels in the consumer installment category are typically very low in comparison to the other portfolios because they are generally charged off before they reach non-performing status, and consequently the increase in the amount of non-performing consumer installment loans at the end of 2023 as compared to one year earlier was nominal. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 122% at the end of 2023 compared to 183% at year-end 2022 and 110% at December 31, 2021. The decrease in this ratio from one year ago was primarily driven by the increase in nonperforming business loans previously mentioned.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, ended 2023 at 1.06% of total loans outstanding, compared to 0.89% at the end of 2022. There was an increase in delinquencies for all loan portfolios for 2023 as compared to 2022. As of year-end 2023, delinquency ratios for business lending, consumer installment loans, consumer mortgages and home equity loans were 0.61%, 1.20%, 1.49%, and 1.42%, respectively. Within the business lending loan portfolio, the delinquency ratios at December 31, 2023 for non-owner occupied commercial real estate was 1.18%, owner-occupied commercial real estate was 0.46%, other commercial and industrial loans was 0.12% and there were no delinquent multifamily loans. These ratios compare to the year-end 2022 delinquency rates for business lending, consumer installment loans, consumer mortgages and home equity loans of 0.40%, 1.07%, 1.32%, and 1.35%, respectively. Within the business lending loan portfolio, the delinquency ratios at December 31, 2022 for non-owner occupied commercial real estate was 0.49%, owner-occupied commercial real estate was 0.73%, other commercial and industrial loans was 0.21% and there were no delinquent multifamily loans. Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their seasonal characteristics and measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer time period. The average quarter-end delinquency ratio for total loans in 2023 was 0.88%, as compared to an average of 0.80% in 2022, and 1.20% in 2021.

The Company’s senior management, special asset officers and business lending management review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted. Based on this analysis, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.

This plan could include foreclosure, restructuring loans, issuing demand letters or other actions. The Company’s larger criticized credits are also reviewed on a quarterly basis by senior management, senior credit administration management, special assets officers and business lending management to monitor their status and discuss relationship management plans. Business lending management reviews the criticized business loan portfolio on a monthly basis.

The Company will occasionally modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, payment delay, interest rate reduction or a combination thereof. As of December 31, 2023, the Company had five loans totaling $2.4 million that were considered to be modified loans to borrowers experiencing financial difficulty.

Prior to the adoption of ASU 2022-02 on January 1, 2023, loans were considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes one or more concessions to the borrower that it would not otherwise consider. These modifications primarily include, among others, an extension of the term of the loan or granting a period with reduced or no principal and/or interest payments, which can be recaptured through payments made over the remaining term of the loan or at maturity. As of December 31, 2022, the Company had 62 loans totaling $2.5 million considered to be nonaccruing TDRs and 132 loans totaling $3.2 million considered to be accruing TDRs.

Allowance for credit losses and loan net charge-off ratios for the past two years are as follows:

Table 13: Loan Ratios

	Years Ended December 31,
	2023	2022
Allowance for credit losses/total loans	0.69%	0.69%
Allowance for credit losses/nonperforming loans	122%	183%
Nonaccrual loans/total loans	0.50%	0.33%
Allowance for credit losses/nonaccrual loans	137%	209%
Net charge-offs to average loans outstanding:
Business lending	0.01%	(0.02)%
Consumer mortgage	0.02%	0.01%
Consumer indirect	0.22%	0.25%
Consumer direct	0.65%	0.26%
Home equity	0.02%	(0.02)%
Total loans	0.06%	0.04%

Total net charge-offs in 2023 were $5.8 million, $2.5 million more than the prior year due to an increase in net charge-offs in the business lending, consumer mortgage, consumer installment and home equity portfolios. Net charge-offs in 2022 of $3.3 million were $0.5 million more than the prior year due to an increase in net charge-offs in the consumer installment portfolio, partially offset by decreases in net charge-offs in business lending, consumer mortgage, and home equity.

Due to the significant increases in average loan balances over time as a result of acquisitions and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers the most meaningful representation of charge-off trends. The total net charge-off ratio of 0.06% for 2023 was two basis points higher than the ratios from 2022 and 2021. Gross charge-offs as a percentage of average loans were 0.14% in 2023, as compared to 0.13% in 2022, and 0.12% in 2021, evidence of management’s continued focus on maintaining conservative underwriting standards. Recoveries were $7.1 million in 2023, representing 61% of average gross charge-offs for the latest two years, compared to 73% in 2022 and 62% in 2021, reflective of the continued effectiveness of the Company’s repossession and disposition capabilities.

Business loan net charge-offs increased in 2023, totaling $0.3 million, for a net charge-off ratio of 0.01% of average business loans outstanding, compared to a net recovery of $0.5 million, or 0.02% of average business loans outstanding, for 2022. Consumer installment loan net charge-offs increased to $4.8 million this year from $3.7 million in 2022, with a net charge-off ratio of 0.26% in 2023 and 0.25% in 2022. Consumer mortgage net charge-offs increased to $0.6 million in 2023 compared to $0.3 million in 2022 with a net charge-off ratio of 0.02% and 0.01% in 2023 and 2022, respectively. Home equity had net charge-offs of $0.1 million, or 0.02%, in 2023 compared to net recoveries of $0.1 million, or 0.02%, in 2022.

Management continually evaluates the credit quality of the Company’s loan portfolio and conducts a formal review of the adequacy of the allowance for credit losses on a quarterly basis. The primary components of the review process that are used to determine proper allowance levels are collectively evaluated and individually assessed loan loss allocations. Measurement of individually assessed loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to repay. Business loans with outstanding balances that are greater than $0.5 million are individually assessed for specific loan loss allocations. Consumer mortgages, consumer installment and home equity loans are considered smaller balance homogeneous loans and are evaluated collectively. The Company considers qualifying loans to require an individually assessment when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

Management estimates the allowance for credit losses balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected future credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, delinquency level, risk ratings or term of loans as well as actual and forecasted macroeconomic trends, including unemployment rates and changes in property values such as home prices, commercial real estate prices and automobile prices, gross domestic product, median household income net of inflation and other relevant factors in comparison to longer-term performance. Multiple economic scenarios are utilized to encompass a range of economic outcomes and include baseline, upside and downside forecasts, which are weighted in the calculation. The segments of the Company’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. In addition to these risk characteristics, the Company considers the portion of acquired loans to the overall segment balance, the change in the volume and terms of originations, differences between the losses incurred in the period used for quantitative modeling and a longer timeframe that includes the Great Recession of 2008 (the “Great Recession”), as well as recent delinquency, charge-off and risk rating trends compared to historical time periods. The Company measures the allowance for credit losses using either the cumulative loss rate method, the line loss method, or the vintage loss rate method, dependent on the loan portfolios’ characteristics. The allowance for credit losses level computed from the collectively evaluated and individually assessed loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for credit losses to be reflected on the consolidated statements of condition. The provision for credit losses is calculated by subtracting the previous period allowance for credit losses, net of the interim period net charge-offs, from the current required allowance level. This provision is then recorded in the income statement for that period. Members of senior management and the Board’s Audit Committee review the adequacy of the allowance for credit losses quarterly.

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

As of December 31, 2023, the net purchase discount related to the $1.05 billion of remaining non-PCD acquired loan balances was approximately $20.7 million, or 1.98% of that portfolio.

The allowance for credit losses increased to $66.7 million at the end of 2023 from $61.1 million as of year-end 2022. During 2023, economic forecasts remained stable and the Company experienced organic loan growth, which drove the increase in the allowance for credit losses. The Company recorded a provision for credit losses of $11.2 million during 2023. Excluding $3.9 million of acquisition-related provision for credit losses in 2022 from the Elmira acquisition, the current year provision for credit losses increased $0.3 million from the prior year, due to the same factors that drove the increase in the allowance for credit losses noted above. While certain national trends are emerging related to commercial real estate, in particular the office sector, the Company determined that its exposure is primarily located in geographical areas that show stable or increasing demand and have vacancy rates below the national average. The Company has also performed internal reviews of its commercial real estate portfolio, which includes a review of the type of collateral, the status of the loan, office commercial real estate-specific balances, percent of total capital, levels of delinquencies, charge-offs, nonperforming loans and classified and criticized loans, and weighted average risk ratings. Based on these reviews, management determined that the commercial real estate loan portfolio was performing in line with expectations. Refer to Note D: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

The allowance for credit losses increased to $61.1 million at the end of 2022 from $49.9 million as of year-end 2021. During 2022, economic forecasts weakened as high inflation and interest rate increases dampened economic activity. While unemployment remained low, the national market experienced a slowdown in home price appreciation and a decline in automobile prices and new pressures on commercial real estate as well. Inflation put pressure on wages and reduced disposable income for consumers nationally. The Company recorded a provision for credit losses of $14.8 million during 2022 with $3.9 million attributable to the Elmira acquisition. The increase was a result of organic loan growth and the Elmira acquisition, combined with the weaker economic forecast.

The ratio of the allowance for credit losses to total loans of 0.69% for year-end 2023 was consistent with the ratio for year-end 2022, due primarily to the stable economic forecasts as noted previously and levels of charge-offs and delinquencies that have generally remained stable. The ratio at year-end 2022 was up one basis point from the ratio for year-end 2021 of 0.68%, due to the strong loan growth in higher allowance ratio portfolios such as indirect lending, as well as the weakening of the economic forecast during 2022. Management believes the year-end 2023 and 2022 allowance for credit losses to be adequate. The provision for credit losses as a percentage of average loans was 0.12% in 2023 as compared to 0.18% in 2022 and (0.12%) in 2021. The provision for credit losses was 193% of net charge-offs in 2023 versus 443% in 2022 and (310%) in 2021. The results in 2021 were driven by a net benefit in the provision for credit losses due to significant improvement of economic forecasts in the post-pandemic recovery and elevated collateral values.

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

Table 14: Allowance for Credit Losses by Loan Type

	2023		2022
	Allowance	Percent of	Allowance	Percent of
	for Credit	Total Loan	for Credit	Total Loan
(000’s omitted except for ratios)	Losses	Balances	Losses	Balances
Business lending	$26,854	42.1%	$23,297	41.4%
Consumer mortgage	15,333	33.9%	14,343	34.2%
Consumer indirect	18,585	17.5%	17,852	17.5%
Consumer direct	3,269	1.9%	2,973	2.0%
Home equity	1,628	4.6%	1,594	4.9%
Unallocated	1,000	0.0%	1,000	0.0%
Total	$66,669	100.0%	$61,059	100.0%

As demonstrated in Table 14, the consumer direct and indirect installment loan portfolios carry higher credit risk than the business lending, consumer mortgage and home equity portfolios and therefore the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at year-end 2023 was consistent with December 31, 2022. The changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management remained conservative in the approaches used to establish the overall allowance for credit losses. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable.

Funding Sources

The Company utilizes a variety of funding sources to support the interest-earning asset base as well as to achieve targeted growth objectives. Overall funding is comprised of three primary sources that possess a variety of maturity, stability and price characteristics: deposits of individuals, partnerships and corporations (nonpublic deposits), municipal deposits that are collateralized for amounts not covered by FDIC insurance (public funds), and external borrowings. The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years indicated:

Table 15: Average Deposits

	2023		2022		2021
	Average	Average	Average	Average	Average	Average
(000’s omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$3,848,261	0.00%	$4,106,029	0.00%	$3,748,577	0.00%
Interest checking deposits	3,055,443	0.42%	3,326,723	0.10%	3,130,079	0.04%
Savings deposits	2,365,379	0.25%	2,403,719	0.03%	2,152,191	0.03%
Money market deposits	2,351,005	1.43%	2,464,116	0.16%	2,313,412	0.06%
Time deposits	1,280,751	2.55%	928,990	0.76%	957,429	0.89%
Total deposits	$12,900,839	0.66%	$13,229,577	0.11%	$12,301,688	0.09%

As displayed in Table 15, average total deposits in 2023 decreased $328.7 million, or 2.5%, from the prior year, comprised of a $680.5 million, or 5.5%, decrease in non-time deposits, partially offset by a $351.8 million, or 37.9%, increase in time deposits. The decrease in average deposits and the change in deposit mix towards a higher time deposit balance was primarily due to higher customer expenditure levels in the inflationary environment and customers responding to changes in market interest rates by moving funds into higher yielding account types, as well as increased rate competition from other banks and non-depository financial institutions.

Average total deposits in 2022 increased $927.9 million, or 7.5%, from 2021 comprised of a $956.3 million, or 8.4%, increase in non-time deposits, partially offset by a $28.4 million, or 3.0%, decrease in time deposits. The increase in average deposits was primarily due to a full-year impact of large net inflows of funds from government stimulus and PPP programs in 2021 along with the addition of deposits from the Elmira acquisition during the second quarter of 2022. The Company acquired $522.3 million of deposits in the Elmira acquisition, including $356.5 million of non-time deposits and $165.8 million of time deposits. The cost of deposits, including non-interest checking deposit balances, increased two basis points from 0.09% in 2021 to 0.11% in 2022.

Nonpublic, non-time deposits are frequently considered to be an attractive source of funding because they are generally stable, do not need to be collateralized, carry a relatively low rate, generate fee income and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be cross-sold. The Company’s funding composition continues to benefit from a high level of nonpublic deposits, with an average balance of $11.42 billion, which, decreased $304.6 million, or 2.6%, from 2022, but remained at 89% of total average deposits, consistent with 2022. The Company continues to focus on expanding its core deposit relationship base through its competitive product offerings and high quality customer service.

Full-year average public fund deposits decreased $24.1 million, or 1.6%, during 2023 to $1.48 billion. Public fund deposit balances tend to be more volatile than nonpublic deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change from year to year. The Company is required to collateralize certain local municipal deposits in excess of FDIC coverage with marketable securities from its investment portfolio. Due to this stipulation, as well as the competitive bidding nature of municipal time deposits, management considers this funding source to share some of the same attributes as borrowings. However, the Company has many long-standing relationships with municipal entities throughout its markets and the deposits held by these customers have provided a relatively attractive and stable funding source over an extended period of time.

The mix of average deposits shifted as compared with the prior year as customers moved to higher yielding deposit accounts. Non-time deposits (noninterest checking, interest checking, savings and money markets) represented approximately 90% of the Company’s average deposit funding base in 2023 versus 93% last year, while time deposits this year represent approximately 10% of total average deposits compared to 7% in 2022. The cost of interest-bearing deposits of 0.94% in 2023 was 78 basis points higher than the 0.16% cost of interest-bearing deposits in 2022 as a result of the aforementioned deposit mix shift and increases in the average rates paid on interest checking, savings, money market and time deposits due to market conditions. The total cost of deposit funding, which includes noninterest-bearing deposit balances, was 0.66% in 2023, a 55 basis point increase from the prior year.

The remaining maturities of deposits in amounts of $250,000 or more (the FDIC insurance limit) outstanding as of December 31 are as follows:

Table 16: Maturity of Time Deposits $250,000 or More

(000’s omitted)	2023	2022
Less than three months	$52,330	$19,786
Three months to six months	111,117	16,294
Six months to one year	152,050	31,222
Over one year	132,492	61,779
Total	$447,989	$129,081

The Company’s deposit base is well diversified across customer segments, comprised of approximately 62% personal, 26% business and 12% municipal at December 31, 2023, and broadly dispersed among its customer base as illustrated by an average deposit account balance of under $20,000. At the end of 2023, more than 68% of the Company’s total deposits were in noninterest checking, interest checking and savings accounts. The total estimated amount of deposits that exceeded the $250,000 insured limit provided by the FDIC, net of collateralized and intercompany deposits, was approximately $2.18 billion at December 31, 2023. This amount is determined by adjusting the amounts reported in the Bank Call Report by intercompany deposits, which are not external customers and are therefore eliminated in consolidation, and municipal deposits which are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at December 31, 2023 are reported gross at $3.89 billion, which includes intercompany account balances of $345.3 million and collateralized deposits of $1.36 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of ending total deposits at December 31, 2023. These estimates are based on the determination of known deposit account balances of each depositor and the insurance guidelines provided by the FDIC.

Borrowing sources for the Company include the FHLB, Federal Reserve, other correspondent banks, as well as access to the brokered CD and repurchase markets through established relationships with business and municipal customers and primary market security dealers.

As shown in Table 16, year-end 2023 borrowings totaled $765.2 million, a decrease of $372.6 million from the $1.14 billion outstanding at the end of 2022 primarily due to a decrease in overnight borrowings of $715.4 million, a $42.1 million decrease in customer repurchase agreements and a $3.2 million decrease in subordinated notes payable, partially offset by an increase in other FHLB borrowings of $388.1 million from fixed rate FHLB term borrowings secured in the third and fourth quarters of 2023 in part to support the funding of continued loan growth. The decrease in total borrowings was a result of the Company utilizing the proceeds from its first quarter investment securities sales and subsequent investment security maturities to pay down these borrowings. Borrowings averaged $631.4 million, or 4.7% of total funding liabilities for 2023, as compared to $498.9 million, or 3.6% of total funding liabilities for 2022. At the end of 2023, the Company had $359.6 million, or 47%, of contractual obligations that had remaining terms of one year or less which was lower than the $1.12 billion, or 98%, at the end of 2022, due to the decrease in overnight borrowings and a corresponding increase in term borrowings.

As displayed in Table 3 on page 45, the percentage of funding from deposits in 2023 was lower than the level in 2022, primarily due to the increase in average overnight borrowings and average term borrowings in 2023 that were needed to support the funding of strong loan growth. The percentage of average funding derived from deposits was 95.3% in 2023 as compared to 96.4% in 2022 and 97.7% in 2021. During 2023, average deposits decreased 2.5%, while average borrowings increased 26.5%.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 17: Borrowings

(000’s omitted)	2023	2022
Overnight borrowings	$53,000	$768,400
Securities sold under agreement to repurchase, short term	304,595	346,652
Other Federal Home Loan Bank borrowings	407,603	19,474
Subordinated notes payable (1)	0	3,249
Balance at end of period	$765,198	$1,137,775
(1)	Subordinated notes payable for 2022 includes $3.0 million in principal with the remaining carrying value related to a purchase accounting fair value adjustment.

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

During the first quarter of 2023, the Company sold $786.1 million in book value of available-for-sale U.S. Treasury and agency securities, recognizing $52.3 million of gross realized losses. The sales were completed in January and February 2023 as part of a strategic balance sheet repositioning and were unrelated to the negative developments in the banking industry that occurred in March 2023. The proceeds from these sales of $733.8 million were redeployed entirely toward paying off existing overnight borrowings.

The carrying value of the Company’s investment portfolio ended 2023 at $4.17 billion, a decrease of $1.15 billion, or 21.6%, from the end of 2022. The book value (excluding unrealized gains and losses) of the portfolio decreased $1.29 billion, or 22.1%, from December 31, 2022. The net unrealized loss on the available-for-sale investment portfolio was $381.6 million as of December 31, 2023, a decrease of $142.0 million from the $523.6 million unrealized loss at the end of 2022. This decrease is indicative of broader market shifts regarding the state of the economy and future interest rate levels. During 2023, the Company purchased $63.3 million of government agency mortgage-backed securities with an average yield of 5.84%, which the Company classified as held-to-maturity. Additionally, there was $39.5 million of net accretion on investment securities in 2023. The purchases and net accretion were more than offset by proceeds of $733.8 million from the sale of certain available-for-sale U.S. Treasury securities associated with the first quarter 2023 balance sheet repositioning and $598.0 million of investment maturities, calls and principal payments. The effective duration of the securities portfolio was 7.0 years at the end of 2023, as compared to 6.3 years at year end 2022.

The carrying value of the Company’s investment portfolio ended 2022 at $5.31 billion, an increase of $335.8 million, or 6.7%, from the end of 2021. The book value (excluding unrealized gains and losses) of the portfolio increased $813.6 million, or 16.2%, from December 31, 2021. The net unrealized loss on the available-for-sale investment portfolio was $523.6 million as of December 31, 2022, an increase of $477.7 million from the $45.9 million unrealized loss at the end of 2021. During 2022, the Company purchased $1.14 billion of U.S. Treasury and agency securities with an average yield of 1.62%, $41.6 million of government agency mortgage-backed securities with an average yield of 3.22% and $182.0 million of obligations of state and political subdivisions with an average yield of 3.94%. Included in the 2022 purchases was $11.3 million of available-for-sale securities acquired as part of the Elmira transaction. These additions were offset by $266.9 million of investment maturities, calls and principal payments and net accretion on investment securities of $20.6 million in 2022. The effective duration of the securities portfolio was 6.3 years at the end of 2022, as compared to 7.5 years at year end 2021.

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

The following table sets forth the carrying value for the Company’s investment securities portfolio:

Table 18: Investment Securities

(000’s omitted)	2023	2022
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,080,783	$3,243,537
Obligations of state and political subdivisions	474,363	504,297
Government agency mortgage-backed securities	348,526	384,633
Corporate debt securities	7,394	7,114
Government agency collateralized mortgage obligations	8,926	12,270
Total available-for-sale portfolio	2,919,992	4,151,851
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	1,109,101	1,079,695
Government agency mortgage-backed securities	63,073	0
Total held-to-maturity portfolio	1,172,174	1,079,695
Equity and other Securities:
Equity securities, at fair value	372	419
Federal Home Loan Bank common stock	32,526	47,497
Federal Reserve Bank common stock	33,568	31,144
Other equity securities, at adjusted cost	6,680	4,282
Total equity and other securities	73,146	83,342

Total investments	$4,165,312	$5,314,888

The following table sets forth as of December 31, 2023 the weighted-average yield of investment debt securities by maturity date and investment type:

Table 19: Weighted-Average Yield of Investment Debt Securities (1)

		Maturing	Maturing After		Total
	Maturing	After One Year	Five Years But	Maturing	Amortized
	Within One	But Within	Within Ten	After	Cost/Book
(000’s omitted, except yields)	Year or Less	Five Years	Years	Ten Years	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	0.46%	1.35%	1.91%	1.86%	$2,381,168
Obligations of state and political subdivisions(2)	2.18%	1.98%	2.70%	2.86%	502,879
Government agency mortgage-backed securities	2.21%	2.00%	2.31%	2.48%	400,062
Corporate debt securities	0.00%	0.00%	4.05%	0.00%	8,000
Government agency collateralized mortgage obligations	0.00%	1.89%	2.66%	2.41%	9,498
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	0.00%	0.00%	3.41%	3.75%	1,109,101
Government agency mortgage-backed securities	0.00%	0.00%	0.00%	5.87%	63,073
(1)	Weighted-average yields are an arithmetic computation of income (not fully tax-equivalent adjusted) divided by book balance; they may differ from the yield to maturity, which considers the time value of money.
(2)	Excluding the impact of $16.0 million in book value of qualified school construction bonds in the Company’s portfolio which earn income primarily through income tax credits, the weighted-average yield of obligations of state and political subdivisions maturing after one year but within five years is 2.47%.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 97 for recently issued accounting pronouncements applicable to the Company that have not yet been adopted.

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) adverse developments in the banking industry related to recent bank failures and the potential impact of such developments on customer confidence and regulatory responses to these developments; (2) current and future economic and market conditions, including the effects of changes in housing or vehicle prices, higher unemployment rates, disruptions in the commercial real estate market, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters and conflicts, and any changes in global economic growth; (3) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (4) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin including the possibility of a sudden withdrawal of the Company’s deposits due to rapid spread of information or disinformation regarding the Company’s well-being; (5) future provisions for credit losses on loans and debt securities; (6) changes in nonperforming assets; (7) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (8) risks related to credit quality; (9) inflation, interest rate, liquidity, market and monetary fluctuations; (10) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (11) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (12) changes in consumer spending, borrowing and savings habits; (13) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (14) the ability of the Company to maintain the security, including cybersecurity, of its financial, accounting, technology, data processing and other operating systems, facilities and data, including customer data; (15) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (16) failure of third parties to provide various services that are important to the Company’s operations; (17) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (18) the ability to maintain and increase market share and control expenses; (19) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities, capital requirements and other aspects of the financial services industry; (20) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (21) the outcome of pending or future litigation and government proceedings; (22) the effect of opening new branches to expand the Company’s geographic footprint, including the cost associated with opening and operating the branches and the uncertainty surrounding their success including the ability to meet expectations for future deposit and loan levels and commensurate revenues; (23) the effects of natural disasters could create economic and financial disruption; (24) other risk factors outlined in the Company’s filings with the SEC from time to time; and (25) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 20: GAAP to Non-GAAP Reconciliations

(000’s omitted)	2023	2022	2021
Income statement data
Pre-tax, pre-provision net revenue
Net income (GAAP)	$131,924	$188,081	$189,694
Income taxes	36,307	52,233	51,654
Income before income taxes	168,231	240,314	241,348
Provision for credit losses	11,203	14,773	(8,839)
Pre-tax, pre-provision net revenue (non-GAAP)	179,434	255,087	232,509
Acquisition expenses	63	5,021	701
Acquisition-related contingent consideration adjustment	3,280	(300)	200
Restructuring expenses	1,163	0	0
Loss on sales of investment securities	52,329	0	0
Gain on debt extinguishment	(242)	0	0
Litigation accrual	5,800	0	(100)
Unrealized loss (gain) on equity securities	47	44	(17)
Adjusted pre-tax, pre-provision net revenue (non-GAAP)	$241,874	$259,852	$233,293

Pre-tax, pre-provision net revenue per share
Diluted earnings per share (GAAP)	$2.45	$3.46	$3.48
Income taxes	0.67	0.96	0.95
Income before income taxes	3.12	4.42	4.43
Provision for credit losses	0.21	0.27	(0.16)
Pre-tax, pre-provision net revenue per share (non-GAAP)	3.33	4.69	4.27
Acquisition expenses	0.00	0.09	0.01
Acquisition-related contingent consideration adjustment	0.06	0.00	0.00
Restructuring expenses	0.02	0.00	0.00
Loss on sales of investment securities	0.97	0.00	0.00
Gain on debt extinguishment	0.00	0.00	0.00
Litigation accrual	0.11	0.00	0.00
Unrealized loss (gain) on equity securities	0.00	0.00	0.00
Adjusted pre-tax, pre-provision net revenue per share (non-GAAP)	$4.49	$4.78	$4.28

(000’s omitted)	2023	2022	2021
Net income
Net income (GAAP)	$131,924	$188,081	$189,694
Acquisition expenses	63	5,021	701
Tax effect of acquisition expenses	(13)	(1,091)	(150)
Subtotal (non-GAAP)	131,974	192,011	190,245
Loss on sales of investment securities	52,329	0	0
Tax effect of loss on sales of investment securities	(10,989)	0	0
Subtotal (non-GAAP)	173,314	192,011	190,245
Gain on debt extinguishment	(242)	0	0
Tax effect of gain on debt extinguishment	51	0	0
Subtotal (non-GAAP)	173,123	192,011	190,245
Acquisition-related contingent consideration adjustment	3,280	(300)	200
Tax effect of acquisition-related contingent consideration adjustment	(689)	65	(43)
Subtotal (non-GAAP)	175,714	191,776	190,402
Acquisition-related provision for credit losses	0	3,927	0
Tax effect of acquisition-related provision for credit losses	0	(853)	0
Subtotal (non-GAAP)	175,714	194,850	190,402
Unrealized loss (gain) on equity securities	47	44	(17)
Tax effect of unrealized loss (gain) on equity securities	(10)	(10)	4
Subtotal (non-GAAP)	175,751	194,884	190,389
Restructuring expenses	1,163	0	0
Tax effect of restructuring expenses	(244)	0	0
Subtotal (non-GAAP)	176,670	194,884	190,389
Litigation accrual	5,800	0	(100)
Tax effect of litigation accrual	(1,218)	0	21
Operating net income (non-GAAP)	181,252	194,884	190,310
Amortization of intangibles	14,511	15,214	14,051
Tax effect of amortization of intangibles	(3,047)	(3,307)	(3,007)
Subtotal (non-GAAP)	192,716	206,791	201,354
Acquired non-PCD loan accretion	(3,741)	(4,292)	(3,989)
Tax effect of acquired non-PCD loan accretion	786	933	854
Adjusted net income (non-GAAP)	$189,761	$203,432	$198,219

Return on average assets
Adjusted net income (non-GAAP)	$189,761	$203,432	$198,219
Average total assets	15,242,884	15,567,139	14,835,025
Adjusted return on average assets (non-GAAP)	1.24%	1.31%	1.34%

Return on average equity
Adjusted net income (non-GAAP)	$189,761	$203,432	$198,219
Average total equity	1,595,724	1,733,521	2,064,105
Adjusted return on average equity (non-GAAP)	11.89%	11.74%	9.60%

Net interest margin
Net interest income	$437,285	$420,630	$374,412
Total average interest-earning assets	14,078,061	14,548,665	13,393,383
Net interest margin	3.11%	2.89%	2.80%

(000's omitted)	2023	2022	2021
Income statement data (continued)
Net interest margin (FTE) (non - GAAP)
Net interest income	$437,285	$420,630	$374,412
Fully tax - equivalent adjustment	4,242	4,074	3,393
Fully tax - equivalent net interest income	441,527	424,704	377,805
Total average interest - earning assets	14,078,061	14,548,665	13,393,383
Net interest margin (FTE) (non - GAAP)	3.14%	2.92%	2.82%

Earnings per common share
Diluted earnings per share (GAAP)	$2.45	$3.46	$3.48
Acquisition expenses	0.00	0.09	0.01
Tax effect of acquisition expenses	0.00	(0.02)	0.00
Subtotal (non-GAAP)	2.45	3.53	3.49
Loss on sales of investment securities	0.97	0.00	0.00
Tax effect of loss on sales of investment securities	(0.21)	0.00	0.00
Subtotal (non - GAAP)	3.21	3.53	3.49
Gain on debt extinguishment	0.00	0.00	0.00
Tax effect of gain on debt extinguishment	0.00	0.00	0.00
Subtotal (non - GAAP)	3.21	3.53	3.49
Acquisition-related contingent consideration adjustment	0.06	0.00	0.00
Tax effect of acquisition-related contingent consideration adjustment	(0.01)	0.00	0.00
Subtotal (non-GAAP)	3.26	3.53	3.49
Acquisition-related provision for credit losses	0.00	0.07	0.00
Tax effect of acquisition-related provision for credit losses	0.00	(0.02)	0.00
Subtotal (non-GAAP)	3.26	3.58	3.49
Unrealized loss (gain) on equity securities	0.00	0.00	0.00
Tax effect of unrealized loss (gain) on equity securities	0.00	0.00	0.00
Subtotal (non-GAAP)	3.26	3.58	3.49
Restructuring expenses	0.02	0.00	0.00
Tax effect of restructuring expenses	0.00	0.00	0.00
Subtotal (non-GAAP)	3.28	3.58	3.49
Litigation accrual	0.11	0.00	0.00
Tax effect of litigation accrual	(0.03)	0.00	0.00
Operating earnings per share (non-GAAP)	3.36	3.58	3.49
Amortization of intangibles	0.27	0.28	0.26
Tax effect of amortization of intangibles	(0.06)	(0.06)	(0.06)
Subtotal (non-GAAP)	3.57	3.80	3.69
Acquired non-PCD loan accretion	(0.07)	(0.08)	(0.07)
Tax effect of acquired non-PCD loan accretion	0.01	0.02	0.02
Diluted adjusted net earnings per share (non-GAAP)	$3.51	$3.74	$3.64

Noninterest operating revenues
Noninterest revenues (GAAP)	$214,834	$258,725	$246,235
Loss on sales of investment securities	52,329	0	0
Gain on debt extinguishment	(242)	0	0
Unrealized loss (gain) on equity securities	47	44	(17)
Total adjusted noninterest revenues (non-GAAP)	$266,968	$258,769	$246,218

(000’s omitted)	2023	2022	2021
Noninterest operating expenses
Noninterest expenses (GAAP)	$472,685	$424,268	$388,138
Amortization of intangibles	(14,511)	(15,214)	(14,051)
Acquisition expenses	(63)	(5,021)	(701)
Acquisition-related contingent consideration adjustment	(3,280)	300	(200)
Restructuring expenses	(1,163)	0	0
Litigation accrual	(5,800)	0	100
Total adjusted noninterest expenses (non-GAAP)	$447,868	$404,333	$373,286

Efficiency ratio - GAAP
Noninterest expenses (GAAP) – numerator	$472,685	$424,268	$388,138
Net interest income (GAAP)	$437,285	$420,630	$374,412
Noninterest revenues (GAAP)	214,834	258,725	246,235
Total revenues (GAAP) – denominator	$652,119	$679,355	$620,647
Efficiency ratio (GAAP)	72.5%	62.5%	62.5%

Operating efficiency ratio – non-GAAP
Operating expenses (non-GAAP) - numerator	$447,868	$404,333	$373,286
Fully tax-equivalent net interest income	$441,527	$424,704	$377,805
Noninterest revenues	214,834	258,725	246,235
Acquired non-PCD loan accretion	(3,741)	(4,292)	(3,989)
Unrealized loss (gain) on equity securities	47	44	(17)
Loss on sales of investment securities	52,329	0	0
Gain on debt extinguishment	(242)	0	0
Operating revenues (non-GAAP) - denominator	$704,754	$679,181	$620,034
Operating efficiency ratio (non-GAAP)	63.5%	59.5%	60.2%

Balance sheet data
Total assets
Total assets (GAAP)	$15,555,753	$15,835,651	$15,552,657
Intangible assets	(897,987)	(902,837)	(864,335)
Deferred taxes on goodwill and intangible assets	45,198	46,130	44,160
Total tangible assets (non-GAAP)	$14,702,964	$14,978,944	$14,732,482

Total common equity
Shareholders’ equity (GAAP)	$1,697,937	$1,551,705	$2,100,807
Intangible assets	(897,987)	(902,837)	(864,335)
Deferred taxes on goodwill and intangible assets	45,198	46,130	44,160
Total tangible common equity (non-GAAP)	$845,148	$694,998	$1,280,632

Shareholders' equity-to-assets ratio
Total shareholders' equity (GAAP) - numerator	$1,697,937	$1,551,705	$2,100,807
Total assets (GAAP) - denominator	$15,555,753	$15,835,651	$15,552,657
Shareholders' equity-to-assets ratio (GAAP)	10.92%	9.80%	13.51%

Tangible equity-to-assets ratio
Total tangible common equity (non-GAAP) - numerator	$845,148	$694,998	$1,280,632
Total tangible assets (non-GAAP) - denominator	$14,702,964	$14,978,944	$14,732,482
Tangible equity-to-assets ratio (non-GAAP)	5.75%	4.64%	8.69%

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 88.6% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 11.2% of the total portfolio, of which, 96.2% carry a minimum rating of A-. The remaining 0.2% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity over the short and long term time horizons is an important component of the Company’s asset/liability management process, which is governed by guidelines established in the policies reviewed and approved annually by the Company’s Board. The Board delegates responsibility for carrying out the policies to the ALCO, which meets each month. The committee is made up of the Company’s senior management, corporate finance and risk personnel as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources. As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation. This begins with the development of a base case scenario, which projects net interest income (“NII”) over the next twelve month period. The base case scenario NII may increase or decrease significantly from quarter to quarter reflective of changes during the most recent quarter in the Company’s: (i) earning assets and liabilities balances, (ii) composition of earning assets and liabilities, (iii) earning asset yields, (iv) cost of funds and (v) various model assumptions including loan and time deposit spreads and core deposit betas, as well as current market interest rates, including the slope of the yield curve and projected changes in the slope of the yield curve over the twelve month period. The direction of interest rates, the slope of the yield curve, the modeled changes in deposit balances and the cost of funds, including, the Company’s deposit and funding betas are not easily predicted in the current market environment, and therefore, a wide variety of strategic balance sheet and treasury yield curve scenarios are modeled on an ongoing basis.

The following reflects the Company’s estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using December 31, 2023 as a starting point.
●	The model assumes the Company’s average deposit balances will increase approximately 1.0% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 5.6% over the next twelve months, largely due to forecasted loan growth.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.
●	The model assumes no additional investment security purchases over the next twelve months. Investment cash inflows will be used to pay down overnight borrowings and fund loan growth.

In the rising/falling rates scenarios, the prime rate, federal funds, and treasury curve rates are assumed to move up/down in a parallel manner by the amounts listed below over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at December 31, 2023	income at December 31, 2023
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(16,149)	(3.6)%
+100 basis points	$(8,563)	(1.9)%
-100 basis points	$5,960	1.3%
-200 basis points	$8,527	1.9%

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Bank System, Inc. are contained on pages 78 through 147 of this item.

•	Consolidated Statements of Condition,

December 31, 2023 and 2022

•	Consolidated Statements of Income,

Years ended December 31, 2023, 2022, and 2021

•	Consolidated Statements of Comprehensive Income,

Years ended December 31, 2023, 2022, and 2021

•	Consolidated Statements of Changes in Shareholders’ Equity,

Years ended December 31, 2023, 2022, and 2021

•	Consolidated Statements of Cash Flows,

Years ended December 31, 2023, 2022, and 2021

•	Notes to Consolidated Financial Statements,

December 31, 2023

•	Management’s Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands, Except Share Data)

	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$190,962	$209,896
Available-for-sale investment securities includes pledged securities that can be sold or repledged of $598,873 and $466,902, respectively (cost of $3,301,607 and $4,675,474, respectively)	2,919,992	4,151,851
Held-to-maturity securities (fair value of $1,121,816 and $1,034,795, respectively)	1,172,174	1,079,695
Equity and other securities (cost of $72,275 and $82,424, respectively)	73,146	83,342

Loans	9,704,598	8,809,394
Allowance for credit losses	(66,669)	(61,059)
Loans, net of allowance for credit losses	9,637,929	8,748,335

Goodwill	845,396	841,841
Core deposit intangibles, net	8,159	12,304
Other intangibles, net	44,432	48,692
Goodwill and intangible assets, net	897,987	902,837

Premises and equipment, net	173,418	160,778
Accrued interest and fees receivable	54,534	52,613
Other assets	435,611	446,304

Total assets	$15,555,753	$15,835,651

Liabilities:
Noninterest-bearing deposits	$3,638,527	$4,140,617
Interest-bearing deposits	9,289,594	8,871,691
Total deposits	12,928,121	13,012,308

Overnight borrowings	53,000	768,400
Securities sold under agreement to repurchase, short-term	304,595	346,652
Other Federal Home Loan Bank borrowings	407,603	19,474
Subordinated notes payable	0	3,249
Accrued interest and other liabilities	164,497	133,863
Total liabilities	13,857,816	14,283,946

Commitments and contingencies (See Note M)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,372,292 and 54,190,201 shares issued, respectively	54,372	54,190
Additional paid-in capital	1,060,289	1,050,231
Retained earnings	1,188,869	1,152,452
Accumulated other comprehensive loss	(556,892)	(686,439)
Treasury stock, at cost (1,045,232 shares including 120,556 shares held by deferred compensation arrangements at December 31, 2023, and 452,952 shares including 135,437 shares held by deferred compensation arrangements at December 31, 2022)	(55,592)	(26,485)
Deferred compensation arrangements (120,556 shares at December 31, 2023 and 135,437 shares at December 31, 2022)	6,891	7,756
Total shareholders’ equity	1,697,937	1,551,705

Total liabilities and shareholders’ equity	$15,555,753	$15,835,651

See accompanying notes to consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2023	2022	2021
Interest income:
Interest and fees on loans	$445,167	$335,075	$308,355
Interest and dividends on taxable investments	82,368	95,371	68,607
Interest and dividends on nontaxable investments	13,853	13,283	10,458
Total interest income	541,388	443,729	387,420

Interest expense:
Interest on deposits	85,337	15,044	11,631
Interest on borrowings	18,766	8,055	1,377
Total interest expense	104,103	23,099	13,008

Net interest income	437,285	420,630	374,412
Provision for credit losses	11,203	14,773	(8,839)
Net interest income after provision for credit losses	426,082	405,857	383,251

Noninterest revenues:
Deposit service fees	63,062	66,850	59,212
Mortgage banking	595	390	1,772
Other banking services	6,315	4,644	3,674
Employee benefit services	117,961	115,408	114,328
Insurance services	47,094	39,810	33,992
Wealth management services	31,941	31,667	33,240
Loss on sales of investment securities	(52,329)	0	0
Gain on debt extinguishment	242	0	0
Unrealized (loss) gain on equity securities	(47)	(44)	17
Total noninterest revenues	214,834	258,725	246,235

Noninterest expenses:
Salaries and employee benefits	281,803	257,339	241,501
Data processing and communications	57,585	54,099	51,003
Occupancy and equipment	42,550	42,413	41,240
Amortization of intangible assets	14,511	15,214	14,051
Legal and professional fees	15,921	14,018	11,723
Business development and marketing	15,731	13,095	9,319
Litigation accrual	5,800	0	(100)
Acquisition expenses	63	5,021	701
Acquisition-related contingent consideration adjustment	3,280	(300)	200
Restructuring expenses	1,163	0	0
Other expenses	34,278	23,369	18,500
Total noninterest expenses	472,685	424,268	388,138

Income before income taxes	168,231	240,314	241,348
Income taxes	36,307	52,233	51,654
Net income	$131,924	$188,081	$189,694

Basic earnings per share	$2.45	$3.48	$3.51
Diluted earnings per share	$2.45	$3.46	$3.48

See accompanying notes to consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years Ended December 31,
	2023	2022	2021

Pension and other post retirement obligations:
Amortization of actuarial losses (gains) included in net periodic pension cost and (increase) decrease in unrecognized actuarial (gain) loss, gross	$4,774	$(21,587)	$17,443
Tax effect	(1,162)	5,243	(4,192)
Amortization of actuarial losses (gains) included in net periodic pension cost and (increase) decrease in unrecognized actuarial (gain) loss, net	3,612	(16,344)	13,251

Amortization of prior service cost included in net periodic pension cost, gross	641	678	200
Tax effect	(156)	(165)	(48)
Amortization of prior service cost included in net periodic pension cost, net	485	513	152

Other comprehensive income (loss) related to pension and other post retirement obligations, net of taxes	4,097	(15,831)	13,403

Net unrealized gains (losses) on investment securities:
Net unrealized holding gains (losses) on investment securities, gross	113,464	(818,890)	(166,007)
Tax effect	(27,629)	198,909	39,900
Net unrealized holding gains (losses) on investment securities, net	85,835	(619,981)	(126,107)

Reclassification adjustment for net losses included in net income, gross	52,329	0	0
Tax effect	(12,714)	0	0
Reclassification adjustment for net losses included in net income, net	39,615	0	0

Other comprehensive income (loss) related to unrealized gains (losses) on investment securities, net of taxes	125,450	(619,981)	(126,107)
Other comprehensive income (loss), net of tax	129,547	(635,812)	(112,704)
Net income	131,924	188,081	189,694
Comprehensive income (loss)	$261,471	$(447,731)	$76,990

	As of December 31,
	2023	2022	2021
Accumulated Other Comprehensive Loss By Component:
Unrealized loss for pension and other postretirement obligations	$(36,118)	$(41,533)	$(20,624)
Tax effect	8,914	10,232	5,154
Net unrealized loss for pension and other postretirement obligations	(27,204)	(31,301)	(15,470)

Unrealized loss on investment securities	(698,990)	(864,783)	(45,893)
Tax effect	169,302	209,645	10,736
Net unrealized loss on investment securities	(529,688)	(655,138)	(35,157)

Accumulated other comprehensive loss	$(556,892)	$(686,439)	$(50,627)

See accompanying notes to consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2021, 2022 and 2023

(In Thousands, Except Share Data)

					Accumulated
	Common Stock				Other		Deferred
	Shares	Amount	Additional	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Paid-in Capital	Earnings	(Loss)/Income	Stock	Arrangements	Total
Balance at December 31, 2020	53,593,127	$53,755	$1,025,163	$960,183	$62,077	$(6,198)	$9,127	$2,104,107
Net income				189,694				189,694
Other comprehensive loss, net of tax					(112,704)			(112,704)
Dividends declared:
Common, $1.70 per share				(91,591)				(91,591)
Common stock activity under employee stock plans	337,822	337	9,484					9,821
Stock-based compensation			6,334					6,334
Distribution of stock under deferred compensation arrangements	18,089		323			694	(1,017)	0
Treasury stock purchased	(70,991)					(5,106)	252	(4,854)
Balance at December 31, 2021	53,878,047	54,092	1,041,304	1,058,286	(50,627)	(10,610)	8,362	2,100,807
Net income				188,081				188,081
Other comprehensive loss, net of tax					(635,812)			(635,812)
Dividends declared:
Common, $1.74 per share				(93,915)				(93,915)
Common stock activity under employee stock plans	97,779	98	1,086					1,184
Stock-based compensation			7,738					7,738
Distribution of stock under deferred compensation arrangements	14,934		103			739	(842)	0
Treasury stock purchased	(253,511)					(16,614)	236	(16,378)
Balance at December 31, 2022	53,737,249	54,190	1,050,231	1,152,452	(686,439)	(26,485)	7,756	1,551,705
Net income				131,924				131,924
Other comprehensive loss, net of tax					129,547			129,547
Dividends declared:
Common, $1.78 per share				(95,507)				(95,507)
Common stock activity under employee stock plans	182,091	182	833					1,015
Stock - based compensation			9,269					9,269
Distribution of stock under deferred compensation arrangements	19,264		(44)			1,126	(1,082)	0
Treasury stock purchased	(611,544)					(30,233)	217	(30,016)
Balance at December 31, 2023	53,327,060	$54,372	$1,060,289	$1,188,869	$(556,892)	$(55,592)	$6,891	$1,697,937

See accompanying notes to consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$131,924	$188,081	$189,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,991	14,411	15,592
Amortization of intangible assets	14,511	15,214	14,051
Net amortization (accretion) on securities, loans and borrowings	5,838	(18,738)	(22,501)
Stock-based compensation	9,269	7,738	6,334
Gain on debt extinguishment	(242)	0	0
Provision for credit losses	11,203	14,773	(8,839)
Provision for deferred income taxes	(7,503)	1,309	7,989
Amortization of mortgage servicing rights	849	801	519
Loss on sales of investment securities	52,329	0	0
Unrealized loss (gain) on equity securities	47	44	(17)
Income from bank-owned life insurance policies	(2,412)	(2,147)	(2,012)
Net gain on sale of assets	(1,490)	(655)	(328)
Change in other assets and liabilities	1,106	(6,231)	2,064
Net cash provided by operating activities	228,420	214,600	202,546
Investing activities:
Proceeds from maturities, calls and paydowns of available-for-sale investment securities	597,823	262,256	423,738
Proceeds from maturities, calls and paydowns of held-to-maturity investment securities	208	0	0
Proceeds from maturities and redemptions of equity and other investment securities, net	14,945	4,683	2,946
Proceeds from sales of available-for-sale investment securities	733,789	0	0
Purchases of available-for-sale investment securities	0	(1,355,475)	(1,963,884)
Purchases of held-to-maturity investment securities	(63,284)	0	0
Purchases of equity and other securities	(4,796)	(35,303)	(353)
Net (increase) decrease in loans	(923,280)	(1,003,741)	49,929
Cash paid for acquisitions, net of cash acquired of $0, $84,988, and $541, respectively	(8,517)	(668)	(29,329)
Proceeds from sales of premises, equipment and other assets	7,473	2,432	201
Purchases of premises and equipment	(18,585)	(12,922)	(13,377)
Real estate limited partnership investments	0	(247)	(646)
Net cash provided by (used in) investing activities	335,776	(2,138,985)	(1,530,775)
Financing activities:
Net (decrease) increase in deposits	(84,187)	(421,155)	1,686,194
Net (decrease) increase in overnight borrowings	(715,400)	768,400	0
Net (decrease) increase in securities sold under agreement to repurchase, short-term	(42,058)	21,932	40,711
Proceeds from other Federal Home Loan Bank borrowings	400,000	0	0
Payments on and maturities of other Federal Home Loan Bank borrowings	(11,971)	(95)	(4,769)
Payments of contingent consideration for acquisitions	(1,214)	0	0
Payments on subordinated debt held by unconsolidated subsidiary trusts	0	0	(77,320)
Redemption of subordinated notes payable	(3,000)	0	0
Proceeds from the issuance of common stock	1,015	1,184	9,821
Purchases of treasury stock	(30,233)	(16,614)	(5,106)
Increase in deferred compensation agreements	217	236	252
Cash dividends paid	(95,102)	(93,387)	(91,051)
Withholding taxes paid on share-based compensation	(1,197)	(1,284)	(1,244)
Net cash (used in) provided by financing activities	(583,130)	259,217	1,557,488
Change in cash and cash equivalents	(18,934)	(1,665,168)	229,259
Cash and cash equivalents at beginning of year	209,896	1,875,064	1,645,805
Cash and cash equivalents at end of year	$190,962	$209,896	$1,875,064

Supplemental disclosures of cash flow information:
Cash paid for interest	$100,040	$23,402	$13,752
Cash paid for income taxes	41,661	57,131	41,531
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	24,168	23,762	23,235
Transfers from loans to other real estate	1,051	543	520
Transfers from premises and equipment, net to other assets	2,899	5,795	0
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	243	490,637	1,339
Fair value of liabilities assumed	18	543,541	1,164
Contingent consideration in exchange for acquired assets	1,450	0	2,900

See accompanying notes to consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community Bank System, Inc. (the “Company”) is a registered financial holding company which wholly-owns two significant consolidated subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”). As of December 31, 2023, BPAS owns five subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services. BPA owns one subsidiary, Fringe Benefits Design of Minnesota, Inc. (“FBD”), a provider of retirement plan administration and benefit consulting services. NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products. HB&T owns one subsidiary, Hand Securities Inc. (“HSI”), an introducing broker-dealer.

As of December 31, 2023, the Bank operated 193 full-service branches and 12 drive-thru only locations operating as Community Bank, N.A. throughout 42 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont and one county of Western Massachusetts, offering a range of commercial and retail banking services. The Bank owns the following operating subsidiaries: The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), OneGroup Wealth Partners, Inc. (“Wealth Partners”) and Oneida Preferred Funding II LLC (“OPFC II”). OneGroup is a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. PFC and OPFC II primarily act as investors in residential and commercial real estate activities. TMC provides cash management, investment, and treasury services to the Bank. CISI, Carta Group and Wealth Partners provide broker-dealer and investment advisory services. Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans and the carrying value of goodwill and other intangible assets, including the impact of acquired loan valuations. The impact of subsequent events on the consolidated financial statements has been considered, see Note U for further detail.

Certain reclassifications have been made to prior years’ balances to conform to the current year presentation.

The Company’s significant accounting policies are as follows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities (“VIE”) are legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entities to finance its activities without additional subordinated financial support. VIEs may be required to be consolidated by a company if it is determined the company is the primary beneficiary of a VIE. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company’s VIEs are described in more detail in Note R to the consolidated financial statements.

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

Deposit Service Fees

Deposit service fees consist of account activity fees, monthly service fees, overdraft fees, check orders, debit and credit card income, ATM fees, merchant services income and other revenues from processing wire transfers, bill pay service, cashier’s checks and foreign exchange. Debit and credit card income is primarily comprised of interchange fees earned at the time the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for deposit service fees is generally satisfied, and the related revenue recognized, when the services are rendered or the transaction has been completed. Payment for deposit service fees is typically received at the time it is assessed through a direct charge to customers’ accounts or on a monthly basis. Deposit service fees revenue relates to the Company’s Banking operating segment.

Other Banking Services

Other banking services consists of other recurring revenue streams such as commissions from sales of credit life insurance, safe deposit box rental fees, mortgage banking income, bank owned life insurance income, commissions and advisory fees on commercial real estate transactions, and other miscellaneous revenue streams. Commissions from the sale of credit life insurance are recognized at the time of sale of the policies. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Commercial real estate transaction commissions and advisory fees are recognized upon completion of the transaction. Mortgage banking income and bank owned life insurance income are not within the scope of Topic 606. Other banking services revenue relates to the Company’s Banking operating segment.

Employee Benefit Services

Employee benefit services income consists of revenue received from retirement plan services, collective investment fund services, fund administration, transfer agency, consulting and actuarial services. The Company’s performance obligation that relates to plan services are satisfied over time and the resulting fees are recognized monthly or quarterly, based upon the market value of the assets under management and the applicable fee rate or on a time expended basis. Payment is generally received a few days after month end or quarter end. The Company does not earn performance-based incentives. Transactional services such as consulting services, mailings, or other ad hoc services are provided to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. Employee benefit services revenue relates to the Company’s Employee Benefit Services operating segment.

Insurance Services

Insurance services primarily consists of commissions received on insurance product sales and consulting services. The Company acts in the capacity of a broker or agent between the Company’s customer and the insurance carrier. The Company’s performance obligation related to insurance sales for both property and casualty insurance and employee benefit plans is generally satisfied upon the later of the issuance or effective date of the policy. The Company’s performance obligation related to consulting services is considered transactional in nature and is generally satisfied when the services have been completed and related revenue recognized at a point in time. Payment is received at the time services are rendered. The Company earns performance based incentives, commonly known as contingency payments, which usually are based on certain criteria established by the insurance carrier such as premium volume, growth and insured loss ratios. Contingent payments are accrued for based upon management’s expectations for the year. Commission expense associated with sales of insurance products is expensed as incurred. Insurance services revenue relates to the Company’s All Other operating segment.

Wealth Management Services

Wealth management services income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company generally has two types of performance obligations related to these services. The Company’s performance obligation that relates to advisory and administration services are satisfied over time and the resulting fees are recognized monthly, based upon the market value of the assets under management and the applicable fee rate. Payment is generally received soon after month end or quarter end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Transactional services such as tax return preparation services, purchases and sales of investments and insurance products are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e. as incurred). Payment is generally received on a monthly basis. Wealth management services revenue relates to the Company’s All Other operating segment.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2023, $41.7 million of accounts receivable, including $8.1 million of unbilled fee revenue, and $0.8 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2022, $33.3 million of accounts receivable, including $8.8 million of unbilled fee revenue, and $1.1 million of unearned revenue was recorded in the consolidated statements of condition.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and highly liquid investments with original maturities of less than 90 days. The carrying amounts reported in the consolidated statements of condition for cash and cash equivalents approximate those assets’ fair values. As of December 31, 2023 and 2022, cash and cash equivalents reported in the consolidated statements of condition included cash due from banks of $11.5 million and $10.0 million, respectively. Cash due from banks may at times exceed federally insured limits.

Investment Securities

The Company can classify its investments in debt securities as held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. Available-for-sale debt securities are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of applicable income taxes. None of the Company’s investment securities have been classified as trading securities at December 31, 2023 or 2022.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the security structure, recent security collateral performance metrics, if applicable, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment about and expectations of future performance, and relevant independent industry research, analysis, and forecasts. This assessment involves a high degree of subjectivity and judgment that is based on the information available to management at a point in time. If this assessment indicates that a credit loss exists, the present value of the cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected from the security is less than the amortized cost basis of the security, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as a provision for credit losses in the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $14.4 million and $19.3 million at December 31, 2023 and 2022, respectively. Accrued interest receivable on held-to-maturity securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $5.0 million and $4.7 million at December 31, 2023 and 2022, respectively. These amounts are excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of allowance for credit losses. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs.

Mortgage loans held for sale are carried at fair value and are included in other assets on the consolidated statements of condition. Fair values for variable rate loans that reprice frequently are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

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

The Company places a loan on nonaccrual status when the loan becomes 90 days past due or sooner, if management concludes collection is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection. A loan may be placed on nonaccrual status earlier than 90 days past due if there is deterioration in the financial position of the borrower or if other conditions of the loan so warrant. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed against interest income and the amortization of nonrefundable loan fees and related direct costs is discontinued. Interest income during the period the loan is on nonaccrual status is recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when management determines that the borrower’s performance has improved and that both principal and interest are collectible. This generally requires a sustained period of timely principal and interest payments and a well-documented credit evaluation of the borrower’s financial condition.

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

Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected future credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, delinquency level, risk ratings or term of loans as well as actual and forecasted macroeconomic trends, such as unemployment rates and changes in property values including home prices, commercial real estate prices and automobile prices, gross domestic product, median household income net of inflation and other relevant factors in comparison to longer-term. Multiple economic scenarios are utilized to encompass a range of economic outcomes, including baseline, upside and downside forecasts, which are weighted in the calculation.

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:

●	Business lending is comprised of general purpose commercial and industrial loans including, but not limited to, agricultural-related and dealer floor plans, loans to not-for-profit enterprises, as well as mortgages on commercial property. The portfolio segment is further broken into portfolio classes based on risks associated with the collateral supporting the loans. This includes three classes of commercial real estate (“CRE”) loans and five classes of non-real estate business loans. Each class of business lending can also have different payment structures. Business lending loans are generally higher dollar loans and a large portion are risk rated at least annually.
●	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 to 30 years in contractual term, secured by first liens on real property. FICO credit scores are used to monitor higher risks related to this type of lending with the Company segmenting consumer mortgages into “FICO AB” and “FICO CDE”. FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 as compared to FICO CDE with FICO scores less than 720 and potentially higher risk.
●	Consumer indirect consists primarily of installment loans originated through selected dealerships and are generally secured by automobiles, marine and other recreational vehicles. Collateral securing the loans was used to further disaggregate this portfolio as charge-offs can vary depending on the purpose of the loan. Non-auto loans often have longer terms, and generally have higher risk due to declines in collateral value given the nature of the property.
●	Consumer direct consists of all other loans to consumers such as personal installment loans and check credit lines of credit.
●	Home equity products are installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

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

Loan Portfolio Segment	Loan Portfolio Class	Allowance for Credit Losses Methodology
Business lending	CRE multi family	Cumulative loss rate
Business lending	CRE non-owner occupied	Cumulative loss rate
Business lending	CRE owner occupied	Cumulative loss rate
Business lending	Commercial and industrial loans	Vintage loss rate
Business lending	Commercial and industrial lines of credit	Line loss
Business lending	Municipal	Cumulative loss rate
Business lending	Other business	Cumulative loss rate
Business lending	Paycheck Protection Program	Cumulative loss rate
Consumer mortgage	Consumer mortgage FICO AB	Cumulative loss rate
Consumer mortgage	Consumer mortgage FICO CDE	Cumulative loss rate
Consumer indirect	Indirect new auto	Vintage loss rate
Consumer indirect	Indirect used auto	Vintage loss rate
Consumer indirect	Indirect non-auto	Vintage loss rate
Consumer direct	Consumer check credit	Line loss
Consumer direct	Consumer direct	Vintage loss rate
Home equity	Home equity fixed rate	Vintage loss rate
Home equity	Home equity lines of credit	Line loss

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

Troubled Debt Restructuring

Prior to the adoption of ASU 2022-02 on January 1, 2023, a loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, was considered to be a troubled debt restructuring (“TDR”). The allowance for credit loss on a TDR was measured using the same method as all other loans, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession was measured using the discounted cash flow method, the allowance for credit loss was determined by discounting the expected future cash flows at the original interest rate of the loan.

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

Purchased Credit Deteriorated (“PCD”) Loans

The Company has purchased loans, some of which have experienced a more-than-insignificant credit deterioration since origination. The Company’s policy for reviewing what meets the threshold of the definition of a more-than-insignificant credit deterioration includes loans that are delinquent more than 30 days, loans that have historical delinquencies of more than 30 days at least three times since origination, risk rating downgrades since origination, loans with multiple payment deferrals, loan modifications to a borrower experiencing financial difficulty, individually assessed loans or loans with certain documented policy exceptions, further refined based on loan-specific facts and circumstances. PCD loans are initially recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded as provision for credit losses.

Non-Purchased Credit Deteriorated (“non-PCD”) Loans

Acquired loans that are not deemed to have experienced a more-than-insignificant credit deterioration since origination are considered non-PCD. At the acquisition date, a fair value adjustment is recorded that includes both credit and interest rate considerations. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to net interest income (or expense) over the loan’s remaining life. Fair value adjustments for revolving loans are accreted (or amortized) using a straight line method. Term loans are accreted (or amortized) using the constant effective yield method. A provision for credit losses is also recorded at acquisition for the credit considerations on non-PCD loans. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans are the same as originated loans and subsequent changes to the allowance for credit losses are recorded as provision for credit losses.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Computer software costs that are capitalized include only external direct costs of obtaining and installing the software. The Company has not developed any internal use software. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from two to 20 years for equipment, three to seven years for software and hardware and 10 to 40 years for building and building improvements. Land improvements are depreciated over 20 years and leasehold improvements are amortized over the shorter of the term of the respective lease plus any optional renewal periods that are reasonably assured or the life of the asset. Maintenance and repairs are charged to expense as incurred.

Premises and equipment designated as held for sale is included in other assets in the consolidated statements of condition and are carried at the lower of cost or fair value, less estimated costs to sell.

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

Other Real Estate

Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure. These assets are carried at fair value less estimated costs of disposal. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Any subsequent reduction in value is recognized by a charge to income. Operating costs associated with the properties are charged to expense as incurred. At December 31, 2023 and 2022, other real estate totaled $1.2 million and $0.5 million, respectively, and is included in other assets in the Company’s consolidated statements of condition.

Mortgage Servicing Rights

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the period of estimated net servicing income or loss. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the servicing cost per loan, the discount rate, and prepayment speeds. The carrying value of the originated mortgage servicing rights is included in other assets in the Company’s consolidated statements of condition and is evaluated quarterly for impairment using these same market assumptions. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value. Impairment is recognized through a valuation allowance.

Treasury Stock

Repurchases of shares of the Company’s common stock are recorded at cost as a reduction of shareholders’ equity. Reissuance of shares of treasury stock is recorded at average cost. Effective January 1, 2023, a federal excise tax equal to 1% of the fair value of share repurchases, net of issuances, is recorded as part of the cost basis of the treasury stock as a direct and incremental cost associated with the repurchase transaction.

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

Investments in Real Estate Limited Partnerships

The Company has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. The Company’s ownership interest in these limited partnerships ranges from 5.00% to 99.99% as of December 31, 2023. These investments are made directly in Low Income Housing Tax Credit (“LIHTC”) partnerships formed by third parties. As a limited partner in these operating partnerships, the Company receives tax credits and tax deductions for losses incurred by the underlying properties.

The Company accounts for its ownership interest in LIHTC partnerships in accordance with Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The standard permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. The Company has no unfunded commitments at December 31, 2023 related to qualified affordable housing project investments. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments.

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

Retirement Benefits

The Company provides defined benefit pension benefits to eligible employees and post-retirement health and life insurance benefits to certain eligible retirees. The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees, officers, and directors. Expense under these plans is charged to current operations and consists of several components of net periodic benefit based on various actuarial assumptions regarding future experience under the plans, including discount rate, rate of future compensation increases and expected return on plan assets.

Assets Under Management or Administration

Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition as they are not assets of the Company. All fees associated with providing asset management services are recorded on an accrual basis of accounting and are included in noninterest income.

Advertising

Advertising costs, which are nondirect response in nature and expensed as incurred, totaled approximately $9.5 million, $8.2 million and $5.2 million for the years ending December 31, 2023, 2022 and 2021, respectively.

Bank Owned Life Insurance

The Company owns life insurance policies on certain current and former employees and directors where the Bank is the beneficiary. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value (“CSV”) adjusted for other charges or other amounts due that are probable at settlement. Increases in the CSV of the policies, as well as the death benefits received, net of any CSV, are recorded in noninterest income in the consolidated statements of income, and are not subject to income taxes.

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

Stock-based Compensation

Companies are required to measure and record compensation expense for stock options and other share-based payments on the instruments’ fair value on the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards (see Note K).

Fair Values of Financial Instruments

The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from this disclosure requirement. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The fair values of investment securities, loans, deposits, and borrowings have been disclosed in Note Q.

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

Restructuring Expenses

Restructuring expenses includes costs associated with employee severance and separation costs that meet the requirements for recognition in accordance with ASC 420, Exit or Disposal Cost Obligations or ASC 712, Compensation – Nonretirement Postemployment Benefits, as applicable. Liabilities are recognized when the restructuring plan is approved, the employees are identified, the terms of the arrangement is established, it is determined that changes to the plan is unlikely to occur and the plan is communicated to employees. The liabilities are recorded within accrued interest and other liabilities in the consolidated statements of condition. The corresponding expenses are recorded within restructuring expenses in the consolidated statements of income. See Note T: Restructuring for further detail.

Recently Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures, which permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Prior to these amendments, this accounting method was only allowed for LIHTC investments. This update is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted this update effective January 1, 2023 on a prospective basis and determined that the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Change in Accounting Principle

During 2023, the Company changed its annual goodwill impairment analysis date from December 31 to October 1 of each year. The change ensures the completion of the annual goodwill impairment analysis prior to the end of the annual reporting period, and aligns the impairment testing procedures with internal budgeting and forecasting that is used in the analysis as well as year-end financial reporting. Accordingly, management considers this accounting change to be preferable. The Company will apply this change prospectively as management has determined that retrospective application would be impracticable and the change does not have a material effect on the financial statements considering the Company currently evaluates for triggering events in interim periods.

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact this will have on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The update requires enhancements to the rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold as well as disclosure of income taxes paid disaggregated by federal, state and foreign taxes, and individual jurisdictions meeting a quantitative threshold. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating the impact this will have on the consolidated financial statements.

NOTE B:  ACQUISITIONS

Subsequent Event

On February 1, 2024, the Company, through its subsidiary BPA, completed the acquisition of certain assets of Creative Plan Designs Limited (“CPD”), a financial services company that provides employee benefit plan design, administration and consulting. Total consideration was $6.8 million in cash plus contingent consideration with an estimated fair value of $3.9 million at acquisition date. The effects of the acquired assets will be included in the consolidated financial statements from that date.

Current and Prior Period Acquisitions

During 2023, the Company, through its subsidiaries OneGroup, Wealth Partners and BPAS, completed the acquisition of certain assets of financial services companies. The acquired companies provide insurance, wealth management and benefit plan recordkeeping services and are headquartered in New York, Pennsylvania, and Florida. Total aggregate consideration for these acquisitions was $8.1 million, including $6.7 million in cash and $1.4 million in contingent consideration arrangements. The contingent consideration arrangements are based on achieving certain levels of retained revenue over a period ranging from two to five years. The fair value of these arrangements has been recorded based on the assumption that retained revenue levels will meet or exceed the required threshold for the maximum contingent consideration payments. Aggregate assets acquired were $5.1 million, including $4.9 million of customer list intangible assets, and the Company recorded goodwill of $3.0 million. The effects of the acquired assets have been included in the consolidated financial statements since the date of acquisition. Revenues and direct expenses included in the consolidated statement of income for the year ended December 31, 2023 were immaterial.

On March 1, 2023, the Company, through its subsidiary CBNA, completed the acquisition of certain assets of Axiom Realty Group, which includes Axiom Capital Corp., Axiom Realty Management, LLC and Axiom Realty Advisors, LLC (collectively referred to as “Axiom”), a commercial real estate finance and advisory firm, for $1.8 million in cash. The Company recorded a $1.2 million customer list intangible and recognized $0.6 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.8 million and direct expenses of approximately $1.8 million were included in the consolidated statement of income for the year ended December 31, 2023.

On May 13, 2022, the Company completed its acquisition of Elmira Savings Bank (“Elmira”), a New York State chartered savings bank headquartered in Elmira, New York, for $82.2 million in cash. The acquisition enhanced the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. In connection with the acquisition, the Company acquired approximately $583.6 million of identifiable assets, including $436.8 million of loans, $11.3 million of investment securities, and $8.0 million of core deposit intangibles, as well as $522.3 million of deposits. Goodwill of $42.1 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $14.9 million and $12.1 million and direct expenses of approximately$4.9 million and $3.1 million from the Elmira branch network, which may not include certain shared expenses, were included in the consolidated statements of income for the years ended December 31, 2023 and 2022, respectively. The Company incurred certain transaction-related costs in 2022 in connection with the Elmira acquisition.

During 2022, the Company, through its subsidiary OneGroup, completed acquisitions of certain assets of insurance agencies for an aggregate amount of $3.5 million in cash. The Company recorded a $2.9 million customer list intangible asset and a $0.1 million intangible asset for a noncompete agreement and recognized $0.5 million of goodwill in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since the date of acquisition. Revenues and direct expenses included in the consolidated statements of income for the years ended December 31, 2023 and 2022 were immaterial.

On August 2, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets and liabilities of the Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”), a specialty-lines insurance broker based in the Boston, Massachusetts area, for $11.6 million in cash plus contingent consideration with a fair value at acquisition date of $1.5 million. The Company recorded a $10.9 million customer list intangible asset and $2.2 million of goodwill in conjunction with the acquisition. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $4.4 million, $3.1 million, and $0.6 million and direct expenses of approximately $1.9 million, $1.8 million, and $0.6 million from TGA were included in the consolidated income statements for the years ended December 31, 2023, 2022,and 2021, respectively.

The acquisition of TGA includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future retained revenue of TGA over a three-year period. Amounts are payable in two payments, the first of which is two years after the acquisition date, and the second is three years after the acquisition date. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $3.4 million. The fair value of the contingent consideration recognized on the acquisition date of $1.5 million was estimated by applying the income approach, a measure that is based on significant Level 3 inputs not readily observable in the market. Key assumptions at the date of acquisition include (1) a discount rate range of 0.82% to 1.09% to present value the payments and (2) probability of achievement of retained revenue of 45.0%. The first of the required payments was made during 2023, further detail is provided in Note Q: Fair Value.

On July 1, 2021, the Company, through its subsidiary BPA, completed its acquisition of FBD for $15.4 million in cash plus contingent consideration with a fair value at acquisition date of $1.4 million. The Company recorded a $14.0 million customer list intangible asset and $2.1 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. The operations of FBD have been integrated into the Company and therefore discrete reporting of revenues and direct expenses for the year ended December 31, 2023 is not practicable. Revenues of approximately $3.5 million and $2.8 million and direct expenses of approximately $4.1 million and $2.5 million from FBD were included in the consolidated income statements for the years ended December 31, 2022 and 2021 respectively.

The acquisition of FBD includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future retained revenue of FBD over a two-year period. Amounts are payable 30 months after the acquisition date. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $2.7 million. The fair value of the contingent consideration recognized on the acquisition date of $1.4 million was estimated by applying the income approach, a measure that is based on significant Level 3 inputs not readily observable in the market. Key assumptions at the date of acquisition include (1) a discount rate of 1.05% to present value the payment and (2) probability of achievement of retained revenue of 50%.

On June 1, 2021, the Company, through its subsidiary OneGroup, completed its acquisition of certain assets and liabilities of NuVantage Insurance Corp. (“NuVantage”), an insurance agency headquartered in Melbourne, Florida. The Company paid $2.9 million in cash and recorded a $1.4 million customer list intangible asset and $1.4 million of goodwill in conjunction with the acquisition. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. Revenues of approximately $1.3 million, $1.3 million, and $0.7 million and direct expenses of approximately $2.0 million, $1.3 million, and $0.6 million from NuVantage were included in the consolidated income statements for the years ended December 31, 2023, 2022, and 2021, respectively.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions. During 2023, the carrying amount of loans, accrued interest and fees receivable, other assets and other liabilities associated with the Elmira acquisition was adjusted upon receipt of new information. The adjustments resulted in a net decrease to goodwill of $0.1 million.

The Elmira and Axiom acquisitions generally expanded the Company’s banking presence in New York. The OneGroup and Wealth Partners acquisitions generally expanded the Company’s insurance and wealth management presence in New York, Massachusetts, Florida and Pennsylvania. The BPAS and BPA acquisitions generally expanded the Company’s employee benefit services presence in New York and Minnesota. Management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2023			2022			2021
(000s omitted)	Axiom	Other (1)	Total	Elmira	Other (2)	Total	Total (3)
Consideration:
Cash	$1,819	$6,698	$8,517	$82,179	$3,477	$85,656	$29,870
Contingent consideration	0	1,450	1,450	0	0	0	2,900
Total net consideration	1,819	8,148	9,967	82,179	3,477	85,656	32,770
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	0	0	84,988	0	84,988	541
Investment securities	0	0	0	11,305	0	11,305	0
Loans, net of allowance for credit losses on PCD loans	0	0	0	436,796	0	436,796	0
Premises and equipment, net	25	41	66	11,303	14	11,317	760
Accrued interest and fees receivable	0	0	0	882	0	882	0
Other assets	2	175	177	30,337	0	30,337	579
Core deposit intangibles	0	0	0	7,970	0	7,970	0
Other intangibles	1,176	4,930	6,106	0	3,014	3,014	26,337
Deposits	0	0	0	(522,295)	0	(522,295)	0
Other liabilities	(9)	(9)	(18)	(3,596)	(34)	(3,630)	(1,164)
Other Federal Home Loan Bank borrowings	0	0	0	(17,616)	0	(17,616)	0
Total identifiable assets, net	1,194	5,137	6,331	40,074	2,994	43,068	27,053
Goodwill	$625	$3,011	$3,636	$42,105	$483	$42,588	$5,717
(1)	Includes amounts for OneGroup, Wealth Partners and BPAS acquisitions completed in 2023.
(2)	Includes amounts for OneGroup acquisitions completed in 2022.
(3)	Includes amounts for TGA, FBD, and NuVantage acquisitions completed in 2021.

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

The core deposit intangibles related to the Elmira acquisition and other intangibles related to the NuVantage acquisition, three of the OneGroup acquisitions completed in 2022, the OneGroup, Wealth Partners, and BPAS acquisitions completed in 2023, and the Axiom acquisition are being amortized using an accelerated method over an estimated useful life of eight years. The other intangibles associated with the fourth remaining OneGroup acquisition completed in 2022 are being amortized using an accelerated method over their estimated useful life of ten years. The other intangibles related to the TGA and FBD acquisitions are being amortized using an accelerated method over their estimated useful life of 13 years and 15 years, respectively. The goodwill, which is not amortized for book purposes, was assigned to the Banking segment for the Elmira and Axiom acquisitions; the All Other segment for the OneGroup and Wealth Partners acquisitions completed in 2023 and 2022 and the NuVantage and TGA acquisitions; and the Employee Benefit Services segment for the BPAS acquisition completed in 2023 and the FBD acquisition. Goodwill arising from the Elmira and FBD acquisitions is not deductible for tax purposes. Goodwill arising from the Axiom acquisition and the OneGroup, Wealth Partners and BPAS acquisitions completed in 2023 and 2022 and the NuVantage and TGA acquisitions is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses amount to $0.1 million, $5.0 million and $0.7 million during 2023, 2022 and 2021, respectively, and have been separately stated in the consolidated statements of income.

Supplemental Pro Forma Financial Information (Unaudited)

The following unaudited condensed pro forma information assumes the Elmira acquisition had been completed as of January 1, 2021 for the years ended December 31, 2022 and 2021. The pro forma information does not include amounts related to the Axiom acquisition, the OneGroup, Wealth Partners and BPAS acquisitions completed in 2023 and 2022, or the NuVantage, FBD, and TGA acquisitions completed in 2021, as the amounts were immaterial. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the year presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of the acquisitions.

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

	Pro Forma (Unaudited)
	Year Ended December 31,
(000s omitted)	2022	2021
Total revenue, net of interest expense	$687,976	$646,375
Net income	193,417	191,450

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2023				2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
(000’s omitted)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,381,168	$0	$300,385	$2,080,783	$3,660,546	$0	$417,009	$3,243,537
Obligations of state and political subdivisions	502,879	1,469	29,985	474,363	549,118	506	45,327	504,297
Government agency mortgage-backed securities	400,062	76	51,612	348,526	444,689	58	60,114	384,633
Corporate debt securities	8,000	0	606	7,394	8,000	0	886	7,114
Government agency collateralized mortgage obligations	9,498	0	572	8,926	13,121	1	852	12,270
Total available-for-sale portfolio	$3,301,607	$1,545	$383,160	$2,919,992	$4,675,474	$565	$524,188	$4,151,851
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,109,101	$0	$50,866	$1,058,235	$1,079,695	$0	$44,900	$1,034,795
Government agency mortgage-backed securities	63,073	688	180	63,581	0	0	0	0
Total held-to-maturity portfolio	$1,172,174	$688	$51,046	$1,121,816	$1,079,695	$0	$44,900	$1,034,795
Equity and other Securities:
Equity securities, at fair value	$251	$121	$0	$372	$251	$168	$0	$419
Federal Home Loan Bank common stock	32,526	0	0	32,526	47,497	0	0	47,497
Federal Reserve Bank common stock	33,568	0	0	33,568	31,144	0	0	31,144
Other equity securities, at adjusted cost	5,930	750	0	6,680	3,532	750	0	4,282
Total equity and other securities	$72,275	$871	$0	$73,146	$82,424	$918	$0	$83,342

Included in the Company’s investment securities portfolio is Federal Reserve Bank (“FRB”) common stock with a carrying value of $33.6 million and $31.1 million at December 31, 2023 and 2022, respectively. The investment in FRB stock represents approximately half of the total required subscription, and the remaining half is unpaid and remains subject to call by the FRB.

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2023

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,080,783	$300,385	$2,080,783	$300,385
Obligations of state and political subdivisions	63,541	878	287,191	29,107	350,732	29,985
Government agency mortgage-backed securities	8,586	55	336,266	51,557	344,852	51,612
Corporate debt securities	0	0	7,394	606	7,394	606
Government agency collateralized mortgage obligations	0	0	8,907	572	8,907	572
Total available-for-sale investment portfolio	$72,127	$933	$2,720,541	$382,227	$2,792,668	$383,160
Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$536,885	$15,953	$521,350	$34,913	$1,058,235	$50,866
Government agency mortgage-backed securities	18,951	158	1,393	22	20,344	180
Total held-to-maturity portfolio	$555,836	$16,111	$522,743	$34,935	$1,078,579	$51,046

As of December 31, 2022

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,384,075	$132,511	$1,859,462	$284,498	$3,243,537	$417,009
Obligations of state and political subdivisions	370,524	35,488	47,923	9,839	418,447	45,327
Government agency mortgage-backed securities	190,727	19,508	189,919	40,606	380,646	60,114
Corporate debt securities	0	0	7,114	886	7,114	886
Government agency collateralized mortgage obligations	9,968	600	2,274	252	12,242	852
Total available-for-sale investment portfolio	$1,955,294	$188,107	$2,106,692	$336,081	$4,061,986	$524,188
Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$1,034,795	$44,900	$0	$0	$1,034,795	$44,900
Total held-to-maturity portfolio	$1,034,795	$44,900	$0	$0	$1,034,795	$44,900

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds two corporate debt securities in an unrealized loss position and, based on an analysis of the financial position of the issuers including financial performance, liquidity and regulatory capital ratios, the issuers of the securities show a remote risk of default. Timely interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of December 31, 2023 and 2022 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale investment portfolio as of December 31, 2023 and 2022. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $14.4 million and $19.3 million at December 31, 2023 and 2022, respectively, and is excluded from the estimate of credit losses.

Securities classified as held-to-maturity are included under the CECL methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at December 31, 2023 and 2022 all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future, and these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. At December 31, 2023 and 2022, the U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an AAA rating from Moody’s Investor Services and an AA+ rating from Standard & Poor’s. On August 1, 2023, Fitch downgraded the U.S. government’s long term rating from AAA to AA+. The credit rating downgrade does not impact the Company’s conclusion regarding the credit risk of U.S. government debt securities held in its investment portfolio. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of December 31, 2023 and 2022. Accrued interest receivable on held-to-maturity debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $5.0 million and $4.7 million at December 31, 2023 and 2022, respectively, and is excluded from the estimate of credit losses. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(000’s omitted)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$0	$0	$16,671	$16,566
Due after one through five years	0	0	1,583,809	1,441,328
Due after five years through ten years	552,838	536,885	579,092	523,830
Due after ten years	556,263	521,350	712,475	580,816
Subtotal	1,109,101	1,058,235	2,892,047	2,562,540
Government agency mortgage-backed securities	63,073	63,581	400,062	348,526
Government agency collateralized mortgage obligations	0	0	9,498	8,926
Total	$1,172,174	$1,121,816	$3,301,607	$2,919,992

Investment securities with a carrying value of $2.14 billion and $2.18 billion at December 31, 2023 and 2022, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $598.9 million and $466.9 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at December 31, 2023 and 2022, respectively. All securities sold under agreement to repurchase as of December 31, 2023 and 2022 have an overnight and continuous maturity.

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

NOTE D:  LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio at December 31 are summarized as follows:

(000’s omitted)	2023	2022
CRE - multifamily	$619,794	$484,773
CRE – owner occupied	752,774	722,387
CRE – non-owner occupied	1,711,198	1,431,720
Commercial & industrial and other business loans	1,000,630	1,006,785
Consumer mortgage	3,285,018	3,012,475
Consumer indirect	1,703,440	1,539,653
Consumer direct	185,229	177,605
Home equity	446,515	433,996
Gross loans, including deferred origination costs	9,704,598	8,809,394
Allowance for credit losses	(66,669)	(61,059)
Loans, net of allowance for credit losses	$9,637,929	$8,748,335

The Company had approximately $81.6 million and $73.8 million of net deferred loan origination costs included in gross loans as of December 31, 2023 and 2022, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers. Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection. Following is a summary of the aggregate amount of such loans during 2023 and 2022.

(000’s omitted)	2023	2022
Balance at beginning of year	$12,373	$13,773
New loans	1,372	2,025
Payments	(2,053)	(3,425)
Balance at end of year	$11,692	$12,373

The following tables present the aging of the amortized cost basis of the Company’s past due loans by segment as of December 31, 2023 and 2022:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2023	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$0	$0	$0	$0	$619,794	$619,794
CRE – owner occupied	1,477	0	1,953	3,430	749,344	752,774
CRE – non-owner occupied	2,311	0	17,964	20,275	1,690,923	1,711,198
Commercial & industrial and other business loans	880	0	336	1,216	999,414	1,000,630
Consumer mortgage	18,434	4,559	26,043	49,036	3,235,982	3,285,018
Consumer indirect	20,215	776	0	20,991	1,682,449	1,703,440
Consumer direct	1,579	135	23	1,737	183,492	185,229
Home equity	3,546	416	2,368	6,330	440,185	446,515
Total	$48,442	$5,886	$48,687	$103,015	$9,601,583	$9,704,598

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2022	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$0	$0	$0	$0	$484,773	$484,773
CRE – owner occupied	2,332	0	2,977	5,309	717,078	722,387
CRE – non-owner occupied	5,703	0	1,365	7,068	1,424,652	1,431,720
Commercial & industrial and other business loans	1,783	0	347	2,130	1,004,655	1,006,785
Consumer mortgage	13,757	3,510	22,583	39,850	2,972,625	3,012,475
Consumer indirect	16,767	178	0	16,945	1,522,708	1,539,653
Consumer direct	1,307	132	28	1,467	176,138	177,605
Home equity	3,595	299	1,945	5,839	428,157	433,996
Total	$45,244	$4,119	$29,245	$78,608	$8,730,786	$8,809,394

No interest income on nonaccrual loans was recognized during the years ended December 31, 2023 or 2022. For the years ended December 31, 2023 and 2022, an immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income. Approximately $0.4 million of interest income on loans that returned to accrual status in 2023 was recognized for the year ended December 31, 2023.

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

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at December 31, 2023 and 2022.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
(000’s omitted)							Amortized	Converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Term	Total
CRE – multifamily:
Risk rating
Pass	$90,888	$145,337	$52,058	$19,982	$41,992	$112,287	$3,237	$106,580	$572,361
Special mention	13,175	7,317	0	65	0	3,522	0	8,289	32,368
Classified	0	959	0	0	551	1,293	150	12,112	15,065
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$104,063	$153,613	$52,058	$20,047	$42,543	$117,102	$3,387	$126,981	$619,794
Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – owner occupied:
Risk rating
Pass	$58,544	$89,616	$58,798	$46,465	$80,361	$192,345	$28,023	$158,652	$712,804
Special mention	3,258	2,384	649	639	1,472	11,962	743	6,064	27,171
Classified	880	108	922	1,480	514	7,531	941	423	12,799
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$62,682	$92,108	$60,369	$48,584	$82,347	$211,838	$29,707	$165,139	$752,774
Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$19	$0	$19

CRE – non-owner occupied:
Risk rating
Pass	$143,106	$255,699	$111,306	$86,560	$60,646	$275,458	$387,559	$265,348	$1,585,682
Special mention	42	827	16,109	1,311	109	29,648	18,806	3,506	70,358
Classified	947	136	1,123	2,996	1,248	20,578	100	27,542	54,670
Doubtful	0	0	0	488	0	0	0	0	488
Total CRE – non-owner occupied	$144,095	$256,662	$128,538	$91,355	$62,003	$325,684	$406,465	$296,396	$1,711,198
Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial & industrial and other business loans:
Risk rating
Pass	$146,627	$133,529	$94,764	$34,572	$34,714	$99,525	$337,388	$55,222	$936,341
Special mention	15,306	2,071	1,491	1,557	2,553	1,854	16,341	8,045	49,218
Classified	38	800	558	477	323	1,305	10,800	770	15,071
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$161,971	$136,400	$96,813	$36,606	$37,590	$102,684	$364,529	$64,037	$1,000,630
Current period gross charge-offs	$0	$160	$0	$0	$0	$36	$569	$0	$765

Total business lending:
Risk rating
Pass	$439,165	$624,181	$316,926	$187,579	$217,713	$679,615	$756,207	$585,802	$3,807,188
Special mention	31,781	12,599	18,249	3,572	4,134	46,986	35,890	25,904	179,115
Classified	1,865	2,003	2,603	4,953	2,636	30,707	11,991	40,847	97,605
Doubtful	0	0	0	488	0	0	0	0	488
Total business lending	$472,811	$638,783	$337,778	$196,592	$224,483	$757,308	$804,088	$652,553	$4,084,396
Current period gross charge-offs	$0	$160	$0	$0	$0	$36	$588	$0	$784

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
(000’s omitted)							Amortized	Converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Term	Total
CRE - multifamily:
Risk rating
Pass	$149,205	$48,624	$21,749	$40,864	$31,172	$93,159	$17,038	$54,161	$455,972
Special mention	0	1,180	69	234	1,288	252	0	19,998	23,021
Classified	0	0	0	578	702	4,500	0	0	5,780
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$149,205	$49,804	$21,818	$41,676	$33,162	$97,911	$17,038	$74,159	$484,773

CRE – owner occupied:
Risk rating
Pass	$92,920	$64,019	$54,765	$85,791	$46,175	$174,928	$47,866	$109,315	$675,779
Special mention	706	732	1,831	1,606	1,799	10,443	1,641	2,359	21,117
Classified	1,405	80	436	560	5,897	13,254	491	3,368	25,491
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$95,031	$64,831	$57,032	$87,957	$53,871	$198,625	$49,998	$115,042	$722,387

CRE – non-owner occupied:
Risk rating
Pass	$266,704	$139,965	$103,026	$66,272	$56,406	$234,593	$323,477	$140,418	$1,330,861
Special mention	186	896	690	116	11,052	30,874	8,429	5,663	57,906
Classified	0	0	0	1,311	5,186	18,094	1,381	16,981	42,953
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE –non-owner occupied	$266,890	$140,861	$103,716	$67,699	$72,644	$283,561	$333,287	$163,062	$1,431,720

Commercial & industrial and other business loans:
Risk rating
Pass	$238,794	$121,253	$53,051	$53,890	$34,669	$102,071	$323,248	$32,824	$959,800
Special mention	1,895	2,029	1,191	1,720	453	4,059	19,333	1,954	32,634
Classified	395	695	702	747	450	2,290	8,715	357	14,351
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$241,084	$123,977	$54,944	$56,357	$35,572	$108,420	$351,296	$35,135	$1,006,785

Total business lending:
Risk rating
Pass	$747,623	$373,861	$232,591	$246,817	$168,422	$604,751	$711,629	$336,718	$3,422,412
Special mention	2,787	4,837	3,781	3,676	14,592	45,628	29,403	29,974	134,678
Classified	1,800	775	1,138	3,196	12,235	38,138	10,587	20,706	88,575
Doubtful	0	0	0	0	0	0	0	0	0
Total business lending	$752,210	$379,473	$237,510	$253,689	$195,249	$688,517	$751,619	$387,398	$3,645,665

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

The following tables detail the balances in all other loan categories at December 31, 2023 and 2022:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
(000’s omitted)							Amortized	Converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$354,967	$353,185	$456,871	$199,429	$157,159	$606,591	$0	$86,067	$2,214,269
Nonperforming	0	371	764	605	279	5,187	0	195	7,401
Total FICO AB	354,967	353,556	457,635	200,034	157,438	611,778	0	86,262	2,221,670
FICO CDE(2)
Performing	148,443	150,585	164,839	103,003	71,710	331,839	39,630	30,098	1,040,147
Nonperforming	53	2,629	2,477	1,629	1,785	13,201	367	1,060	23,201
Total FICO CDE	148,496	153,214	167,316	104,632	73,495	345,040	39,997	31,158	1,063,348
Total consumer mortgage	$503,463	$506,770	$624,951	$304,666	$230,933	$956,818	$39,997	$117,420	$3,285,018
Current period gross charge-offs	$0	$0	$0	$0	$85	$584	$0	$0	$669

Consumer indirect:
Performing	$681,824	$572,799	$273,035	$71,428	$45,203	$58,375	$0	$0	$1,702,664
Nonperforming	84	443	101	42	19	87	0	0	776
Total consumer indirect	$681,908	$573,242	$273,136	$71,470	$45,222	$58,462	$0	$0	$1,703,440
Current period gross charge-offs	$926	$3,595	$1,969	$1,171	$570	$1,121	$0	$0	$9,352

Consumer direct:
Performing	$80,169	$52,826	$26,617	$8,282	$4,604	$5,697	$6,875	$1	$185,071
Nonperforming	33	41	47	0	2	23	12	0	158
Total consumer direct	$80,202	$52,867	$26,664	$8,282	$4,606	$5,720	$6,887	$1	$185,229
Current period gross charge-offs	$206	$813	$450	$110	$110	$159	$161	$0	$2,009

Home equity:
Performing	$61,065	$62,801	$63,102	$31,094	$25,721	$44,832	$126,939	$28,177	$443,731
Nonperforming	0	162	10	253	260	533	1,053	513	2,784
Total home equity	$61,065	$62,963	$63,112	$31,347	$25,981	$45,365	$127,992	$28,690	$446,515
Current period gross charge-offs	$0	$0	$0	$64	$0	$44	$11	$0	$119

(1) FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.

(2) FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
(000’s omitted)							Amortized	Converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$379,171	$492,731	$217,889	$173,942	$100,161	$604,258	$954	$58,639	$2,027,745
Nonperforming	0	75	573	184	399	4,347	0	449	6,027
Total FICO AB	379,171	492,806	218,462	174,126	100,560	608,605	954	59,088	2,033,772
FICO CDE(2)
Performing	160,388	178,262	112,640	79,357	54,861	323,189	27,884	22,056	958,637
Nonperforming	120	974	1,250	1,606	2,127	13,177	151	661	20,066
Total FICO CDE	160,508	179,236	113,890	80,963	56,988	336,366	28,035	22,717	978,703
Total consumer mortgage	$539,679	$672,042	$332,352	$255,089	$157,548	$944,971	$28,989	$81,805	$3,012,475

Consumer indirect:
Performing	$777,513	$422,594	$129,449	$99,593	$52,298	$58,028	$0	$0	$1,539,475
Nonperforming	18	1	53	67	15	24	0	0	178
Total consumer indirect	$777,531	$422,595	$129,502	$99,660	$52,313	$58,052	$0	$0	$1,539,653

Consumer direct:
Performing	$84,111	$46,381	$17,066	$12,729	$5,573	$5,020	$6,563	$2	$177,445
Nonperforming	6	51	1	1	29	50	22	0	160
Total consumer direct	$84,117	$46,432	$17,067	$12,730	$5,602	$5,070	$6,585	$2	$177,605

Home equity:
Performing	$69,575	$72,270	$37,964	$31,506	$16,068	$41,097	$132,703	$30,569	$431,752
Nonperforming	0	10	114	169	105	606	563	677	2,244
Total home equity	$69,575	$72,280	$38,078	$31,675	$16,173	$41,703	$133,266	$31,246	$433,996

(1) FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.

(2) FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

Business lending loans greater than $0.5 million that are on nonaccrual are individually assessed and, if necessary, a specific allocation of the allowance for credit losses is provided. A summary of individually assessed business lending loans as of December 31, 2023 and 2022 follows:

	December 31,	December 31,
(000’s omitted)	2023	2022
Loans with allowance allocation	$3,484	$0
Loans without allowance allocation	15,750	3,163
Carrying balance	19,234	3,163
Contractual balance	19,249	4,201
Specifically allocated allowance	470	0

The average carrying balance of individually assessed loans was $20.2 million and $12.2 million for the years ended December 31, 2023 and 2022, respectively. No interest income was recognized on individually assessed loans for the years ended December 31, 2023 and 2022.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Company provides multiple types of modifications on one loan. Typically, one type of modification, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness, may be granted. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The estimate of allowance for credit losses includes historical losses from loans that were modified due to borrower financial difficulty, therefore a charge to the allowance for credit losses is generally not recorded upon modification.

The following table presents the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below. The Company did not have any modifications to borrowers experiencing financial difficulty other than term extensions.

	Year Ended December 31, 2023
		Total Class of
	Term	Financing
(000s omitted except for percentages)	Extension	Receivable
CRE - owner occupied	$1,367	0.18%
CRE - non-owner occupied	700	0.04%
Consumer mortgage	281	0.01%
Home equity	31	0.01%
Total	$2,379	0.02%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified at December 31, 2023.

			90+ Days Past
		Past Due 30 –	Due and Still
(000s omitted)	Current	89 Days	Accruing	Non-Accrual	Total
CRE - owner occupied	$1,367	$0	$0	$0	$1,367
CRE - non-owner occupied	700	0	0	0	700
Consumer mortgage	0	0	0	281	281
Home equity	31	0	0	0	31
Total	$2,098	$0	$0	$281	$2,379

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

Year Ended
December 31, 2023
Weighted-Average
Term Extension (Years)
CRE - owner occupied	10.0
CRE - non-owner occupied	5.0
Consumer mortgage	5.2
Home equity	9.9
Total	8.0

There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the year ended December 31, 2023.

Prior to the adoption of ASU 2022-02 on January 1, 2023, modified loans were reviewed by the Company to identify if a TDR had occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial standing and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. The amount of TDRs as of December 31, 2022 and 2021 are presented below.

	December 31, 2022
	Nonaccrual		Accruing		Total
(000’s omitted)	#	Amount	#	Amount	#	Amount
Multifamily	1	$135	1	$66	2	$201
Commercial & industrial and other business loans	0	0	2	205	2	205
Consumer mortgage	52	2,218	46	2,114	98	4,332
Consumer indirect	0	0	56	600	56	600
Consumer direct	0	0	18	5	18	5
Home equity	9	108	9	178	18	286
Total	62	$2,461	132	$3,168	194	$5,629

	December 31, 2021
	Nonaccrual		Accruing		Total
(000’s omitted)	#	Amount	#	Amount	#	Amount
Multifamily	1	$135	1	$76	2	$211
CRE - owner occupied	6	711	1	685	7	1,396
Commercial & industrial and other business loans	3	165	2	50	5	215
Consumer mortgage	61	2,694	47	2,420	108	5,114
Consumer indirect	0	0	72	829	72	829
Consumer direct	0	0	16	7	16	7
Home equity	10	235	12	232	22	467
Total	81	$3,940	151	$4,299	232	$8,239

The following table presents information related to loans modified in a TDR during the years ended December 31, 2022 and 2021. Of the loans noted in the table below, all consumer mortgage loans for the years ended December 31, 2022 and 2021 were modified due to a Chapter 7 bankruptcy. The financial effects of these restructurings were immaterial.

	December 31, 2022		December 31, 2021
(000’s omitted)	#	Amount	#	Amount
CRE - owner occupied	0	$0	5	$1,371
Consumer mortgage	7	597	24	1,425
Consumer indirect	13	178	23	284
Consumer direct	3	5	2	7
Home equity	1	4	0	0
Total	24	$784	54	$3,087

Allowance for Credit Losses

The following presents by loan segment the activity in the allowance for credit losses during 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$23,297	$(784)	$523	$3,818	$26,854
Consumer mortgage	14,343	(669)	48	1,611	15,333
Consumer indirect	17,852	(9,352)	5,719	4,366	18,585
Consumer direct	2,973	(2,009)	826	1,479	3,269
Home equity	1,594	(119)	14	139	1,628
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	61,059	(12,933)	7,130	11,413	66,669
Liabilities for off-balance-sheet credit exposures	1,123	0	0	(210)	913
Total allowance for credit losses	$62,182	$(12,933)	$7,130	$11,203	$67,582

	Year Ended December 31, 2022
				PCD
	Beginning	Charge-		Allowance at		Ending
(000’s omitted)	balance	offs	Recoveries	acquisition	Provision	balance
Business lending	$22,995	$(824)	$1,374	$71	$(319)	$23,297
Consumer mortgage	10,017	(313)	62	0	4,577	14,343
Consumer indirect	11,737	(7,986)	4,756	0	9,345	17,852
Consumer direct	2,306	(1,252)	772	0	1,147	2,973
Home equity	1,814	(86)	163	0	(297)	1,594
Unallocated	1,000	0	0	0	0	1,000
Allowance for credit losses – loans	49,869	(10,461)	7,127	71	14,453	61,059
Liabilities for off-balance-sheet credit exposures	803	0	0	0	320	1,123
Total allowance for credit losses	$50,672	$(10,461)	$7,127	$71	$14,773	$62,182

	Year Ended December 31, 2021
	Beginning				Ending
(000’s omitted)	balance	Charge-offs	Recoveries	Provision	balance
Business lending	$30,072	$(1,922)	$796	$(5,951)	$22,995
Consumer mortgage	10,672	(426)	91	(320)	10,017
Consumer indirect	13,696	(5,160)	4,346	(1,145)	11,737
Consumer direct	3,207	(1,232)	793	(462)	2,306
Home equity	2,222	(225)	92	(275)	1,814
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	60,869	(8,965)	6,118	(8,153)	49,869
Liabilities for off-balance-sheet credit exposures	1,489	0	0	(686)	803
Total allowance for credit losses	$62,358	$(8,965)	$6,118	$(8,839)	$50,672

The allowance for credit losses increased to $66.7 million at December 31, 2023 compared to $61.1 million at December 31, 2022, driven by organic loan growth and stable economic forecasts.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $31.2 million and $25.1 million at December 31, 2023 and 2022, respectively, and is excluded from the estimate of credit losses and amortized cost basis of loans.

Under ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as CECL, the Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods, which is derived from the Company’s historical loss experience. Adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine current expected credit losses. Management selected an eight-quarter reasonable and supportable forecast period with a four-quarter reversion to the historical mean to use as part of the economic forecast, and utilizes a two-quarter lag adjustment for economic factors that are not dependent on collateral values, and no lag for factors that utilize collateral values. Management determined that these qualitative adjustments were needed to adjust historical information for expected losses and to reflect changes as a result of current conditions.

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of December 31, 2023. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the impact of a decline in residential real estate and vehicle prices as well as inflation. The scenarios utilized forecast stable unemployment levels, modest GDP and real household income growth, offset by some declines in auto, housing and commercial real estate prices.

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

At December 31, 2023, loans with a carrying amount of approximately $4.39 billion were pledged for the availability to secure certain borrowings with the FHLB and FRB. There were $406.9 million of borrowings outstanding under these arrangements at December 31, 2023.

At December 31, 2023 and 2022, there were foreclosures in process of $5.8 million and $3.5 million, respectively.

During the year ended December 31, 2023, the Company did not purchase any loans, while the Company sold $6.1 million of secondary market eligible residential consumer mortgage loans during the period. During the year ended December 31, 2022, the Company purchased $436.9 million of loans in connection with the acquisition of Elmira, consisting of $125.3 million of business lending loans, $271.4 million of consumer mortgage loans, $9.4 million of consumer indirect loans, $12.5 million of consumer direct loans and $18.3 million of home equity loans. The Company sold $5.3 million of secondary market eligible residential consumer mortgage loans during the year ended December 31, 2022.

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000’s omitted)	2023	2022
Land and land improvements	$33,954	$34,487
Bank premises	155,146	158,312
Equipment	71,372	72,960
Operating lease right-of-use assets	40,036	30,069
Construction in progress	7,995	2,377
Premises and equipment, gross	308,503	298,205
Accumulated depreciation	(135,085)	(137,427)
Premises and equipment, net	$173,418	$160,778

As of December 31, 2023 and 2022, the Company had $2.7 million and $5.4 million, respectively, of premises and equipment held for sale, comprised of $1.3 and $2.5 million, respectively, of land and land improvements and $1.4 and $2.9 million, respectively, of bank premises, recorded in other assets in the consolidated statements of condition.

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(69,214)	$8,159	$77,373	$(65,069)	$12,304
Other intangibles	125,919	(81,487)	44,432	119,813	(71,121)	48,692
Total amortizing intangibles	$203,292	$(150,701)	$52,591	$197,186	$(136,190)	$60,996

The estimated aggregate amortization expense of other intangibles for each of the five succeeding fiscal years ended December 31 is as follows (000’s omitted):

Year	Amount
2024	$12,856
2025	10,969
2026	9,662
2027	4,079
2028	3,011
Thereafter	12,014
Total	$52,591

Shown below are the components of the Company’s goodwill at December 31, 2023, 2022, and 2021:

	December 31,		December 31,		December 31,
(000’s omitted)	2021	Additions	2022	Additions	2023
Goodwill	$799,109	$42,732	$841,841	$3,555	$845,396

The Company evaluates goodwill for impairment on an annual basis in accordance with FASB ASC 350, to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and performs either a qualitative or quantitative assessment, depending on circumstances and management judgment. During 2023, the Company performed quantitative goodwill analyses for all applicable business entities. The inputs for the quantitative analyses include determination of the discount rate, forecasted financial performance of the business entity, macroeconomic and industry conditions, and other relevant events that affect the fair value of the reporting unit. Based on the Company’s annual impairment analysis of goodwill as of October 1, 2023, it was determined that the fair value of each reporting unit was in excess of its respective carrying value, therefore goodwill was not impaired. The Company performed a qualitative assessment for evaluating impairment of goodwill and other intangibles as of December 31, 2022, including assessments of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events and changes in share price. The results of the qualitative analysis indicated that there was no goodwill impairment at December 31, 2022 and therefore a quantitative analysis was not necessary. The Company also performs a quarterly analysis to determine if any triggering events have occurred that would require an interim evaluation. During 2023 and 2022, no triggering events or impairment was noted during these interim analyses.

Under certain circumstances, the Company sells consumer residential mortgage loans in the secondary market and typically retains the right to service the loans sold. These mortgage servicing rights were immaterial at December 31, 2023 and 2022. The total principal balance of loans serviced for others was $532.9 million and $583.1 million at December 31, 2023 and 2022, respectively. The total custodial escrow balances maintained in connection with loans serviced for others was $10.2 million and $10.5 million at December 31, 2023 and 2022, respectively.

NOTE G:  DEPOSITS

Deposits recorded in the consolidated statements of condition consist of the following at December 31:

(000’s omitted)	2023	2022
Noninterest checking	$3,638,527	$4,140,617
Interest checking	2,900,003	3,231,096
Savings	2,276,523	2,433,922
Money market	2,392,605	2,299,965
Time	1,720,463	906,708
Total deposits	$12,928,121	$13,012,308

Interest on deposits recorded in the consolidated statements of income consists of the following for the years ended December 31:

(000’s omitted)	2023	2022	2021
Interest on interest checking	$12,950	$3,340	$1,142
Interest on savings	5,970	671	598
Interest on money market	33,709	4,019	1,393
Interest on time	32,708	7,014	8,498
Total interest on deposits	$85,337	$15,044	$11,631

The approximate maturities of time deposits at December 31, 2023 are as follows:

		Accounts $250,000
(000’s omitted)	All Accounts	or Greater
2024	$1,379,783	$315,497
2025	281,122	131,153
2026	26,212	263
2027	17,295	789
2028	16,040	287
Thereafter	11	0
Total	$1,720,463	$447,989

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000’s omitted)	2023	2022
Subordinated notes payable, includes premium of $0 and $249, respectively	$0	$3,249
Securities sold under agreement to repurchase, short term	304,595	346,652
Overnight borrowings	53,000	768,400
Other FHLB borrowings, includes discount of $217 and $319, respectively	407,603	19,474
Total borrowings	$765,198	$1,137,775

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate loan portfolio and various investment securities.

Borrowings at December 31, 2023 have contractual maturity dates as follows:

		Weighted-average
	Carrying	Rate at
(000’s omitted, except rate)	Value	December 31, 2023
January 2, 2024	$357,595	2.28%
January 29, 2024	2,001	3.62%
January 7, 2025	4,973	2.78%
January 29, 2025	4,965	2.59%
February 28, 2025	1,956	1.38%
October 1, 2025	248	1.50%
March 1, 2027	1,887	1.55%
August 10, 2028	291,093	4.68%
December 7, 2028	100,000	4.55%
March 1, 2029	480	2.50%
Total	$765,198	3.50%

Interest on borrowings recorded in the consolidated statements of income consists of the following for the years ended December 31:

(000’s omitted)	2023	2022	2021
Interest on overnight borrowings	$9,349	$6,518	$0
Interest on securities sold under agreement to repurchase, short-term	3,094	998	841
Interest on other FHLB borrowings	6,285	386	89
Interest on subordinated notes payable	38	153	154
Interest on subordinated debt held by unconsolidated subsidiary trusts	0	0	293
Total interest on borrowings	$18,766	$8,055	$1,377

The weighted-average interest rate on borrowings for the years ended December 31, 2023 and 2022 was 2.97% and 1.61%, respectively.

The Bank has unused lines of credit of $25.0 million at December 31, 2023. The Bank has unused borrowing capacity of approximately $1.37 billion through collateralized transactions with the FHLB and $1.11 billion through collateralized transactions with the Federal Reserve.

During 2023, the Company secured $400.0 million of fixed rate FHLB term borrowings. The borrowings consist of a $100.0 million five year fixed rate advance with a rate of 4.50% and a $200.0 million five year monthly amortizing advance with a rate of 4.78%, both of which have contractual final maturity dates in August 2028, as well as a $50.0 million five year fixed rate advance with a rate of 4.44% and a $50.0 million five year monthly amortizing advance with a rate of 4.65%, both of which have contractual final maturity dates in December 2028.

As of December 31, 2023, the Company does not sponsor any business trusts. The Company previously sponsored Community Capital Trust IV (“CCT IV”) until March 15, 2021 when the Company exercised its right to redeem all of the CCT IV debentures and associated preferred securities for a total of $77.3 million. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust were the sole assets of such trust. Distributions on the preferred securities issued by each trust were payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and were recorded as interest expense in the consolidated financial statements. The preferred securities were subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company had entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.

During January 2024, the Company secured $300.0 million in short-term borrowings through the Bank Term Funding Program at the Federal Reserve at a rate of 4.87%, maturing in March 2024, to fund expected net loan growth.

NOTE I:  INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000’s omitted)	2023	2022	2021
Current:
Federal	$36,617	$41,025	$35,507
State and other	7,193	9,899	8,158
Deferred:
Federal	(4,877)	1,163	5,493
State and other	(2,626)	146	2,496
Provision for income taxes	$36,307	$52,233	$51,654

Components of the net deferred tax asset, included in other assets, as of December 31, 2023 and 2022 are as follows:

(000’s omitted)	2023	2022
Investment securities	$157,456	$191,953
Allowance for credit losses	16,398	15,346
Employee benefits	5,727	5,775
Operating lease liabilities	10,211	7,552
Other, net	6,023	4,385
Deferred tax asset	195,815	225,011

Goodwill and intangibles	39,366	39,454
Operating lease right-of-use assets	9,872	7,303
Loan origination costs	10,777	9,731
Depreciation	383	96
Mortgage servicing rights	306	640
Pension	19,181	18,154
Deferred tax liability	79,885	75,378
Net deferred tax asset	$115,930	$149,633

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(1.7)	(1.3)	(1.1)
State income taxes, net of federal benefit	2.2	3.3	3.6
Stock-based compensation	(0.2)	(0.3)	(0.9)
Federal tax credits	(0.5)	(1.0)	(1.0)
Other, net	0.8	0.0	(0.2)
Effective income tax rate	21.6%	21.7%	21.4%

As of December 31, 2023, 2022 and 2021, there was no amount of material unrecognized tax benefits that would impact the Company’s effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of various examinations and expiration of statutes of limitations on prior tax returns.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of income taxes in the consolidated statements of income. The accrued interest related to tax positions was immaterial.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations. The Company’s federal income tax returns for years after 2019 may still be examined by the Internal Revenue Service. New York State income tax returns for years after 2018 may still be examined by the New York Department of Taxation and Finance. The Company is currently under examination by the New York Department of Taxation and Finance in connection with tax years 2015 to 2017, and has not received notice of proposed adjustments. It is not possible to estimate if and when those examinations may be completed.

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

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at the beginning of year	$151,361	$183,270	$1,656	$1,529
Service cost	4,433	4,959	0	0
Interest cost	7,561	5,334	92	68
Plan amendment / acquisition	0	1,851	0	536
Participant contributions	0	0	0	0
Deferred actuarial loss/(gain)	5,530	(31,759)	165	(306)
Benefits paid	(10,605)	(12,294)	(199)	(171)
Benefit obligation at end of year	158,280	151,361	1,714	1,656
Change in plan assets:
Fair value of plan assets at beginning of year	244,332	290,687	0	0
Actual return of plan assets	28,746	(34,967)	0	0
Participant contributions	0	0	0	0
Employer contributions	4,989	906	199	171
Plan acquisition	0	0	0	0
Benefits paid	(10,605)	(12,294)	(199)	(171)
Fair value of plan assets at end of year	267,462	244,332	0	0
Over/(Under) funded status at year end	$109,182	$92,971	$(1,714)	$(1,656)

Amounts recognized in the consolidated statement of condition were:
Other assets	$123,263	$106,986	$0	$0
Other liabilities	(14,081)	(14,015)	(1,714)	(1,656)
Amounts recognized in accumulated other comprehensive loss/(income) (“AOCI”) were:
Net loss	$33,977	$38,894	$398	$255
Net prior service cost (credit)	2,292	3,112	(549)	(728)
Pre-tax AOCI	36,269	42,006	(151)	(473)
Taxes	(8,955)	(10,351)	41	119
AOCI at year end	$27,314	$31,655	$(110)	$(354)

The benefit obligation for the defined benefit pension plan was $144.2 million and $137.3 million as of December 31, 2023 and 2022, respectively, and the fair value of plan assets as of December 31, 2023 and 2022 was $267.5 million and $244.3 million, respectively. The defined benefit pension plan was amended effective December 31, 2022 to transfer certain obligations from the Company’s non-qualified supplemental pension plan, deferred compensation plan and Restoration Plan (as defined below) into the qualified defined benefit pension plan.

The Company has unfunded supplemental pension plans for certain key active and retired executives. The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $13.6 million and $14.0 million for 2023 and 2022, respectively. The Company also has an unfunded stock balance plan for certain of its nonemployee directors. The projected benefit obligation for the unfunded stock balance plan was immaterial for 2023 and 2022, respectively.

The Company has a non-qualified deferred compensation plan for certain employees (“Restoration Plan”) whose benefits under tax-qualified retirement plans are restricted by the Internal Revenue Code Section 401(a)(17) limitation on compensation. The projected benefit obligation for the unfunded Restoration Plan was $0.4 million for 2023 and immaterial for 2022.

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

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2023	2022	2023	2022
Prior service (credit)/cost	$(620)	$(648)	$135	$135
Net (gain) loss	(3,720)	16,593	108	(249)
Total	$(4,340)	$15,945	$243	$(114)

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2023	2022	2023	2022
Discount rate	5.20%	5.40%	5.20%	5.40%
Expected return on plan assets	7.00%	6.70%	N/A	N/A
Rate of compensation increase	3.50% for 2024 +	3.50% for 2024 +	N/A	N/A
Interest crediting rates	6.00% while employed,	6.00% while employed,	N/A	N/A
	4.47% after termination	3.55% after termination

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000’s omitted)	2023	2022	2021	2023	2022	2021
Service cost	$4,433	$4,959	$5,920	$0	$0	$0
Interest cost	7,561	5,334	5,036	92	68	44
Expected return on plan assets	(16,079)	(19,025)	(18,783)	0	0	0
Plan amendment	0	(556)	0	0	0	0
Amortization of unrecognized net loss	(2,220)	842	3,600	22	23	45
Amortization of prior service cost	820	615	379	(179)	(179)	(179)
Net periodic benefit	$(5,485)	$(7,831)	$(3,848)	$(65)	$(88)	$(90)

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2023	2022	2021	2023	2022	2021
Discount rate	5.40%	3.10%	2.80%	5.40%	3.10%	2.80%
Expected return on plan assets	6.70%	6.70%	7.00%	N/A	N/A	N/A
Rate of compensation increase	4.50% for 2023,	4.00% for 2022,
	3.50% for 2024 +	3.50% for 2023 +	3.50%	N/A	N/A	N/A
Interest crediting rates	6.00% while employed,	6.00% while employed,	6.00% while employed,
	3.55% after termination	1.94% after termination	1.42% after termination	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000’s omitted)	Benefits	Benefits
2024	$13,680	$182
2025	11,811	161
2026	13,040	158
2027	13,065	156
2028	12,625	152
2029-2033	66,724	690

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations. The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and future expense while an increase would have the opposite effect. The expected long-term rate of return was estimated by taking into consideration asset allocation, long-term capital market assumptions, reviewing historical returns on the type of assets held and current economic factors. The mortality tables used to determine future benefit obligations under the plan as of December 31, 2023 were the sex-distinct Pri-2012 Mortality Tables for employees, healthy annuitants and contingent survivors, adjusted for mortality improvements using Scale MP-2021 mortality improvement scale on a generational basis. The appropriateness of the assumptions are reviewed annually.

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

The fair values of the Company’s defined benefit pension plan assets at December 31, 2023 by asset category are as follows:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset category (000’s omitted)	Level 1	Level 2	Level 3	Total
Cash equivalents	$13,441	$0	$0	$13,441
Equity securities:
U.S. large-cap	66,709	0	0	66,709
U.S. mid/small cap	23,127	0	0	23,127
CBU common stock	5,691	0	0	5,691
International	50,270	0	0	50,270
Other	1,966	0	0	1,966
	147,763	0	0	147,763

Fixed income securities:
Government securities	59,107	15,491	0	74,598
Investment grade bonds	0	17,968	0	17,968
	59,107	33,459	0	92,566

Other investments (b)	12,759	0	0	12,759

Total (c)	$233,070	$33,459	$0	$266,529

The fair values of the Company’s defined benefit pension plan assets at December 31, 2022 by asset category are as follows:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset category (000’s omitted)	Level 1	Level 2	Level 3	Total
Cash equivalents	$18,625	$0	$0	$18,625
Equity securities:
U.S. large-cap	52,682	0	0	52,682
U.S. mid/small cap	16,432	0	0	16,432
CBU common stock	6,427	0	0	6,427
International	51,725	0	0	51,725
Other	1,273	0	0	1,273
	128,539	0	0	128,539

Fixed income securities:
Government securities	49,665	6,897	0	56,562
Investment grade bonds	3,648	14,854	0	18,502
High yield(a)	7,134	0	0	7,134
	60,447	21,751	0	82,198

Other investments (b)	14,342	0	0	14,342

Total (c)	$221,953	$21,751	$0	$243,704
(a)	This category is exchange-traded funds representing a diversified index of high yield corporate bonds.
(b)	This category is comprised of exchange-traded funds and mutual funds holding non-traditional investment classes including private equity funds and alternative exchange funds.
(c)	Excludes dividends and interest receivable totaling $0.9 million and $0.6 million at December 31, 2023 and 2022, respectively.

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Money market funds - Managed portfolios, including commercial paper and other fixed income securities issued by U.S. and foreign corporations, asset-backed commercial paper, U.S. government securities, obligations of foreign governments and U.S. and foreign banks, which are valued at the closing price reported on the market on which the underlying securities are traded.
●	Equity securities and other investments – Mutual funds, equity securities and common stock of the Company which are valued at the quoted market price of shares held at year-end.
●	Fixed income securities - U.S. Treasuries, municipal bonds and notes, government sponsored entities, and corporate debt valued at the closing price reported on the active market on which the individual securities are traded or for municipal bonds and notes based on quoted prices for similar assets in the active market.

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation. The Company made a $4.3 million and $0.1 million contribution to its defined benefit pension plan in 2023 and 2022, respectively. The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

401(k) Employee Stock Ownership Plan

The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock. The expense recognized under this plan for the years ended December 31, 2023, 2022 and 2021 was $7.7 million, $7.1 million, and $6.9 million, respectively. Effective January 1, 2010, the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan. The expense recognized for this interest credit contribution for the years ended December 31, 2023, 2022, and 2021 was $1.9 million, $1.4 million, and $1.1 million, respectively.

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

Other Deferred Compensation Arrangements

In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees. All benefits provided under these plans are unfunded and payments to plan participants are made by the Company. At December 31, 2023 and 2022, the Company has recorded a liability of $3.8 million and $4.5 million, respectively. The expense recognized under these plans for the years ended December 31, 2023, 2022, and 2021 was approximately $0.2 million, $0.2 million, and $0.2 million, respectively.

Deferred Compensation Plans for Directors

Directors of the Company may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors. Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares. On the distribution date, the director will receive common stock equal to the accumulated share balance in their account. As of December 31, 2023 and 2022, there were 138,787 and 136,256 shares credited to the participants’ accounts, for which a liability of $5.8 million and $5.5 million was accrued, respectively. The expense recognized under the plan for the years ended December 31, 2023, 2022 and 2021, was $0.2 million, $0.2 million, and $0.2 million, respectively.

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

NOTE K:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees. Under this program, the Company initially authorized four million shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights. The long-term incentive program was amended effective May 25, 2011, May 14, 2014 and May 17, 2017 to authorize an additional 900,000 shares, 1,000,000 shares and 1,000,000 shares, respectively, for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights. Effective May 18, 2022, a new plan was adopted by the Company’s shareholders that authorized 600,000 shares of Company common stock for the same purpose. As of December 31, 2023, the Company has authorization to grant up to approximately 0.6 million additional shares of Company common stock for these instruments.

Nonqualified Stock Options

The Company recognized stock-based compensation expense related to non-qualified stock options of $3.2 million, $2.9 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. A related income tax benefit was recognized of $0.8 million, $0.7 million and $0.6 million for the 2023, 2022 and 2021 years, respectively.

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

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-
		average Exercise
	Outstanding	Price of Shares
Outstanding at December 31, 2021	1,392,705	$50.73
Granted	173,313	71.78
Exercised	(67,566)	41.61
Forfeited	(13,430)	67.88
Outstanding at December 31, 2022	1,485,022	53.45
Granted	252,974	54.06
Exercised	(71,559)	34.27
Forfeited	(24,583)	60.84
Outstanding at December 31, 2023	1,641,854	54.27
Exercisable at December 31, 2023	1,100,927	$50.60

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2023:

	Options outstanding			Options exercisable
		Weighted-	Weighted-		Weighted-
		average	average		average
		Exercise	Remaining		Exercise
Range of Exercise Price	Shares	Price	Life (years)	Shares	Price
$0.00 – $26.00	40,002	$23.04	3.00	40,002	$23.04
$26.01 – $36.00	127,342	35.36	1.21	127,342	35.36
$36.01 – $46.00	249,063	37.95	1.61	249,063	37.95
$46.01 – $56.00	620,331	53.68	6.90	305,167	53.86
$56.01 – $81.00	605,116	67.63	6.13	379,353	64.30
TOTAL	1,641,854	$54.27	5.23	1,100,927	$50.60

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2023 is 5.23 years and 3.89 years, respectively. The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2023 are each $6.9 million.

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

	2023	2022	2021
Weighted-average Fair Value of Options Granted	$14.93	$17.86	$18.43
Assumptions:
Weighted-average expected life (in years)	6.50	6.50	6.50
Future dividend yield	2.48%	2.41%	2.48%
Share price volatility	29.72%	29.88%	30.09%
Weighted-average risk-free interest rate	3.74%	2.16%	1.28%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $6.3 million at December 31, 2023. The weighted-average period over which this unrecognized expense would be recognized is 3.1 years. The total fair value of stock options vested during 2023, 2022, and 2021 were $2.7 million, $2.7 million and $2.5 million, respectively.

During the 12 months ended December 31, 2023 and 2022, proceeds from stock option exercises totaled $2.6 million and $3.2 million, respectively, and the related tax benefits from exercise were approximately $0.3 million for each year. During the twelve months ended December 31, 2023 and 2022, approximately 0.07 million and 0.06 million shares, respectively, were issued in connection with stock option exercises each year. The total intrinsic value of options exercised during 2023, 2022 and 2021 were $1.7 million, $2.0 million and $10.3 million, respectively.

Restricted Stock Awards

Compensation expense is recognized over the vesting period of the awards based on the fair value of the Company’s stock at grant date. The Company recognized stock-based compensation expense related to restricted stock vesting recognized in the income statement for 2023, 2022 and 2021 was approximately $4.5 million, $3.8 million and $2.8 million, respectively.

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

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2023, and changes during the twelve months ended December 31, 2023 and 2022, is presented below:

	Restricted	Weighted-average
	Shares	grant date fair value
Unvested at December 31, 2021	129,448	$64.32
Awards	56,871	71.58
Forfeitures	(2,940)	67.44
Vestings	(49,859)	62.86
Unvested at December 31, 2022	133,520	67.89
Awards	70,338	54.03
Forfeitures	(2,648)	60.56
Vestings	(51,647)	65.55
Unvested at December 31, 2023	149,563	$62.31

Unrecognized stock-based compensation expense related to unvested restricted stock totaled $5.9 million at December 31, 2023, which will be recognized as expense over the next three or five years according to the awards vesting schedule. The weighted-average period over which this unrecognized expense would be recognized is 1.7 years. The total fair value of restricted stock vested during 2023, 2022, and 2021 were $3.4 million, $3.1 million and $2.5 million, respectively.

Performance Awards

The long-term incentive program provides for the issuance of shares of performance award restricted stock to officers and key employees. There are two sets of performance criteria based on the individual award; (1) based on the Company’s cumulative three year Relative Total Shareholder Return (“TSR”) ranking compared to the constituents of the KBW Regional Bank Index, and continued employment weighted at 50%; and (2) three year Average Relative Return on Average Core Tangible Common Equity (“Core ROATCE”) Relative Total Performance Goal weighted at 50%. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Management estimated the fair value of the stock granted under performance criteria (1) using the Monte Carlo Simulation and stock granted under performance criteria (2) using the grant date fair value. Performance shares cliff vest based on performance results for a three year period. Compensation cost is estimated based on the probability that the performance conditions will be achieved. As of December 31, 2023, the compensation cost is estimated at 96% payout under the terms of the plan for the different performance sets. At each reporting period, the Company will reassess the likelihood of achieving the performance criteria and will adjust compensation expense as needed. The shares have voting rights. Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested. Total shares issuable under the plan are 81,138 at December 31, 2023 with 52,588 shares issued in 2023 and 28,550 shares issued in 2022.

	Performance
	Restricted	Weighted-average
	Shares	grant date fair value
Unvested at December 31, 2021	47,820	$29.71
Awards	35,815	34.93
Forfeitures	(51,000)	30.02
Vestings	(636)	35.89
Unvested at December 31, 2022	31,999	34.93
Awards	52,588	25.36
Forfeitures	(2,874)	34.93
Vestings	(575)	34.93
Unvested at December 31, 2023	81,138	$27.15

Unrecognized stock-based compensation expense related to unvested performance restricted stock totaled $1.9 million at December 31, 2023, which will be recognized as expense over the next three years. The weighted-average period over which this unrecognized expense would be recognized is 1.8 years. The total fair value of restricted stock vested during 2023 was immaterial, and was $0.02 million and $0.01 million in 2022 and 2021, respectively.

NOTE L:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of December 31, 2023.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. At December 31, 2023 and 2022 weighted-average anti-dilutive stock options outstanding were immaterial and were 0.1 million at December 31, 2021, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2023, 2022 and 2021.

(000’s omitted, except per share data)	2023	2022	2021
Net income	$131,924	$188,081	$189,694
Income attributable to unvested stock-based compensation awards	(447)	(533)	(445)
Income available to common shareholders	$131,477	$187,548	$189,249

Weighted-average common shares outstanding – basic	53,601	53,896	53,977
Basic earnings per share	$2.45	$3.48	$3.51

Net income	$131,924	$188,081	$189,694
Income attributable to unvested stock-based compensation awards	(447)	(533)	(445)
Income available to common shareholders	$131,477	$187,548	$189,249

Weighted-average common shares outstanding – basic	53,601	53,896	53,977
Assumed exercise of stock options	124	312	423
Weighted-average common shares outstanding – diluted	53,725	54,208	54,400
Diluted earnings per share	$2.45	$3.46	$3.48
Cash dividends declared per share	$1.78	$1.74	$1.70

Stock Repurchase Program

At its December 2023 meeting, the Board of Directors of the Company (the “Board”) approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2024. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

At its December 2022 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2023. There were 607,161 shares of treasury stock purchases made under this authorization during 2023 with an average price paid per share of $49.44.

At its December 2021 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2022. There were 250,000 shares of treasury stock purchases made under this authorization in 2022, with an average price paid per share of $65.51.

At its December 2020 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,680,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2021. There were 67,500 shares of treasury stock purchases made under this authorization in 2021, with an average price paid per share of $71.91.

NOTE M: COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

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

The contract amounts of commitments and contingencies are as follows at December 31:

(000’s omitted)	2023	2022
Commitments to extend credit	$1,494,549	$1,486,791
Standby letters of credit	61,352	57,347
Total	$1,555,901	$1,544,138

Legal Contingencies

On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with pending or threatened legal proceedings or other matters in which claims for monetary damages are asserted. For those matters where it is probable that the Company will incur losses and the amounts of the losses are reasonably estimable, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of losses for matters where an exposure is not currently estimable or considered probable is not believed to be material in the aggregate. This is based on information currently available to the Company and involves elements of judgment and significant uncertainties.

The Company recorded a loss contingency in 2023 related to the anticipated settlement, following mediation, of a threatened collective and class action asserted against CBNA on behalf of certain nonexempt branch employees, regarding unpaid wages under the Fair Labor Standards Act and applicable state labor laws. On February 5, 2024, following a mediation held on February 1, 2024, the Company agreed to a settlement in the amount of $5.8 million, and the Company anticipates it will execute a settlement agreement in connection with this matter in the first quarter of 2024. The settlement is subject to documentation and Court approval. As the aforementioned event provided additional evidence of conditions that existed at the December 31, 2023 balance sheet date, the Company has therefore recorded a $5.8 million litigation accrual for the year ended December 31, 2023.

On November 16, 2023, the FDIC issued a final rulemaking that implemented a special assessment to recover the uninsured deposit losses from bank failures that occurred during 2023. The final rule anticipates collecting the special assessment over eight quarterly assessment periods beginning in 2024 at an annual rate of approximately 13.4 basis points of uninsured deposits that exceeded $5.0 billion as of December 31, 2022. The Company accrued $1.5 million of expense related to the FDIC special assessment in 2023. Total FDIC insurance expense was $9.5 million, $5.5 million and $4.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE N:  LEASES

The Company has operating leases for certain offices and certain equipment. These leases have remaining terms that range from less than one year to 12 years. Options to extend the leases range from a single extension option of one year to multiple extension options for up to 40 years. Certain agreements include an option to terminate the lease within one year.

The components of lease expense are as follows:

(000’s omitted)	2023	2022	2021
Operating lease cost	$9,358	$8,568	$8,397
Variable lease cost	68	108	50
Short-term lease cost (1)	64	65	148
Total lease cost	$9,490	$8,741	$8,595

(1)Short-term lease cost includes the cost of leases with terms of twelve months or less, excluding leases with terms of one month or less.

Supplemental cash flow information related to leases is as follows:

(000’s omitted)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$8,584	$8,402

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	19,301	6,758

Supplemental balance sheet information related to leases is as follows:

(000’s omitted, except lease term and discount rate)	2023	2022
Operating leases
Operating lease right-of-use assets	$40,036	$30,069

Operating lease liabilities	41,409	31,091

Weighted average remaining lease term
Operating leases	6.5 years	4.9 years

Weighted average discount rate
Operating leases	3.79%	2.89%

Maturities of lease liabilities as of December 31, 2023 are as follows:

(000’s omitted)	Operating Leases
2024	$9,661
2025	8,590
2026	7,379
2027	5,264
2028	3,854
Thereafter	13,048
Total lease payments	47,796
Less imputed interest	(6,387)
Total	$41,409

Maturities of lease liabilities as of December 31, 2022 are as follows:

(000’s omitted)	Operating Leases
2023	$8,995
2024	7,579
2025	5,992
2026	4,180
2027	2,547
Thereafter	4,333
Total lease payments	33,626
Less imputed interest	(2,535)
Total	$31,091

Included in the Company’s operating leases are related party leases where BPAS-APS and OneGroup, subsidiaries of the Company, lease office space from 706 North Clinton, LLC (“706 North Clinton”), an entity the Company holds a 50% membership interest in through its subsidiary OPFC II. As of December 31, 2023, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $3.1 million and $3.2 million, respectively. As of December 31, 2022, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $3.6 million and $3.6 million, respectively. As of December 31, 2023, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 6.1 years and 3.69%, respectively. As of December 31, 2022, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 7.0 years and 3.68%, respectively.

The maturities of the Company’s related party lease liabilities as of December 31, 2023 are as follows:

(000’s omitted)	706 North Clinton, LLC
2024	$591
2025	605
2026	615
2027	506
2028	506
Thereafter	715
Total lease payments	3,538
Less imputed interest	(368)
Total	$3,170

The maturities of the Company’s related party lease liabilities as of December 31, 2022 are as follows:

(000’s omitted)	706 North Clinton, LLC
2023	$591
2024	591
2025	605
2026	615
2027	506
Thereafter	1,221
Total lease payments	4,129
Less imputed interest	(493)
Total	$3,636

As of December 31, 2023, the Company has six additional operating leases for office space associated with new bank branches that are signed but have not yet commenced with lease terms ranging from 10 to 15 years. The Company will be involved to varying degrees in the construction and design of the space and anticipates that the operating leases will commence during 2024. Upon commencement, lease right-of-use assets and lease liabilities of approximately $9.1 million will be recorded in the consolidated statements of condition.

NOTE O: REGULATORY MATTERS

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the OCC for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2023, the Bank had approximately $156.9 million in undivided profits legally available for the payment of dividends.

In addition, the Board of Governors of the FRB and the OCC are authorized to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The FRB has indicated that banking organizations should generally pay dividends only out of current operating earnings. The OCC may take enforcement actions for a variety of supervisory concerns, including violations of laws, rules or regulations and unsafe and unsound practices. As a result, the OCC could also establish individual minimum capital ratios (“IMCR”) for the Bank that are higher than the regulatory minimums. This would impair the Bank’s ability to pay dividends to the Company.

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

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2023, that the Company and Bank meet all applicable capital adequacy requirements.

The Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.50% for both 2023 and 2022. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer in 2023 and 2022, the Company and the Bank must maintain: (i) Common equity Tier 1 capital to total risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 10.5%. As of December 31, 2023 and 2022, the amounts, ratios and requirements for the Company are presented below. As of December 31, 2023, the OCC categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.

					For capital adequacy		To be well-capitalized
			For capital adequacy		purposes plus Capital		under prompt
	Actual		purposes		Conservation Buffer		corrective action
(000’s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community Bank System, Inc.:
2023
Tier 1 Leverage ratio	$1,402,188	9.34%	$600,442	4.00%			$750,553	5.00%
Common equity tier 1 capital	1,402,042	14.75%	427,618	4.50%	$665,184	7.00%	617,671	6.50%
Tier 1 risk-based capital	1,402,188	14.76%	570,158	6.00%	807,723	8.50%	760,210	8.00%
Total risk-based capital	1,468,920	15.46%	760,210	8.00%	997,776	10.50%	950,263	10.00%
2022
Tier 1 Leverage ratio	$1,381,598	8.79%	$628,485	4.00%			$785,606	5.00%
Common equity tier 1 capital	1,381,439	15.71%	395,771	4.50%	$615,644	7.00%	571,669	6.50%
Tier 1 risk-based capital	1,381,598	15.71%	527,695	6.00%	747,568	8.50%	703,593	8.00%
Total risk-based capital	1,442,529	16.40%	703,593	8.00%	923,466	10.50%	879,491	10.00%

Community Bank, N.A.:
2023
Tier 1 Leverage ratio	$1,139,569	7.70%	$591,877	4.00%			$739,846	5.00%
Common equity tier 1 capital	1,139,423	12.11%	423,442	4.50%	$658,688	7.00%	611,639	6.50%
Tier 1 risk-based capital	1,139,569	12.11%	564,590	6.00%	799,835	8.50%	752,786	8.00%
Total risk-based capital	1,206,301	12.82%	752,786	8.00%	988,032	10.50%	940,983	10.00%
2022
Tier 1 Leverage ratio	$1,122,639	7.26%	$618,874	4.00%			$773,593	5.00%
Common equity tier 1 capital	1,122,480	12.86%	392,800	4.50%	$611,022	7.00%	567,378	6.50%
Tier 1 risk-based capital	1,122,639	12.86%	523,733	6.00%	741,955	8.50%	698,311	8.00%
Total risk-based capital	1,183,570	13.56%	698,311	8.00%	916,533	10.50%	872,889	10.00%

NOTE P: PARENT COMPANY STATEMENTS

The condensed statements of condition of the parent company, Community Bank System, Inc., at December 31 are as follows:

(000’s omitted)	2023	2022
Assets:
Cash and cash equivalents	$134,023	$160,045
Investment securities	10,352	7,881
Investment in and advances to:
Bank subsidiary	1,341,146	1,194,314
Non-bank subsidiaries	226,202	207,172
Other assets	20,765	17,106
Total assets	$1,732,488	$1,586,518

Liabilities and shareholders’ equity:
Accrued interest and other liabilities	$34,551	$31,564
Borrowings	0	3,249
Shareholders’ equity	1,697,937	1,551,705
Total liabilities and shareholders’ equity	$1,732,488	$1,586,518

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2023	2022	2021
Revenues:
Dividends from subsidiaries:
Bank subsidiary	$89,500	$53,000	$125,000
Non-bank subsidiaries	10,000	55,000	14,000
Interest and dividends on investments	343	342	245
Gain on debt extinguishment	242	0	0
Total revenues	100,085	108,342	139,245
Expenses:
Interest on borrowings	38	153	446
Other expenses	6,877	6,091	5,717
Total expenses	6,915	6,244	6,163

Income before tax benefit and equity in undistributed net income of subsidiaries	93,170	102,098	133,082
Income tax benefit	2,227	2,942	3,964
Income before equity in undistributed net income of subsidiaries	95,397	105,040	137,046
Equity in undistributed net income of subsidiaries	36,527	83,041	52,648
Net income	$131,924	$188,081	$189,694
Other comprehensive income (loss), net of tax:
Changes in other comprehensive income (loss) related to pension and other post retirement obligations	$4,097	$(15,831)	$13,403
Changes in other comprehensive income (loss) related to unrealized gains (losses) on investment securities	125,450	(619,981)	(126,107)
Other comprehensive income (loss)	129,547	(635,812)	(112,704)
Comprehensive income (loss)	$261,471	$(447,731)	$76,990

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2023	2022	2021
Operating activities:
Net income	$131,924	$188,081	$189,694
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(36,527)	(83,041)	(52,648)
Gain on debt extinguishment	(242)	0	0
Net change in other assets and other liabilities	(573)	2,155	(3,050)
Net cash provided by operating activities	94,582	107,195	133,996
Investing activities:
Purchases of investment securities	(2,237)	(175)	(5,173)
Capital contributions to	0	0	(12,918)
Net cash used in investing activities	(2,237)	(175)	(18,091)
Financing activities:
Repayment of advances from subsidiaries	(533)	(506)	(482)
Repayment of borrowings	(3,000)	0	(77,320)
Issuance of common stock	10,284	8,922	16,155
Purchase of treasury stock	(30,233)	(16,614)	(5,106)
Increase in deferred compensation arrangements	217	236	252
Cash dividends paid	(95,102)	(93,387)	(91,051)
Net cash used in financing activities	(118,367)	(101,349)	(157,552)
Change in cash and cash equivalents	(26,022)	5,671	(41,647)
Cash and cash equivalents at beginning of year	160,045	154,374	196,021
Cash and cash equivalents at end of year	$134,023	$160,045	$154,374

Supplemental disclosures of cash flow information:
Cash paid for interest	$45	$180	$560
Supplemental disclosures of noncash financing activities:
Dividends declared and unpaid	$24,168	$23,763	$23,235
Advances from subsidiaries	533	506	482

NOTE Q:  FAIR VALUE

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

	December 31, 2023
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,019,089	$61,694	$0	$2,080,783
Obligations of state and political subdivisions	0	474,363	0	474,363
Government agency mortgage-backed securities	0	348,526	0	348,526
Corporate debt securities	0	7,394	0	7,394
Government agency collateralized mortgage obligations	0	8,926	0	8,926
Total available-for-sale investment securities	2,019,089	900,903	0	2,919,992
Equity securities	372	0	0	372
Mortgage loans held for sale	0	414	0	414
Commitments to originate real estate loans for sale	0	0	2	2
Forward sales commitments	0	6	0	6
Total	$2,019,461	$901,323	$2	$2,920,786

	December 31, 2022
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$3,178,189	$65,348	$0	$3,243,537
Obligations of state and political subdivisions	0	504,297	0	504,297
Government agency mortgage-backed securities	0	384,633	0	384,633
Corporate debt securities	0	7,114	0	7,114
Government agency collateralized mortgage obligations	0	12,270	0	12,270
Total available-for-sale investment securities	3,178,189	973,662	0	4,151,851
Equity securities	419	0	0	419
Commitments to originate real estate loans for sale	0	0	5	5
Forward sales commitments	0	5	0	5
Interest rate swap agreements asset	0	1	0	1
Interest rate swap agreements liability	0	(1)	0	(1)
Total	$3,178,608	$973,667	$5	$4,152,280

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available for sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note C for further disclosure of the fair value of investment securities.

●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $0.4 million at December 31, 2023. There were no mortgage loans held for sale at December 31, 2022. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swap agreements – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from third parties. The fair value of the interest rate swaps are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	December 31, 2023				December 31, 2022
				Total Fair				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$3,014	$3,014	$0	$0	$0	$0
Other real estate owned	0	0	1,159	1,159	0	0	503	503
Mortgage servicing rights	0	0	162	162	0	0	1,169	1,169
Contingent consideration	0	0	(5,150)	(5,150)	0	0	(2,800)	(2,800)
Total	$0	$0	$(815)	$(815)	$0	$0	$(1,128)	$(1,128)

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 73.8% at December 31, 2023, and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There is a valuation allowance of approximately $1.2 million and $0.7 million at December 31, 2023 and 2022, respectively.

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

The contingent consideration related to the FBD acquisition completed in 2021 was revalued at December 31, 2023. The remaining contingent consideration accrual was adjusted to the maximum potential amount of $2.7 million. A revaluation was previously performed at June 30, 2023, resulting in a $0.1 million decrease to the fair value of the contingent consideration. As of December 31, 2023, using a potential probability of achievement of 100%, the Company recorded an additional $1.7 million acquisition-related contingent consideration adjustment in the consolidated statements of income related to the FBD acquisition. The total adjustments for 2023 were $1.6 million, for an adjusted fair value of $2.7 million at December 31, 2023.

The first of the two required payments were made on the TGA contingent consideration in the third quarter of 2023 in the amount of $2.4 million, based on actual retained revenue results. The remaining contingent consideration liability related to the TGA acquisition was revalued at December 31, 2023. Based on an estimated probability of achievement of 100%, the remaining contingent consideration was adjusted to the maximum of $1.0 million. A revaluation was previously performed at June 30, 2023, resulting in a $1.1 million adjustment to the fair value of the contingent consideration. An additional adjustment of $0.1 million was made as of October 1, 2023 after the first contingent consideration payment was made. Based on the results of the December 2023 revaluation, the Company recorded an additional $0.5 million acquisition-related contingent consideration adjustment as of December 31, 2023 in the consolidated statements of income related to the TGA acquisition. The total adjustments for 2023 were $1.7 million, less the current year payout of $2.4 million, for an adjusted fair value of $1.0 million at December 31, 2023.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated. If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill. In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill. It also requires use of a discount rate that reflects the current return expectation of the market in relation to present risk-free interest rates, expected equity market premiums, peer volatility indicators and company-specific risk indicators. The Company did not recognize an impairment charge during 2023 or 2022.

The Company determines fair values based on quoted market values, where available, estimates of present values, or other valuation techniques. Those techniques are significantly affected by the assumptions used, including, but not limited to, the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2023 are as follows:

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
(000’s omitted, except per loan data)	Fair Value	Technique	Inputs	(Weighted Average)
Individually assessed loans	$3,014	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	1,159	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 73.8% (45.8%)
Commitments to originate real estate loans for sale	2	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	162	Discounted cash flow	Weighted average constant prepayment rate	4.2% - 5.1% (4.2%)
			Weighted average discount rate	4.6% - 5.0% (4.9%)
			Adequate compensation	$7/loan
Contingent consideration	(5,150)	Discounted cash flow	Discount rate	6.7% - 6.9% (6.9%)
			Probability of achievement	100%

The significant unobservable inputs used in the determination of fair value of assets classified as Level 3 on a recurring or non-recurring basis as of December 31, 2022 are as follows:

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
(000’s omitted, except per loan data)	Fair Value	Technique	Inputs	(Weighted Average)
Other real estate owned	$503	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 72.8% (35.7%)
Commitments to originate real estate loans for sale	5	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	1,169	Discounted cash flow	Weighted average constant prepayment rate	2.9% - 3.3% (2.9%)
			Weighted average discount rate	4.6% - 4.9% (4.9%)
			Adequate compensation	$7/loan
Contingent consideration	(2,800)	Discounted cash flow	Discount rate	5.9% - 6.2% (6.1%)
			Probability of achievement	44.9% - 53.5% (50.1%)

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at December 31, 2023 and 2022 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	December 31, 2023		December 31, 2022
	Carrying		Carrying
(000’s omitted)	Value	Fair Value	Value	Fair Value
Financial assets:
Net loans	$9,637,929	$9,293,902	$8,748,335	$8,696,185
Held-to-maturity securities	1,172,174	1,121,816	1,079,695	1,034,795
Financial liabilities:
Deposits	12,928,121	12,907,605	13,012,308	12,981,487
Overnight borrowings	53,000	53,000	768,400	768,400
Securities sold under agreement to repurchase, short-term	304,595	304,595	346,652	346,652
Other Federal Home Loan Bank borrowings	407,603	410,385	19,474	19,377
Subordinated notes payable	0	0	3,249	3,249

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

Borrowings and subordinated notes payable have been classified as a Level 2 valuation. The fair value of overnight borrowings and securities sold under agreement to repurchase, short-term, is the amount payable on demand at the reporting date. Fair values for other FHLB borrowings and subordinated notes payable are estimated using discounted cash flows and interest rates currently being offered on similar securities. The differences between the carrying values of subordinated notes payable and their fair values are not material as of the reporting dates.

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

NOTE R: VARIABLE INTEREST ENTITIES

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

The carrying amount of the assets and liabilities of 706 North Clinton and the classification of these assets and liabilities in the Company’s consolidated statements of condition at December 31 is as follows:

(000’s omitted)	2023	2022
Cash and cash equivalents	$182	$226
Premises and equipment, net	5,291	5,455
Other assets	74	65
Total assets	$5,547	$5,746
Accrued interest and other liabilities / Total liabilities	$0	$0

In addition to the assets and liabilities of 706 North Clinton, the minority interest in 706 North Clinton of $2.8 million at December 31, 2023 is included in the Company’s consolidated statements of condition. The creditors of 706 North Clinton do not have a claim on the general assets of the Company. The Company’s maximum loss exposure net of minority interest in 706 North Clinton is approximately $3.9 million as of December 31, 2023, including a $1.1 million loss exposure related to the financing agreement between the other member of 706 North Clinton and the Bank.

NOTE S:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking, Employee Benefit Services and All Other as its reportable operating business segments. CBNA operates the Banking segment that provides full-service banking to consumers, businesses, and governmental units with branch locations in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts. Employee Benefit Services, which includes operating subsidiaries of BPAS, BPA, BPAS-APS, BPAS Trust Company of Puerto Rico, NRS, GTC, HB&T, and FBD, provides employee benefit trust, collective investment fund, retirement plan and health savings account administration, fund administration, transfer agency, actuarial, and health and welfare consulting services. The All Other segment is comprised of: (a) wealth management services including trust services provided by the Nottingham trust division within the Bank, broker-dealer and investment advisory services provided by CISI, Carta Group and Wealth Partners, as well as asset management provided by Nottingham; and (b) full-service insurance, risk management and employee benefit services provided by OneGroup. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee			Consolidated
(000’s omitted)	Banking	Benefit Services	All Other	Eliminations	Total
2023
Net interest income	$435,083	$1,711	$491	$0	$437,285
Provision for credit losses	11,203	0	0	0	11,203
Loss on sales of investment securities	(52,329)	0	0	0	(52,329)
Gain on debt extinguishment	242	0	0	0	242
Other noninterest revenues	73,533	121,355	80,640	(8,607)	266,921
Amortization of intangible assets	4,363	6,452	3,696	0	14,511
Acquisition expenses	16	8	39	0	63
Acquisition-related contingent consideration adjustment	0	1,600	1,680	0	3,280
Restructuring expenses	1,163	0	0	0	1,163
Litigation accrual	5,800	0	0	0	5,800
Other operating expenses	315,024	75,873	65,578	(8,607)	447,868
Income before income taxes	$118,960	$39,133	$10,138	$0	$168,231
Assets	$15,323,489	$245,967	$106,363	$(120,066)	$15,555,753
Goodwill	$732,598	$85,384	$27,414	$0	$845,396
Core deposit intangibles & Other intangibles	$9,117	$26,883	$16,591	$0	$52,591
2022
Net interest income	$420,273	$319	$38	$0	$420,630
Provision for credit losses	14,773	0	0	0	14,773
Noninterest revenues	75,480	117,956	73,126	(7,837)	258,725
Amortization of intangible assets	4,753	6,607	3,854	0	15,214
Acquisition expenses	5,018	3	0	0	5,021
Acquisition-related contingent consideration adjustment	0	(500)	200	0	(300)
Other operating expenses	283,942	71,466	56,762	(7,837)	404,333
Income before income taxes	$187,267	$40,699	$12,348	$0	$240,314
Assets	$15,616,885	$226,135	$96,924	$(104,293)	$15,835,651
Goodwill	$732,088	$85,384	$24,369	$0	$841,841
Core deposit intangibles & Other intangibles	$12,304	$33,411	$15,281	$0	$60,996
2021
Net interest income	$374,078	$293	$41	$0	$374,412
Provision for credit losses	(8,839)	0	0	0	(8,839)
Noninterest revenues	67,910	116,621	68,834	(7,130)	246,235
Amortization of intangible assets	4,744	6,033	3,274	0	14,051
Acquisition expenses	638	36	27	0	701
Acquisition-related contingent consideration adjustment	0	200	0	0	200
Other operating expenses	265,525	64,423	50,368	(7,130)	373,186
Income before income taxes	$179,920	$46,222	$15,206	$0	$241,348
Assets	$15,325,732	$257,879	$97,391	$(128,345)	$15,552,657
Goodwill	$689,868	$85,321	$23,920	$0	$799,109
Core deposit intangibles & Other intangibles	$9,087	$40,018	$16,121	$0	$65,226

NOTE T:  RESTRUCTURING

In the fourth quarter of 2023, the Company initiated a retail customer service workforce optimization plan in the Banking segment in order to improve operational efficiency by more closely aligning bank branch staffing levels with shifting customer behaviors including conducting a smaller amount of transactions in branches and a larger amount of transactions digitally. In connection with this retail customer service workforce optimization plan, the Company reduced its bank branch network workforce by approximately 99 employees and recorded $1.2 million of accrued severance payments in restructuring expenses in the consolidated statements of income and in accrued interest and other liabilities in the consolidated statements of condition. Severance payments in the amount of $1.1 million and $0.1 million were made in the fourth quarter of 2023 and first quarter of 2024, respectively. The Company does not expect to incur any further restructuring expenses in connection with this retail customer service workforce optimization plan.

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

Such events and transactions were evaluated through the date these consolidated financial statements were available to be issued and the Company determined such an event had occurred. See Note B: Acquisitions for description of an acquisition that occurred subsequent to year-end and Note M: Commitments and Contingencies for description of a litigation accrual recorded due to the anticipated settlement of a threatened collective and class action matter subsequent to year-end.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

By: /s/ Dimitar A. Karaivanov

Dimitar A. Karaivanov,

President, Chief Executive Officer and Director

By: /s/ Joseph E. Sutaris

Joseph E. Sutaris,

Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Community Bank System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Community Bank System, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Credit Losses - Qualitative Adjustments

As described in Notes A and D to the consolidated financial statements, management estimates the allowance for credit losses using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. As of December 31, 2023, the allowance for credit losses was $66.7 million on loans of $9.7 billion. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquired loans, delinquency level, risk ratings or term of loans as well as actual and forecasted macroeconomic trends, such as unemployment rates and changes in property values such as home prices, commercial real estate prices and automobile prices, gross domestic product, median household income net of inflation and other relevant factors. For qualitative macroeconomic adjustments, management uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios.

The principal considerations for our determination that performing procedures relating to qualitative adjustments to the allowance for credit losses is a critical audit matter are (i) the significant judgment by management when determining qualitative adjustments to the allowance for credit losses; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of qualitative adjustments; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s allowance for credit losses estimation process, including controls over certain qualitative adjustments. These procedures also included, among others (i) testing management’s process for determining certain qualitative adjustments to the allowance for credit losses; (ii) evaluating the appropriateness of management’s methodology; (iii) testing the completeness and accuracy of data used in certain qualitative adjustments; and (iv) evaluating the reasonableness of certain qualitative adjustments. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of certain qualitative adjustments.

/s/PricewaterhouseCoopers LLP

Buffalo, New York

February 29, 2024

We have served as the Company’s auditor since 1984.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the SEC’s rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2023 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

Certain of the Company’s officers or directors have made elections to participate in, and are participating in, the Company’s dividend reinvestment plan and 401(k) plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options or the settlement of restricted stock, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10 pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), and of Regulation S-K will be included in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, to be filed with the SEC on or about March 29, 2024 (the “Proxy Statement”). The information concerning the Company’s Directors will appear under the caption “Director Nominee Qualifications and Experience” in the Proxy Statement. The information concerning the Company’s Code of Ethics will appear under the caption “Code of Ethics” in the Proxy Statement. The information regarding the Company’s Audit Committee and the Audit Committee Financial Expert will appear under the caption “Audit Committee Report.” The information regarding compliance with Section 16(a) will appear under the caption “Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference. The information concerning the Company’s executive officers is presented under the “Information about our Executive Officers” section of Item 1 contained in Part I of this Annual Report on Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Company’s Proxy Statement. The information required by Item 201(d) of Regulation S-K concerning equity compensation plans is presented under the caption “Equity Compensation Plan Information” on page 31 of this Annual Report on Form 10-K.

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

-Consolidated Statements of Condition,

December 31, 2023 and 2022

-Consolidated Statements of Income,

Years ended December 31, 2023, 2022, and 2021

-Consolidated Statements of Comprehensive Income,

Years ended December 31, 2023, 2022, and 2021

-Consolidated Statements of Changes in Shareholders’ Equity,

Years ended December 31, 2023, 2022, and 2021

-Consolidated Statements of Cash Flows,

Years ended December 31, 2023, 2022, and 2021

-Notes to Consolidated Financial Statements,

December 31, 2023

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

10.1

Employment Agreement, dated as of January 4, 2021, by and between Community Bank System, Inc., Community Bank, N.A., and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 6, 2021 (Registration No. 001-13695). (2)

10.2

Supplemental Retirement Plan Agreement, effective as of December 31, 2008, by and among Community Bank, N.A., Community Bank System, Inc., and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695). (2)

10.3

Amendment to Supplemental Retirement Plan Agreement, dated January 5, 2018, by and among Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 5, 2018 (Registration No. 001-13695). (2)

10.4

Employment Agreement, dated July 5, 2023, by and among Community Bank System, Inc., Community Bank, N.A., and Dimitar Karaivanov. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on July 5, 2023 (Registration No. 001-13695). (2)

10.5

Employment Agreement, dated as of January 4, 2021, by and between Community Bank System, Inc., Community Bank, N.A., and Joseph E. Sutaris. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 6, 2021 (Registration No. 001-13695). (2)

10.6

Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and between Community Bank System Inc., Community Bank, N.A., and Brian D. Donahue. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695). (2)

10.7

Supplemental Retirement Plan Agreement, dated as of October 18, 2013, by and among Community Bank System, Inc., Community Bank, N.A., and George J. Getman. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 23, 2013 (Registration No. 001-13695). (2)

10.8

Supplemental Retirement Plan Agreement, effective September 29, 2009, by and between Community Bank System Inc., Community Bank, N.A., and Scott Kingsley. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (Registration No. 001-13695). (2)

10.9

Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden. Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.10

Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford Belden. Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.11

Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough. Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). (2)

10.12

2004 Long-Term Incentive Compensation Program, as amended. Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on December 19, 2012 (Registration No. 001-13695). (2)

10.13	2014 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on May 2, 2017 (Registration No. 001-13695). (2)

10.14

Community Bank System, Inc. 2022 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on May 6, 2022 (Registration No. 001-13695). (2)

10.15	Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). (2)

10.16

Community Bank System, Inc. Restoration Plan, effective June 1, 2018. Incorporated by reference to Exhibit No. 10.4 to the Current Report on Form 8-K filed on May 21, 2018 (Registration No. 001-13695). (2)

10.17

Community Bank System, Inc. Executive Severance Plan, dated July 18, 2023. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on July 21, 2023 (Registration No. 001-13695). (2)

10.18

Community Bank System, Inc. Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on June 30, 2017 (Registration No. 333-219098). (2)

10.19

Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004. Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.20

Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”). Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.21

Community Bank System, Inc. 401(k) Employee Stock Ownership Plan, dated as of December 20, 2011. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on December 20, 2013 (Registration No. 001-13695). (2)

10.22

Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 1996 Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.23

Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees. Incorporated by reference to Exhibit 10.4 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.24

Merchants Bank Amended and Restated Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.7 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.25	Merchants Bank Salary Continuation Plan. Incorporated by reference to Exhibit 10.9 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

21.1	Subsidiaries of Registrant. (1)

23.1	Consent of PricewaterhouseCoopers LLP. (1)

31.1

Certification of Dimitar A. Karaivanov, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Dimitar A. Karaivanov, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2

Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

97.1	Policy for the Recovery of Erroneously Awarded Compensation (1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (1)
(1)	Filed herewith.
(2)	Denotes management contract or compensatory plan or arrangement.
(3)	Furnished herewith.

B.         Not applicable.

C.         Not applicable.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By:
/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov
President and Chief Executive Officer
February 29, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of February 2024.

By:
/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:
/s/ Joseph E. Sutaris
Joseph E. Sutaris
Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Brian R. Ace	/s/ Susan E. Skerritt

Brian R. Ace, Director	Susan E. Skerritt, Director

/s/ Mark J. Bolus	/s/ Sally A. Steele

Mark J. Bolus, Director	Sally A. Steele, Director

/s/ Neil E. Fesette	/s/ Eric E. Stickels

Neil E. Fesette, Director	Eric E. Stickels, Director and Chair of the Board of Directors

/s/ Jeffery J. Knauss	/s/ Michele Sullivan

Jeffery J. Knauss, Director	Michele Sullivan, Director

/s/ Kerrie D. MacPherson	/s/ Mark E. Tryniski

Kerrie D. MacPherson, Director	Mark E. Tryniski, Director

/s/ John Parente	/s/ John F. Whipple, Jr.

John Parente, Director	John F. Whipple Jr., Director

/s/ Raymond C. Pecor, III
Raymond C. Pecor, III, Director