Form 10-Q
period 2024-03-31
COMMUNITY BANK SYSTEM, INC.
filed 2024-05-10
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on April 30, 2024: 52,771,156 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$338,381	$190,962
Available-for-sale investment securities, includes pledged securities that can be sold or repledged of $393,453 and $598,873, respectively (cost of $3,287,497 and $3,301,607, respectively)	2,863,864	2,919,992
Held-to-maturity securities (fair value of $1,131,615 and $1,121,816, respectively)	1,217,472	1,172,174
Equity and other securities (cost of $69,892 and $72,275, respectively)	70,778	73,146

Loans	9,883,500	9,704,598
Allowance for credit losses	(70,091)	(66,669)
Loans, net of allowance for credit losses	9,813,409	9,637,929

Goodwill	849,790	845,396
Core deposit intangibles, net	7,248	8,159
Other intangibles, net	47,401	44,432
Goodwill and intangible assets, net	904,439	897,987

Premises and equipment, net	170,974	173,418
Accrued interest and fees receivable	53,762	54,534
Other assets	425,591	435,611

Total assets	$15,858,670	$15,555,753

Liabilities:
Noninterest-bearing deposits	$3,554,686	$3,638,527
Interest-bearing deposits	9,797,336	9,289,594
Total deposits	13,352,022	12,928,121

Overnight borrowings	0	53,000
Securities sold under agreement to repurchase, short-term	287,241	304,595
Other Federal Home Loan Bank borrowings	395,122	407,603
Accrued interest and other liabilities	167,330	164,497
Total liabilities	14,201,715	13,857,816

Commitments and contingencies (See Note J)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,540,107 and 54,372,292 shares issued, respectively	54,540	54,372
Additional paid-in capital	1,063,508	1,060,289
Retained earnings	1,205,994	1,188,869
Accumulated other comprehensive loss	(583,816)	(556,892)
Treasury stock, at cost (1,775,546 shares, including 100,870 shares held by deferred compensation arrangements at March 31, 2024 and 1,045,232 shares including 120,556 shares held by deferred compensation arrangements at December 31, 2023)	(89,027)	(55,592)
Deferred compensation arrangements (100,870 and 120,556 shares, respectively)	5,756	6,891
Total shareholders’ equity	1,656,955	1,697,937

Total liabilities and shareholders’ equity	$15,858,670	$15,555,753

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2024	2023
Interest income:
Interest and fees on loans	$127,498	$100,362
Interest and dividends on taxable investments	21,902	21,938
Interest and dividends on nontaxable investments	3,259	3,582
Total interest income	152,659	125,882

Interest expense:
Interest on deposits	36,785	9,928
Interest on borrowings	8,884	4,924
Total interest expense	45,669	14,852

Net interest income	106,990	111,030
Provision for credit losses	6,148	3,500
Net interest income after provision for credit losses	100,842	107,530

Noninterest revenues:
Deposit service fees	14,251	12,896
Mortgage banking	345	275
Other banking services	3,656	3,260
Employee benefit services	31,698	29,384
Insurance services	11,109	11,522
Wealth management services	9,210	8,245
Loss on sales of investment securities	0	(52,329)
Gain on debt extinguishment	0	242
Unrealized gain on equity securities	16	0
Total noninterest revenues	70,285	13,495

Noninterest expenses:
Salaries and employee benefits	73,063	71,487
Data processing and communications	14,348	13,129
Occupancy and equipment	11,362	11,024
Amortization of intangible assets	3,576	3,667
Legal and professional fees	4,341	5,201
Business development and marketing	3,045	2,901
Litigation accrual	119	0
Acquisition expenses	35	57
Other expenses	8,195	6,586
Total noninterest expenses	118,084	114,052

Income before income taxes	53,043	6,973
Income taxes	12,171	1,175
Net income	$40,872	$5,798

Basic earnings per share	$0.77	$0.11
Diluted earnings per share	$0.76	$0.11

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2024	2023
Pension and other post-retirement obligations:
Amortization of actuarial losses (gains) included in net periodic pension cost, gross	$290	$(549)
Tax effect	(71)	134
Amortization of actuarial losses (gains) included in net periodic pension cost, net	219	(415)

Amortization of prior service cost included in net periodic pension cost, gross	160	160
Tax effect	(39)	(39)
Amortization of prior service cost included in net periodic pension cost, net	121	121

Other comprehensive income (loss) related to pension and other post-retirement obligations, net of taxes	340	(294)

Net unrealized (losses) gains on investment securities:
Net unrealized holding (losses) gains on investment securities, gross	(36,066)	91,260
Tax effect	8,802	(22,227)
Net unrealized holding (losses) gains on investment securities, net	(27,264)	69,033

Reclassification adjustment for net losses included in net income, gross	0	52,329
Tax effect	0	(12,714)
Reclassification adjustment for net losses included in net income, net	0	39,615

Other comprehensive (loss) gain related to unrealized (losses) gains on investment securities, net of taxes	(27,264)	108,648

Other comprehensive (loss) income, net of tax	(26,924)	108,354
Net income	40,872	5,798
Comprehensive income	$13,948	$114,152

	As of
	March 31,	December 31,
	2024	2023
Accumulated Other Comprehensive Loss by Component:
Unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	$(35,668)	$(36,118)
Tax effect	8,804	8,914
Net unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	(26,864)	(27,204)

Unrealized loss on investment securities	(735,056)	(698,990)
Tax effect	178,104	169,302
Net unrealized loss on investment securities	(556,952)	(529,688)

Accumulated other comprehensive loss	$(583,816)	$(556,892)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2024 and 2023

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at December 31, 2023	53,327,060	$54,372	$1,060,289	$1,188,869	$(556,892)	$(55,592)	$6,891	$1,697,937

Net income				40,872				40,872

Other comprehensive loss, net of tax					(26,924)			(26,924)

Dividends declared:
Common, $0.45 per share				(23,747)				(23,747)

Common stock activity under employee stock plans	167,815	168	788					956

Stock-based compensation			2,378					2,378

Distribution of stock under deferred compensation arrangements	20,769		53			1,082	(1,135)	0

Treasury stock purchased	(751,083)					(34,517)		(34,517)

Balance at March 31, 2024	52,764,561	$54,540	$1,063,508	$1,205,994	$(583,816)	$(89,027)	$5,756	$1,656,955

Balance at December 31, 2022	53,737,249	$54,190	$1,050,231	$1,152,452	$(686,439)	$(26,485)	$7,756	$1,551,705

Net income				5,798				5,798

Other comprehensive income, net of tax					108,354			108,354

Dividends declared:
Common, $0.44 per share				(23,723)				(23,723)

Common stock activity under employee stock plans	169,333	170	343					513

Stock-based compensation			2,272					2,272

Distribution of stock under deferred compensation arrangements	19,264		(44)			1,126	(1,082)	0

Treasury stock purchased	(200,929)					(10,966)	60	(10,906)

Balance at March 31, 2023	53,724,917	$54,360	$1,052,802	$1,134,527	$(578,085)	$(36,325)	$6,734	$1,634,013

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net income	$40,872	$5,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,280	3,304
Amortization of intangible assets	3,576	3,667
Net amortization on securities, loans and borrowings	2,195	508
Stock-based compensation	2,378	2,272
Gain on debt extinguishment	0	(242)
Provision for credit losses	6,148	3,500
Amortization of mortgage servicing rights	188	233
Loss on sales of investment securities	0	52,329
Unrealized gain on equity securities	(16)	0
Income from bank-owned life insurance policies	(613)	(587)
Net gain on sale of assets	(873)	(399)
Change in other assets and liabilities	22,758	6,991
Net cash provided by operating activities	79,893	77,374
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	16,177	20,543
Proceeds from maturities, calls, and paydowns of held-to-maturity investment securities	498	10
Proceeds from maturities and redemptions of equity and other investment securities, net	2,671	32,148
Proceeds from sales of available-for-sale investment securities	0	733,789
Purchases of held-to-maturity investment securities	(38,448)	(3,310)
Purchases of equity and other securities	(287)	(3,319)
Net increase in loans	(187,949)	(179,292)
Cash paid for acquisitions	(5,995)	(2,061)
Proceeds from sales of premises, equipment and other assets	1,216	1,634
Purchases of premises and equipment	(2,559)	(4,070)
Net cash (used in) provided by investing activities	(214,676)	596,072
Financing activities:
Net increase in deposits	423,901	98,364
Net decrease in overnight borrowings	(53,000)	(710,000)
Net decrease in securities sold under agreement to repurchase, short-term	(17,354)	(42,045)
Payments on and maturities of other Federal Home Loan Bank borrowings	(12,511)	(2,215)
Redemption of subordinated notes payable	0	(3,000)
Proceeds from the issuance of common stock	956	513
Purchases of treasury stock	(34,517)	(10,966)
Increase in deferred compensation arrangements	0	60
Cash dividends paid	(24,028)	(23,708)
Withholding taxes paid on share-based compensation	(1,245)	(1,047)
Net cash provided by (used in) financing activities	282,202	(694,044)
Change in cash and cash equivalents	147,419	(20,598)
Cash and cash equivalents at beginning of period	190,962	209,896
Cash and cash equivalents at end of period	$338,381	$189,298
Supplemental disclosures of cash flow information:
Cash paid for interest	$44,997	$14,815
Cash paid for income taxes	3,362	1,065
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	23,887	23,778
Transfers from loans to other real estate	693	18
Transfers from premises and equipment, net to other assets	0	1,443
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	32	32
Fair value of liabilities assumed	999	9
Contingent consideration in exchange for acquired assets	3,066	0

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY BANK SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2024 is unaudited; however, in the opinion of Community Bank System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024.

NOTE B: ACQUISITIONS

Subsequent Period Acquisition

On April 1, 2024, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”), completed the acquisition of a New York based insurance agency for $4.2 million in cash plus contingent consideration with an estimated fair value of $1.0 million at acquisition date. The effects of the acquisition will be included in the consolidated financial statements from that date.

Current and Prior Period Acquisitions

On February 1, 2024, the Company, through its subsidiary Benefit Plans Administrative Services, LLC (“BPA”), completed the acquisition of certain assets of Creative Plan Designs Limited (“CPD”), a financial services company that provides employee benefit plan design, administration and consulting services. Total consideration was $5.9 million in cash plus contingent consideration with an estimated fair value of $3.0 million at acquisition date. The effects of the acquired assets are included in the consolidated financial statements from that date. Revenues and direct expenses included in the consolidated statement of income for the three months ended March 31, 2024 were immaterial.

The acquisition of CPD includes contingent consideration arrangements that require additional consideration to be paid by the Company based on the future revenue levels of CPD over approximately three years and a contract holdback payment. The contract holdback will be paid upon satisfaction of certain customer retention requirements, and will be prorated based on actual results. The contract holdback amount was estimated at the maximum level of $1.5 million at the acquisition date. The revenue-based contingent consideration is payable in four installments, based on future revenue levels of CPD in 2024, 2025, 2026 and the first quarter of 2027. The range of undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $2.0 million for the first three payments in total and a variable amount for the fourth payment, which is between zero and a percentage of annualized revenue above a threshold for a particular revenue stream in the first quarter of 2027. The fair value of the contingent consideration recognized on the acquisition date of $3.0 million was estimated by applying the income approach, a measure that is based on significant Level 3 inputs not readily observable in the market. Key assumptions at the date of acquisition include (1) a discount rate range of 15.1% to 19.1% to present value the payments and (2) probability of achievement of future revenue levels of 82%.

During 2023, the Company, through its subsidiaries OneGroup, OneGroup Wealth Partners, Inc. (“Wealth Partners”) and Benefit Plans Administrative Services, Inc. (“BPAS”), completed the acquisition of certain assets of financial services companies. The acquired companies provide insurance, wealth management and benefit plan recordkeeping services and are headquartered in New York, Pennsylvania, and Florida. Total aggregate consideration for these acquisitions was $8.1 million, including $6.7 million in cash and $1.4 million in contingent consideration arrangements. The contingent consideration arrangements are based on achieving certain levels of retained revenue over a period ranging from two to five years. The fair value of these arrangements has been recorded based on the assumption that retained revenue levels will meet or exceed the required threshold for the maximum contingent consideration payments. Aggregate assets acquired were $5.1 million, including $4.9 million of customer list intangible assets, and the Company recorded goodwill of $3.0 million. The effects of the acquired assets have been included in the consolidated financial statements since the date of acquisition. The operations of these acquisitions have been integrated into the Company and discrete reporting of revenues and direct expenses for the three months ended March 31, 2024 and 2023 is not practicable.

On March 1, 2023, the Company, through its subsidiary Community Bank, N.A. (“CBNA”), completed the acquisition of certain assets of Axiom Realty Group, which includes Axiom Capital Corp., Axiom Realty Management, LLC and Axiom Realty Advisors, LLC (collectively referred to as “Axiom”), a commercial real estate finance and advisory firm, for $1.8 million in cash. The Company recorded a $1.2 million customer list intangible and recognized $0.6 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.6 million and $0.1 million and direct expenses of approximately $0.7 million and $0.2 million were included in the consolidated statements of income for the three months ended March 31, 2024 and 2023, respectively.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions, and are subject to adjustment based on updated information not available at the time of the acquisitions. During the first quarter of 2024, an additional cash consideration payment of $0.1 million was made associated with a 2023 acquisition based upon the receipt of new information resulting in a $0.1 million increase to the carrying value of other intangibles and had no impact on the carrying value of goodwill.

The Axiom acquisition generally expanded the Company’s lending presence nationwide. The OneGroup and Wealth Partners acquisitions generally expanded the Company’s insurance and wealth management presence in New York, Florida and Pennsylvania. The BPAS and BPA acquisitions generally expanded the Company’s employee benefit services presence in New York. Management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2024	2023
(000s omitted)	CPD	Axiom	Other(1)	Total
Consideration:
Cash	$5,861	$1,819	$6,832	$8,651
Contingent consideration	3,066	0	1,450	1,450
Total net consideration	8,927	1,819	8,282	10,101

Recognized amounts of identifiable assets acquired and liabilities assumed:
Premises and equipment, net	6	25	41	66
Other assets	26	2	175	177
Other intangibles	5,500	1,176	5,064	6,240
Other liabilities	(999)	(9)	(9)	(18)
Total identifiable assets, net	4,533	1,194	5,271	6,465
Goodwill	$4,394	$625	$3,011	$3,636
(1)	Includes amounts for all OneGroup, Wealth Partners and BPAS acquisitions completed in 2023.

The other intangibles related to the CPD acquisition are being amortized using an accelerated method over an estimated useful life of twelve years. The other intangibles related to the OneGroup, Wealth Partners and BPAS acquisitions completed in 2023 and the Axiom acquisition are being amortized using an accelerated method over an estimated useful life of eight years. The goodwill, which is not amortized for book purposes, was assigned to the Employee Benefit Services segment for the CPD acquisition and the BPAS acquisition completed in 2023, the Insurance segment for the OneGroup acquisitions completed in 2023, the Wealth Management segment for the Wealth Partners acquisition completed in 2023, and the Banking and Corporate segment for the Axiom acquisition. Goodwill arising from all of the acquisitions completed in the first quarter of 2024 and 2023 is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses were immaterial during both the three months ended March 31, 2024 and 2023 and have been separately stated in the consolidated statements of income.

NOTE C: ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 84 through 97 of the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 except as noted below.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2024, $30.2 million of accounts receivable, including $8.7 million of unbilled fee revenue, and $3.6 million of unearned revenue, was recorded in the consolidated statements of condition. As of December 31, 2023, $41.7 million of accounts receivable, including $8.1 million of unbilled fee revenue, and $0.8 million of unearned revenue, was recorded in the consolidated statements of condition.

Segment Information

Effective January 1, 2024, the Company changed its determination of reportable segments and reportable measure of segment profit or loss in connection with the appointment of the Company’s new President and Chief Executive Officer, who serves as the Company’s chief operating decision maker (“CODM”), and changes in the information the CODM regularly reviews and uses to allocate resources and assess performance. The appointment of the Company’s new President and Chief Executive Officer followed the retirement of the Company’s former President and Chief Executive Officer, who previously served as the Company’s CODM until December 31, 2023. The change in determination of reportable segments was also driven by a change in the disaggregation of segment information that management believes would be useful to readers of the financial statements and to also align its reportable segments with financial information communicated to external parties, the Board of Directors and the business leaders who regularly meet with the CODM that also review this information at the same level of disaggregation. The change in reportable measure of segment profit or loss aligns with a change in the measurement principles of the internal reporting package used by the CODM to allocate resources and assess performance, which is presented on an operating basis excluding certain items considered non-core to the underlying business. Effective January 1, 2024, the Company has identified (1) Banking and Corporate; (2) Employee Benefit Services; (3) Insurance; and (4) Wealth Management as its reportable segments and determined that operating income before income taxes is the reportable measure of segment profit or loss that the CODM regularly reviews and uses to allocate resources and assess performance. The Company’s insurance services revenue and wealth management services revenue are reported separately in the Insurance reportable segment and Wealth Management reportable segment, respectively. The prior period has been recast to conform to the new current period presentation. See Note L for more detail on segment information.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period’s presentation.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance by the CODM. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of January 1, 2024 and the enhanced disclosures are expected to be initially provided in its December 31, 2024 Form 10-K in alignment with the mandatory effective dates of the ASU.

New Accounting Pronouncements

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

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,382,653	$0	$327,136	$2,055,517	$2,381,168	$0	$300,385	$2,080,783
Obligations of state and political subdivisions	496,983	630	37,464	460,149	502,879	1,469	29,985	474,363
Government agency mortgage-backed securities	391,020	46	58,587	332,479	400,062	76	51,612	348,526
Corporate debt securities	8,000	0	560	7,440	8,000	0	606	7,394
Government agency collateralized mortgage obligations	8,841	0	562	8,279	9,498	0	572	8,926
Total available-for-sale portfolio	$3,287,497	$676	$424,309	$2,863,864	$3,301,607	$1,545	$383,160	$2,919,992

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,116,458	$0	$85,460	$1,030,998	$1,109,101	$0	$50,866	$1,058,235
Government agency mortgage-backed securities	101,014	477	874	100,617	63,073	688	180	63,581
Total held-to-maturity portfolio	$1,217,472	$477	$86,334	$1,131,615	$1,172,174	$688	$51,046	$1,121,816

Equity and Other Securities:
Equity securities, at fair value	$252	$136	$0	$388	$251	$121	$0	$372
Federal Home Loan Bank common stock	29,866	0	0	29,866	32,526	0	0	32,526
Federal Reserve Bank common stock	33,568	0	0	33,568	33,568	0	0	33,568
Other equity securities, at adjusted cost	6,206	750	0	6,956	5,930	750	0	6,680
Total equity and other securities	$69,892	$886	$0	$70,778	$72,275	$871	$0	$73,146

Included in the Company’s investment securities portfolio is Federal Reserve Bank (“FRB”) common stock with a carrying value of $33.6 million at both March 31, 2024 and December 31, 2023. The investment in FRB stock represents approximately half of the total required subscription, and the remaining half is unpaid and remains subject to call by the FRB.

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of March 31, 2024

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000’s omitted)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,055,517	$327,136	$2,055,517	$327,136
Obligations of state and political subdivisions	85,364	1,635	313,287	35,829	398,651	37,464
Government agency mortgage-backed securities	2,642	41	326,890	58,546	329,532	58,587
Corporate debt securities	0	0	7,440	560	7,440	560
Government agency collateralized mortgage obligations	0	0	8,262	562	8,262	562
Total available-for-sale investment portfolio	$88,006	$1,676	$2,711,396	$422,633	$2,799,402	$424,309

Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$527,314	$28,776	$503,684	$56,684	$1,030,998	$85,460
Government agency mortgage-backed securities	68,342	832	1,367	42	69,709	874
Total held-to-maturity portfolio	$595,656	$29,608	$505,051	$56,726	$1,100,707	$86,334

As of December 31, 2023

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000’s omitted)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,080,783	$300,385	$2,080,783	$300,385
Obligations of state and political subdivisions	63,541	878	287,191	29,107	350,732	29,985
Government agency mortgage-backed securities	8,586	55	336,266	51,557	344,852	51,612
Corporate debt securities	0	0	7,394	606	7,394	606
Government agency collateralized mortgage obligations	0	0	8,907	572	8,907	572
Total available-for-sale investment portfolio	$72,127	$933	$2,720,541	$382,227	$2,792,668	$383,160

Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$536,885	$15,953	$521,350	$34,913	$1,058,235	$50,866
Government agency mortgage-backed securities	18,951	158	1,393	22	20,344	180
Total held-to-maturity portfolio	$555,836	$16,111	$522,743	$34,935	$1,078,579	$51,046

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds two corporate debt securities in an unrealized loss position and, based on an analysis of the financial position of the issuers including financial performance, liquidity and regulatory capital ratios, the issuers of the securities show a remote risk of default. Timely interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of March 31, 2024 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of March 31, 2024. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $11.6 million at March 31, 2024 and is excluded from the estimate of credit losses.

Securities classified as held-to-maturity are included under the Current Expected Credit Loss (“CECL”) methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at March 31, 2024 all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future, and these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, AAA from Moody’s Investor Services, and AA+ from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of March 31, 2024. Accrued interest receivable on held-to-maturity debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $3.3 million at March 31,2024 and is excluded from the estimate of credit losses. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000’s omitted)	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$14,764	$14,603
Due after one through five years	0	0	1,682,697	1,517,578
Due after five years through ten years	556,091	527,314	492,385	438,082
Due after ten years	560,367	503,684	697,790	552,843
Subtotal	1,116,458	1,030,998	2,887,636	2,523,106
Government agency mortgage-backed securities	101,014	100,617	391,020	332,479
Government agency collateralized mortgage obligations	0	0	8,841	8,279
Total	$1,217,472	$1,131,615	$3,287,497	$2,863,864

Investment securities with a carrying value of $2.76 billion and $2.14 billion at March 31, 2024 and December 31, 2023, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $393.5 million and $598.9 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at March 31, 2024 and December 31, 2023, respectively. All securities sold under agreement to repurchase as of March 31, 2024 and December 31, 2023 have an overnight and continuous maturity.

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

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	March 31,	December 31,
(000’s omitted)	2024	2023
CRE – multifamily	$658,278	$619,794
CRE – owner occupied	777,302	752,774
CRE – non-owner occupied	1,750,038	1,711,198
Commercial & industrial and other business loans	1,034,581	1,000,630
Consumer mortgage	3,317,467	3,285,018
Consumer indirect	1,716,028	1,703,440
Consumer direct	183,750	185,229
Home equity	446,056	446,515
Gross loans, including deferred origination costs	9,883,500	9,704,598
Allowance for credit losses	(70,091)	(66,669)
Loans, net of allowance for credit losses	$9,813,409	$9,637,929

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of March 31, 2024 and December 31, 2023:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
March 31, 2024	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$0	$0	$0	$0	$658,278	$658,278
CRE – owner occupied	1,602	0	1,536	3,138	774,164	777,302
CRE – non-owner occupied	247	0	13,368	13,615	1,736,423	1,750,038
Commercial & industrial and other business loans	1,402	0	647	2,049	1,032,532	1,034,581
Consumer mortgage	17,265	3,115	27,066	47,446	3,270,021	3,317,467
Consumer indirect	16,604	865	0	17,469	1,698,559	1,716,028
Consumer direct	1,163	72	21	1,256	182,494	183,750
Home equity	3,848	502	2,266	6,616	439,440	446,056
Total	$42,131	$4,554	$44,904	$91,589	$9,791,911	$9,883,500

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2023	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$0	$0	$0	$0	$619,794	$619,794
CRE – owner occupied	1,477	0	1,953	3,430	749,344	752,774
CRE – non-owner occupied	2,311	0	17,964	20,275	1,690,923	1,711,198
Commercial & industrial and other business loans	880	0	336	1,216	999,414	1,000,630
Consumer mortgage	18,434	4,559	26,043	49,036	3,235,982	3,285,018
Consumer indirect	20,215	776	0	20,991	1,682,449	1,703,440
Consumer direct	1,579	135	23	1,737	183,492	185,229
Home equity	3,546	416	2,368	6,330	440,185	446,515
Total	$48,442	$5,886	$48,687	$103,015	$9,601,583	$9,704,598

No interest income on nonaccrual loans was recognized during the three months ended March 31, 2024 and 2023. An immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

The Company uses several credit quality indicators to assess credit risk in an ongoing manner. The Company’s primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as “pass”, “special mention”, “substandard”, or “doubtful”. Credit risk ratings are applied to loans individually based on a case-by-case evaluation. In general, the following are the definitions of the Company’s credit quality indicators:

Pass	The condition of the borrower and the performance of the loans are satisfactory or better.
Special Mention	The condition of the borrower has deteriorated and the loan has potential weaknesses, although the loan performs as agreed. Loss may be incurred at some future date if conditions deteriorate further.
Substandard

The condition of the borrower has significantly deteriorated and the loan has a well-defined weakness or weaknesses. The performance of the loan could further deteriorate and incur loss if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at March 31, 2024 and December 31, 2023:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$4,033	$90,550	$145,314	$54,120	$19,298	$148,210	$27,281	$120,765	$609,571
Special mention	0	13,175	7,298	0	64	5,322	0	8,258	34,117
Substandard	0	0	0	504	0	1,825	149	12,112	14,590
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$4,033	$103,725	$152,612	$54,624	$19,362	$155,357	$27,430	$141,135	$658,278
Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – owner occupied:
Risk rating
Pass	$24,861	$57,943	$86,027	$56,267	$45,668	$262,877	$27,624	$172,799	$734,066
Special mention	0	3,193	2,328	2,130	627	13,392	706	2,797	25,173
Substandard	0	874	2,672	895	1,496	6,890	367	4,869	18,063
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$24,861	$62,010	$91,027	$59,292	$47,791	$283,159	$28,697	$180,465	$777,302
Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – non-owner occupied:
Risk rating
Pass	$46,146	$142,425	$253,828	$109,985	$85,180	$321,511	$393,412	$268,762	$1,621,249
Special mention	160	41	819	15,879	1,292	31,513	18,976	5,781	74,461
Substandard	0	947	135	157	303	24,366	100	27,354	53,362
Doubtful	0	0	0	966	0	0	0	0	966
Total CRE – non-owner occupied	$46,306	$143,413	$254,782	$126,987	$86,775	$377,390	$412,488	$301,897	$1,750,038
Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial & industrial and other business loans:
Risk rating
Pass	$49,198	$127,095	$126,984	$85,922	$31,062	$126,058	$361,048	$58,138	$965,505
Special mention	579	14,812	2,134	2,101	1,412	4,416	16,650	2,250	44,354
Substandard	14	36	944	597	392	912	15,766	6,061	24,722
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$49,791	$141,943	$130,062	$88,620	$32,866	$131,386	$393,464	$66,449	$1,034,581
Current period gross charge-offs	$0	$64	$0	$0	$0	$0	$195	$2	$261

Total business lending:
Risk rating
Pass	$124,238	$418,013	$612,153	$306,294	$181,208	$858,656	$809,365	$620,464	$3,930,391
Special mention	739	31,221	12,579	20,110	3,395	54,643	36,332	19,086	178,105
Substandard	14	1,857	3,751	2,153	2,191	33,993	16,382	50,396	110,737
Doubtful	0	0	0	966	0	0	0	0	966
Total business lending	$124,991	$451,091	$628,483	$329,523	$186,794	$947,292	$862,079	$689,946	$4,220,199
Current period gross charge-offs	$0	$64	$0	$0	$0	$0	$195	$2	$261

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$90,888	$145,337	$52,058	$19,982	$41,992	$112,287	$3,237	$106,580	$572,361
Special mention	13,175	7,317	0	65	0	3,522	0	8,289	32,368
Substandard	0	959	0	0	551	1,293	150	12,112	15,065
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$104,063	$153,613	$52,058	$20,047	$42,543	$117,102	$3,387	$126,981	$619,794
Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – owner occupied:
Risk rating
Pass	$58,544	$89,616	$58,798	$46,465	$80,361	$192,345	$28,023	$158,652	$712,804
Special mention	3,258	2,384	649	639	1,472	11,962	743	6,064	27,171
Substandard	880	108	922	1,480	514	7,531	941	423	12,799
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$62,682	$92,108	$60,369	$48,584	$82,347	$211,838	$29,707	$165,139	$752,774
Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$19	$0	$19

CRE – non-owner occupied:
Risk rating
Pass	$143,106	$255,699	$111,306	$86,560	$60,646	$275,458	$387,559	$265,348	$1,585,682
Special mention	42	827	16,109	1,311	109	29,648	18,806	3,506	70,358
Substandard	947	136	1,123	2,996	1,248	20,578	100	27,542	54,670
Doubtful	0	0	0	488	0	0	0	0	488
Total CRE – non-owner occupied	$144,095	$256,662	$128,538	$91,355	$62,003	$325,684	$406,465	$296,396	$1,711,198
Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial & industrial and other business loans:
Risk rating
Pass	$146,627	$133,529	$94,764	$34,572	$34,714	$99,525	$337,388	$55,222	$936,341
Special mention	15,306	2,071	1,491	1,557	2,553	1,854	16,341	8,045	49,218
Substandard	38	800	558	477	323	1,305	10,800	770	15,071
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$161,971	$136,400	$96,813	$36,606	$37,590	$102,684	$364,529	$64,037	$1,000,630
Current period gross charge-offs	$0	$160	$0	$0	$0	$36	$569	$0	$765

Total business lending:
Risk rating
Pass	$439,165	$624,181	$316,926	$187,579	$217,713	$679,615	$756,207	$585,802	$3,807,188
Special mention	31,781	12,599	18,249	3,572	4,134	46,986	35,890	25,904	179,115
Substandard	1,865	2,003	2,603	4,953	2,636	30,707	11,991	40,847	97,605
Doubtful	0	0	0	488	0	0	0	0	488
Total business lending	$472,811	$638,783	$337,778	$196,592	$224,483	$757,308	$804,088	$652,553	$4,084,396
Current period gross charge-offs	$0	$160	$0	$0	$0	$36	$588	$0	$784

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

The following tables detail the balances in all other loan categories at March 31, 2024 and December 31, 2023:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$64,407	$349,747	$347,072	$448,044	$195,758	$740,946	$0	$93,588	$2,239,562
Nonperforming	0	0	435	599	599	5,037	0	191	6,861
Total FICO AB	64,407	349,747	347,507	448,643	196,357	745,983	0	93,779	2,246,423
FICO CDE(2)
Performing	27,228	148,818	146,921	162,313	100,186	390,278	37,639	34,341	1,047,724
Nonperforming	0	559	2,843	1,837	2,253	14,418	360	1,050	23,320
Total FICO CDE	27,228	149,377	149,764	164,150	102,439	404,696	37,999	35,391	1,071,044
Total consumer mortgage	$91,635	$499,124	$497,271	$612,793	$298,796	$1,150,679	$37,999	$129,170	$3,317,467
Current period gross charge-offs	$0	$0	$0	$0	$0	$93	$0	$0	$93

Consumer indirect:
Performing	$163,183	$640,930	$524,062	$240,137	$60,246	$86,605	$0	$0	$1,715,163
Nonperforming	0	240	289	78	19	239	0	0	865
Total consumer indirect	$163,183	$641,170	$524,351	$240,215	$60,265	$86,844	$0	$0	$1,716,028
Current period gross charge-offs	$0	$943	$1,282	$393	$175	$267	$0	$0	$3,060

Consumer direct:
Performing	$22,640	$69,889	$46,515	$22,634	$6,682	$8,574	$6,722	$1	$183,657
Nonperforming	0	26	17	0	0	25	25	0	93
Total consumer direct	$22,640	$69,915	$46,532	$22,634	$6,682	$8,599	$6,747	$1	$183,750
Current period gross charge-offs	$0	$274	$254	$227	$17	$41	$60	$0	$873

Home equity:
Performing	$11,042	$59,649	$61,180	$61,104	$30,104	$66,718	$125,865	$27,626	$443,288
Nonperforming	0	225	176	38	357	683	908	381	2,768
Total home equity	$11,042	$59,874	$61,356	$61,142	$30,461	$67,401	$126,773	$28,007	$446,056
Current period gross charge-offs	$0	$0	$23	$0	$0	$0	$0	$0	$23
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$354,967	$353,185	$456,871	$199,429	$157,159	$606,591	$0	$86,067	$2,214,269
Nonperforming	0	371	764	605	279	5,187	0	195	7,401
Total FICO AB	354,967	353,556	457,635	200,034	157,438	611,778	0	86,262	2,221,670
FICO CDE(2)
Performing	148,443	150,585	164,839	103,003	71,710	331,839	39,630	30,098	1,040,147
Nonperforming	53	2,629	2,477	1,629	1,785	13,201	367	1,060	23,201
Total FICO CDE	148,496	153,214	167,316	104,632	73,495	345,040	39,997	31,158	1,063,348
Total consumer mortgage	$503,463	$506,770	$624,951	$304,666	$230,933	$956,818	$39,997	$117,420	$3,285,018
Current period gross charge-offs	$0	$0	$0	$0	$85	$584	$0	$0	$669

Consumer indirect:
Performing	$681,824	$572,799	$273,035	$71,428	$45,203	$58,375	$0	$0	$1,702,664
Nonperforming	84	443	101	42	19	87	0	0	776
Total consumer indirect	$681,908	$573,242	$273,136	$71,470	$45,222	$58,462	$0	$0	$1,703,440
Current period gross charge-offs	$926	$3,595	$1,969	$1,171	$570	$1,121	$0	$0	$9,352

Consumer direct:
Performing	$80,169	$52,826	$26,617	$8,282	$4,604	$5,697	$6,875	$1	$185,071
Nonperforming	33	41	47	0	2	23	12	0	158
Total consumer direct	$80,202	$52,867	$26,664	$8,282	$4,606	$5,720	$6,887	$1	$185,229
Current period gross charge-offs	$206	$813	$450	$110	$110	$159	$161	$0	$2,009

Home equity:
Performing	$61,065	$62,801	$63,102	$31,094	$25,721	$44,832	$126,939	$28,177	$443,731
Nonperforming	0	162	10	253	260	533	1,053	513	2,784
Total home equity	$61,065	$62,963	$63,112	$31,347	$25,981	$45,365	$127,992	$28,690	$446,515
Current period gross charge-offs	$0	$0	$0	$64	$0	$44	$11	$0	$119
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

Business lending loans greater than $0.5 million that are on nonaccrual are individually assessed and, if necessary, a specific allocation of the allowance for credit losses is provided. A summary of individually assessed business loans as of March 31, 2024 and December 31, 2023 follows:

	March 31,	December 31,
(000’s omitted)	2024	2023
Loans with allowance allocation	$10,189	$3,484
Loans without allowance allocation	4,322	15,750
Carrying balance	14,511	19,234
Contractual balance	14,645	19,249
Specifically allocated allowance	965	470

The average carrying balance of individually assessed loans was $14.5 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively. No interest income was recognized on individually assessed loans for the three months ended March 31, 2024 and 2023.

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

The following table presents the amortized cost basis of loans at March 31, 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below. The Company did not have any modifications to borrowers experiencing financial difficulty other than term extensions. During the three months ended March 31, 2023, the amount of loans that were modified to borrowers experiencing financial difficulty was immaterial.

	Three Months Ended
	March 31, 2024
		Total Class of
	Term	Financing
(000s omitted except for percentages)	Extension	Receivable
CRE – owner occupied	$353	0.05%
CRE – non-owner occupied	224	0.01%
Commercial & industrial and other business loans	108	0.00%
Total	$685	0.01%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

	March 31, 2024
			90+ Days Past
		Past Due 30 –	Due and Still	Non-
(000s omitted)	Current	89 Days	Accruing	Accrual	Total
CRE – owner occupied	$1,686	$0	$0	$0	$1,686
CRE – non-owner occupied	886	0	0	0	886
Commercial & industrial and other business loans	108	0	0	0	108
Consumer mortgage	0	0	0	279	279
Home equity	31	0	0	0	31
Total	$2,711	$0	$0	$279	$2,990

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended March 31, 2024:

Three Months Ended
March 31, 2024
Weighted-Average
Term Extension (Years)
CRE – owner occupied	1.7
CRE – non-owner occupied	8.5
Commercial & industrial and other business loans	3.8
Total	4.2

There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the three months ended March 31, 2024 and 2023.

Allowance for Credit Losses

The following presents by loan segment the activity in the allowance for credit losses during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$26,854	$(261)	$39	$2,739	$29,371
Consumer mortgage	15,333	(93)	3	(753)	14,490
Consumer indirect	18,585	(3,060)	1,209	3,560	20,294
Consumer direct	3,269	(873)	215	744	3,355
Home equity	1,628	(23)	3	(27)	1,581
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	66,669	(4,310)	1,469	6,263	70,091
Liabilities for off-balance-sheet credit exposures	913	0	0	(115)	798
Total allowance for credit losses	$67,582	$(4,310)	$1,469	$6,148	$70,889

	Three Months Ended March 31, 2023
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$23,297	$(175)	$172	$1,933	$25,227
Consumer mortgage	14,343	(19)	7	(53)	14,278
Consumer indirect	17,852	(2,531)	1,347	1,379	18,047
Consumer direct	2,973	(505)	187	375	3,030
Home equity	1,594	0	6	(12)	1,588
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	61,059	(3,230)	1,719	3,622	63,170
Liabilities for off-balance-sheet credit exposures	1,123	0	0	(122)	1,001
Total allowance for credit losses	$62,182	$(3,230)	$1,719	$3,500	$64,171

The allowance for credit losses increased to $70.1 million at March 31, 2024 compared to $66.7 million at December 31, 2023 and $63.2 million at March 31, 2023, reflective of an increase in loans outstanding, a stable economic forecast and an increase in the qualitative assessment of future uncertainty primarily concerning the business lending and consumer indirect portfolios.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $34.4 million at March 31, 2024, and is excluded from the estimate of credit losses and amortized cost basis of loans.

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

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of March 31, 2024. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the impact of a decline in residential real estate and vehicle prices as well as inflation. The scenarios utilized forecast stable unemployment levels, modest GDP and real household income growth, offset by some declines in auto, housing and commercial real estate prices.

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

At March 31, 2024, loans with a carrying amount of approximately $4.44 billion were pledged for the availability to secure certain borrowings with the FHLB and FRB. There were $394.4 million of borrowings outstanding under these arrangements at March 31, 2024.

At March 31, 2024 and December 31, 2023, there were foreclosures in process of $5.2 million and $5.8 million, respectively.

During the three months ended March 31, 2024, the Company did not purchase any loans, while the Company sold $1.2 million of secondary market eligible residential consumer mortgage loans during the period.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(70,125)	$7,248	$77,373	$(69,214)	$8,159
Other intangibles	131,553	(84,152)	47,401	125,919	(81,487)	44,432
Total amortizing intangibles	$208,926	$(154,277)	$54,649	$203,292	$(150,701)	$52,591

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Apr - Dec 2024	$9,940
2025	11,604
2026	10,216
2027	4,564
2028	3,434
Thereafter	14,891
Total	$54,649

Shown below are the components of the Company’s goodwill at December 31, 2023 and March 31, 2024:

(000’s omitted)	December 31, 2023	Additions	March 31, 2024
Goodwill	$845,396	$4,394	$849,790

NOTE G: BORROWINGS

During January 2024, the Company secured $300.0 million in short-term borrowings through the Bank Term Funding Program at the Federal Reserve at a rate of 4.87%, to fund expected net loan growth. These short-term borrowings matured during March 2024 and the Bank Term Funding Program has ceased making new loans as of March 11, 2024.

NOTE H: BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors. The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits. The service cost component of net periodic benefit income is included in the salaries and employee benefits line of the consolidated statements of income, while the other components of net periodic benefit income are included in other expenses. The Company made a $4.0 million contribution to its defined benefit pension plan in the first quarter of 2024. The Company did not make a contribution to its defined benefit pension plan in the first quarter of 2023.

The post-retirement benefits component of net periodic benefit cost for the three months ended March 31, 2024 and 2023 is immaterial. The pension benefits component of net periodic benefit cost for the three months ended March 31, 2024 and 2023 is as follows:

	Pension Benefits
	Three Months Ended
	March 31,
(000’s omitted)	2024	2023
Service cost	$1,173	$1,108
Interest cost	1,898	1,890
Expected return on plan assets	(4,600)	(4,020)
Amortization of unrecognized net loss (gain)	283	(555)
Amortization of prior service cost	205	205
Net periodic benefit	$(1,041)	$(1,372)

NOTE I: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of March 31, 2024.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. At March 31, 2024 and 2023, weighted-average anti-dilutive stock options outstanding were immaterial.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(000’s omitted, except per share data)	2024	2023
Net income	$40,872	$5,798
Income attributable to unvested stock-based compensation awards	(111)	(17)
Income available to common shareholders	$40,761	$5,781

Weighted-average common shares outstanding – basic	53,228	53,843
Basic earnings per share	$0.77	$0.11

Net income	$40,872	$5,798
Income attributable to unvested stock-based compensation awards	(111)	(17)
Income available to common shareholders	$40,761	$5,781

Weighted-average common shares outstanding – basic	53,228	53,843
Assumed exercise of stock options	93	207
Weighted-average common shares outstanding – diluted	53,321	54,050
Diluted earnings per share	$0.76	$0.11

Stock Repurchase Program

At its December 2023 meeting, the Board of Directors of the Company (the “Board”) approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2024. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. There were 750,000 shares of treasury stock purchases made under this authorization during the first quarter of 2024 with an average price paid per share of $45.95.

At its December 2022 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2023. There were 607,161 shares of treasury stock purchases made under this authorization during 2023 with an average price paid per share of $49.44, including 200,000 shares of treasury stock purchases made under this authorization during the first quarter of 2023 with an average price paid per share of $54.53.

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

The contract amounts of commitments and contingencies are as follows:

	March 31,	December 31,
(000’s omitted)	2024	2023
Commitments to extend credit	$1,550,998	$1,494,549
Standby letters of credit	64,901	61,352
Total	$1,615,899	$1,555,901

On November 16, 2023, the FDIC issued a final rulemaking that implemented a special assessment to recover the uninsured deposit losses from bank failures that occurred during 2023. The final rule anticipates collecting the special assessment over eight quarterly assessment periods beginning in 2024 at an annual rate of approximately 13.4 basis points of uninsured deposits that exceeded $5.0 billion as of December 31, 2022. The FDIC has indicated that the amount of the special assessment will be adjusted as their loss estimates change. The Company accrued $1.5 million of expense related to the FDIC special assessment in 2023. During the three months ended March 31, 2024, the Company accrued an additional $0.4 million associated with an expected increase to the FDIC special assessment based on the receipt of new information. Total FDIC insurance expense was $2.6 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively.

Legal Contingencies

On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with pending or threatened legal proceedings or other matters in which claims for monetary damages are asserted. For those matters where it is probable that the Company will incur losses and the amounts of the losses are reasonably estimable, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of losses that are reasonably possible for matters where an exposure is not currently estimable or considered probable is not believed to be material in the aggregate. This is based on information currently available to the Company and involves elements of judgment and significant uncertainties.

The Company recorded a loss contingency in 2023 related to the anticipated settlement, following mediation, of a threatened collective and class action asserted against CBNA on behalf of certain nonexempt branch employees, regarding unpaid wages under the Fair Labor Standards Act and applicable state labor laws. On February 5, 2024, following a mediation held on February 1, 2024, the Company agreed to a settlement in the amount of $5.8 million. A settlement agreement has been executed by the parties and the terms of the settlement have been approved by the Court. The Company recorded a $5.8 million litigation accrual at December 31, 2023 and there was no change as of March 31, 2024.

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

	March 31, 2024
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,995,421	$60,096	$0	$2,055,517
Obligations of state and political subdivisions	0	460,149	0	460,149
Government agency mortgage-backed securities	0	332,479	0	332,479
Corporate debt securities	0	7,440	0	7,440
Government agency collateralized mortgage obligations	0	8,279	0	8,279
Total available-for-sale investment securities	1,995,421	868,443	0	2,863,864
Equity securities	388	0	0	388
Mortgage loans held for sale	0	88	0	88
Commitments to originate real estate loans for sale	0	0	32	32
Forward sales commitments	0	37	0	37
Total	$1,995,809	$868,568	$32	$2,864,409

	December 31, 2023
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,019,089	$61,694	$0	$2,080,783
Obligations of state and political subdivisions	0	474,363	0	474,363
Government agency mortgage-backed securities	0	348,526	0	348,526
Corporate debt securities	0	7,394	0	7,394
Government agency collateralized mortgage obligations	0	8,926	0	8,926
Total available-for-sale investment securities	2,019,089	900,903	0	2,919,992
Equity securities	372	0	0	372
Mortgage loans held for sale	0	414	0	414
Commitments to originate real estate loans for sale	0	0	2	2
Forward sales commitments	0	6	0	6
Total	$2,019,461	$901,323	$2	$2,920,786

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.
●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $0.1 million at March 31, 2024 and $0.4 million at December 31, 2023. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	March 31, 2024				December 31, 2023
				Total Fair				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$9,224	$9,224	$0	$0	$3,014	$3,014
Other real estate owned	0	0	1,742	1,742	0	0	1,159	1,159
Mortgage servicing rights	0	0	76	76	0	0	162	162
Contingent consideration	0	0	(8,216)	(8,216)	0	0	(5,150)	(5,150)
Total	$0	$0	$2,826	$2,826	$0	$0	$(815)	$(815)

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 73.8% at March 31, 2024 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There is a valuation allowance of approximately $1.2 million at March 31, 2024 and December 31, 2023.

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

The contingent consideration related to the FBD acquisition completed in 2021 was revalued at December 31, 2023. The remaining contingent consideration accrual was adjusted to the maximum potential amount of $2.7 million, using a potential probability of achievement of 100%.

The first of the two required payments were made on the TGA contingent consideration in the third quarter of 2023 in the amount of $2.4 million, based on actual retained revenue results. The remaining contingent consideration liability related to the TGA acquisition was revalued at December 31, 2023 for an adjusted fair value of $1.0 million.

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

				Significant Unobservable
	Fair Value at			Input Range
(000’s omitted, except per loan data)	March 31, 2024	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$9,224	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	1,742	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 73.8% (58.8%)
Commitments to originate real estate loans for sale	32	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	76	Discounted cash flow	Weighted average constant prepayment rate	5.0% - 14.4% (5.2%)
			Weighted average discount rate	5.0% - 5.2% (5.2%)
			Adequate compensation	$7/loan
Contingent consideration	(8,216)	Discounted cash flow	Discount rate	6.7% - 19.1% (12.1%)
			Probability of achievement	82.0% - 100.0% (94.1%)

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	December 31, 2023	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$3,014	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	1,159	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 73.8% (45.8%)
Commitments to originate real estate loans for sale	2	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	162	Discounted cash flow	Weighted average constant prepayment rate	4.2% - 5.1% (4.2%)
			Weighted average discount rate	4.6% - 5.0% (4.9%)
			Adequate compensation	$7/loan
Contingent consideration	(5,150)	Discounted cash flow	Discount rate	6.7% - 6.9% (6.9%)
			Probability of achievement	100%

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2024 and December 31, 2023 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$9,813,409	$9,366,599	$9,637,929	$9,293,902
Held-to-maturity securities	1,217,472	1,131,615	1,172,174	1,121,816
Financial liabilities:
Deposits	13,352,022	13,326,950	12,928,121	12,907,605
Overnight borrowings	0	0	53,000	53,000
Securities sold under agreement to repurchase, short-term	287,241	287,241	304,595	304,595
Other Federal Home Loan Bank borrowings	395,122	391,311	407,603	410,385

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

Deposits have been classified as a Level 2 valuation. The fair value of demand deposits, interest-bearing checking deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposit obligations are based on current market rates for similar securities.

Borrowings have been classified as a Level 2 valuation. The fair value of overnight borrowings and securities sold under agreement to repurchase, short-term, is the amount payable on demand at the reporting date. Fair values for other FHLB borrowings are estimated using discounted cash flows and interest rates currently being offered on similar securities.

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

NOTE L: SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM is the President and Chief Executive Officer of the Company. Effective January 1, 2024, the Company has identified (1) Banking and Corporate; (2) Employee Benefit Services; (3) Insurance; and (4) Wealth Management as its reportable segments and determined that operating income before income taxes is the reportable measure of segment profit or loss that the CODM regularly reviews and uses to allocate resources and assess performance. See Note C for further detail on the factors used to identify the Company’s reportable segments and reportable measure of segment profit or loss.

CBNA operates the Banking and Corporate segment that provides a wide array of lending and depository-related products and services to individuals, businesses, and governmental units with branch locations in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts. In addition to these general intermediation services, the Banking and Corporate segment provides treasury management solutions and payment processing services. The Banking and Corporate segment also includes certain corporate overhead-related expenses.

The Employee Benefit Services segment, which includes the operating subsidiaries of Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC, BPAS Trust Company of Puerto Rico, Fringe Benefits Design of Minnesota, Inc. (“FBD”), Northeast Retirement Services, LLC (“NRS”), Global Trust Company, Inc. (“GTC”), and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan and health savings account administration, fund administration, transfer agency, actuarial, and health and welfare consulting services.

The Insurance segment is comprised of personal and commercial lines of insurance and other risk management products and services provided by OneGroup NY, Inc.

The Wealth Management segment is comprised of wealth management services including trust services provided by the Nottingham Trust division within the Bank, broker-dealer and investment advisory services provided by Community Investment Services, Inc., The Carta Group, Inc. and OneGroup Wealth Partners, Inc. as well as asset management services provided by Nottingham Advisors, Inc.

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024) except as follows. Operating noninterest revenues exclude certain items considered non-core to the underlying business including realized and unrealized gains or losses on investment securities and gains or losses on debt extinguishment. Operating noninterest expenses also exclude certain items considered non-core to the underlying business including amortization of intangible assets, acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual and restructuring expenses. Both operating noninterest revenues and operating noninterest expenses include certain intersegment activity associated with transactions between the segments and are eliminated in consolidation. Segment assets include certain segment cash balances held as deposits with CBNA and are eliminated in consolidation.

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	Banking and	Employee		Wealth
(000’s omitted)	Corporate	Benefit Services	Insurance	Management	Total
Three Months Ended March 31, 2024
Net interest income	$106,214	$623	$27	$126	$106,990
Provision for credit losses	6,148	0	0	0	6,148
Operating noninterest revenues	18,185	32,570	11,127	9,636	71,518
Operating noninterest expenses	78,227	20,333	10,123	6,920	115,603
Operating income before income taxes	$40,024	$12,860	$1,031	$2,842	$56,757
Assets	$15,632,930	$254,668	$64,337	$35,138	$15,987,073
Goodwill	$732,598	$89,778	$23,979	$3,435	$849,790
Core deposit intangibles & Other intangibles, net	$8,143	$30,792	$13,757	$1,957	$54,649

Reconciliation of total segment operating income before income taxes to total consolidated income before income taxes:

Total segment operating income before income taxes	$40,024	$12,860	$1,031	$2,842	$56,757
Unrealized gain on equity securities	16	0	0	0	16
Amortization of intangible assets	(973)	(1,725)	(673)	(205)	(3,576)
Acquisition expenses	0	(35)	0	0	(35)
Litigation accrual	0	0	(119)	0	(119)
Total consolidated income before income taxes					$53,043

Reconciliation of total segment operating noninterest revenues to total consolidated noninterest revenues:

Total segment operating noninterest revenues					$71,518
Elimination of intersegment revenues					(1,249)
Unrealized gain on equity securities					16
Total consolidated noninterest revenues					$70,285

Reconciliation of total segment operating noninterest expenses to total consolidated noninterest expenses:

Total segment operating noninterest expenses					$115,603
Elimination of intersegment expenses					(1,249)
Amortization of intangible assets					3,576
Acquisition expenses					35
Litigation accrual					119
Total consolidated noninterest expenses					$118,084

Reconciliation of total segment assets to total consolidated assets:

Total segment assets					$15,987,073
Elimination of intersegment cash and deposits					(128,403)
Total consolidated assets					$15,858,670

	Banking and	Employee		Wealth
(000's omitted)	Corporate	Benefit Services	Insurance	Management	Total
Three Months Ended March 31, 2023
Net interest income	$110,682	$254	$35	$59	$111,030
Provision for credit losses	3,500	0	0	0	3,500
Operating noninterest revenues	16,445	30,187	11,548	8,637	66,817
Operating noninterest expenses	78,413	18,274	8,781	6,095	111,563
Operating income before income taxes	$45,214	$12,167	$2,802	$2,601	$62,784
Assets	$15,045,902	$229,091	$61,244	$29,123	$15,365,360
Goodwill	$733,064	$85,384	$21,990	$2,498	$842,936
Core deposit intangibles & Other intangibles, net	$11,629	$31,778	$13,040	$1,531	$57,978

Reconciliation of total segment operating income before income taxes to total consolidated income before income taxes:

Total segment operating income before income taxes	$45,214	$12,167	$2,802	$2,601	$62,784
Loss on sales of investment securities	(52,329)	0	0	0	(52,329)
Gain on debt extinguishment	242	0	0	0	242
Amortization of intangible assets	(1,206)	(1,633)	(630)	(198)	(3,667)
Acquisition expenses	(17)	0	(40)	0	(57)
Total consolidated income before income taxes					$6,973

Reconciliation of total segment operating noninterest revenues to total consolidated noninterest revenues:

Total segment operating noninterest revenues					$66,817
Elimination of intersegment revenues					(1,235)
Loss on sales of investment securities					(52,329)
Gain on debt extinguishment					242
Total consolidated noninterest revenues					$13,495

Reconciliation of total segment operating noninterest expenses to total consolidated noninterest expenses:

Total segment operating noninterest expenses					$111,563
Elimination of intersegment expenses					(1,235)
Amortization of intangible assets					3,667
Acquisition expenses					57
Total consolidated noninterest expenses					$114,052

Reconciliation of total segment assets to total consolidated assets:

Total segment assets					$15,365,360
Elimination of intersegment cash and deposits					(109,407)
Total consolidated assets					$15,255,953

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three months ended March 31, 2024 and 2023, although in some circumstances the fourth quarter of 2023 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 33. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2024, “last year” and equivalent terms refer to calendar year 2023, “first quarter” refers to the three months ended March 31, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 56.

Critical Accounting Policies and Estimates

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management considers its critical accounting estimates those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Management believes that the critical accounting estimates include the allowance for credit losses; actuarial assumptions associated with the pension, post-retirement and other employee benefit plans; and the carrying value of goodwill and other intangible assets. A summary of the critical accounting policies and estimates used by management is disclosed in the MD&A on pages 32-34 of the most recent Form 10-K (fiscal year ended December 31, 2023) filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024, and there have been no material changes other than those described below regarding the Allowance for Credit Losses. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on page 11 of this Form 10-Q.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s judgment of an estimated amount of lifetime losses expected to be incurred on outstanding loans at the balance sheet date. This is estimated using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The determination of the appropriateness of the ACL is complex and applies significant and highly subjective estimates. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. The Company utilizes three methods for calculating the ACL: cumulative loss, vintage loss and line loss. Historical credit loss experience provides the basis for the estimation of expected future credit losses in all three methodologies. Qualitative adjustments are made for differences in loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices, commercial real estate prices and automobile prices, gross domestic product, median household income net of inflation and other relevant factors. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside forecasts. During the first quarter of 2024, the Company updated the ACL model to add 2023 results into the historical data used for calculating the quantitative and qualitative factors as part of the annual model update procedures.

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecasts. Changes in these economic forecasts could significantly affect the estimated expected credit losses and lead to materially different amounts from one period to the next. To illustrate the sensitivity of the ACL calculation to these economic forecasts, management performed a hypothetical sensitivity analysis using a weighting of 100% to the downside forecast, rather than the existing weighting of baseline, upside and downside of 40%, 30% and 30%, respectively. The scenario-weighted average unemployment rate and GDP growth forecasts used in the ACL model at March 31, 2024 were 4.5% and 1.9%, respectively, compared to 4.5% and 1.7% at December 31, 2023, respectively. The hypothetical downside forecast includes assumptions of a weakening economy represented by a cumulative decline in real GDP of 2.6%, enhanced geopolitical tensions, elevated inflation, a peak unemployment rate of 7.7% and an average unemployment rate of 6.4%. The Company calculated that this hypothetical scenario would increase the ACL and provision for credit losses as of and for the three months ended March 31, 2024 by approximately $4.4 million, and decrease net income by $3.3 million (net of tax). This change is reflective of the sensitivity of the various economic factors used in the ACL model. The resulting difference is not intended to represent an expected increase in allowance levels, as future conditions are uncertain and there are several other quantitative and qualitative factors that will also fluctuate at the same time that economic conditions are changing, which would affect the results of the ACL calculation. The impact that the economic factors have on the model is affected by the severity of the scenarios used, the product type mix, and the interaction of the economic factors with other quantitative and qualitative factors in the model, as changes in any particular factor or input may not occur at the same rate or be directionally consistent across all loan segments. Improvements in one factor may offset deterioration in other factors, both qualitative and quantitative. The third party downside economic forecast used in the hypothetical scenario described does not predict a severe economic downturn, but rather a moderate recessionary environment. The Company’s geographic distribution of loans outside of major metropolitan areas, combined with low statistical correlation between historical losses and national economic indicators, results in changes to the allowance that are less significant as compared to national economic activity.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating” or “tangible” basis. During the first quarter of 2024, the Company modified the presentation of its non-GAAP operating results to exclude amortization of intangible assets which the Company believes better reflects core performance across its segments and enhances comparability to both banking and non-banking organizations. The prior period has been recast to conform to the current period presentation. Results on an “operating” basis exclude the after-tax effects of acquisition expenses, litigation accrual, gain on debt extinguishment, loss on sales of investment securities, unrealized gain on equity securities and amortization of intangible assets. Results on a “tangible” basis exclude goodwill and intangible asset balances, net of accumulated amortization and applicable deferred tax amounts. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions or restructuring activities. In addition, the Company provides supplemental reporting for “operating pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, litigation accrual, gain on debt extinguishment, loss on sales of investment securities, unrealized gain on equity securities and amortization of intangible assets from income before income taxes. Although operating pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the impact of CECL, helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions or restructuring activities. The Company also provides supplemental reporting of its interest income, net interest income and net interest margin on a fully tax-equivalent (“FTE”) basis, which includes an adjustment to interest income and net interest income that represents taxes that would have been paid had nontaxable investment securities and loans been taxable. Although fully tax-equivalent interest income, net interest income and net interest margin are non-GAAP measures, the Company’s management believes this information helps enhance comparability of the performance of assets that have different tax liabilities. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 14.

Executive Summary

The Company’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services, including employee benefit services, insurance services and wealth management services, to retail, commercial, institutional and municipal customers. The Company’s banking subsidiary is Community Bank, N.A. (the “Bank” or “CBNA”). The Company’s Benefit Plans Administrative Services, Inc. (“BPAS”) subsidiary is a leading provider of employee benefits administration, trust services, collective investment fund administration and actuarial consulting services to customers on a national scale. In addition, the Company offers comprehensive financial planning, trust administration and wealth management services through its Community Bank Wealth Management Group operating unit and insurance services through its OneGroup NY, Inc. (“OneGroup”) operating unit.

The Company’s core operating objectives are: (i) optimize the branch network and digital banking delivery systems, primarily through disciplined acquisition strategies, certain selective de novo expansions and divestitures/consolidations, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) increase the noninterest component of total revenues through growth in existing banking, employee benefit services, insurance services and wealth management services business units, and the acquisition of additional financial services and banking businesses, (iv) manage an investment securities portfolio to complement the Company’s loan and deposit strategies and mitigate interest rate and liquidity risk and optimize net interest income generation, and (v) utilize technology including robotic process automation to deliver customer-responsive products and services and improve efficiencies.

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

First quarter net income increased $35.1 million as compared to the first quarter of 2023 and earnings per share of $0.76 for the first quarter of 2024 increased $0.65 from the first quarter of 2023. The increase in net income and earnings per share for the quarter was primarily the result of a $52.3 million pre-tax realized loss on the sale of certain available-for-sale investment securities realized during the prior year’s first quarter in connection with a balance sheet repositioning. In addition, increases in noninterest expenses, the provision for credit losses and income taxes and a decrease in net interest income were partially offset by an increase in noninterest revenues and a decrease in the number of fully diluted shares outstanding. First quarter operating net income, a non-GAAP measure, decreased $5.9 million, or 11.9%, as compared to the first quarter of 2023. Operating earnings per share, a non-GAAP measure, of $0.82 for the first quarter decreased $0.10 compared to the first quarter of 2023 while operating pre-tax, pre-provision net revenue per share, a non-GAAP measure, decreased $0.04 compared to the prior year’s first quarter.

Net interest margin and fully tax-equivalent net interest margin, a non-GAAP measure, decreased 22 basis points between the first quarter of 2023 and the first quarter of 2024. The yield on average interest earning assets increased 61 basis points compared to the prior year first quarter as the yield on average loans and yield on average investments both improved. The yield on average loans for the first quarter increased 66 basis points compared to the first quarter of 2023, driven by market-related increases in interest rates on new loans, an increase in variable and adjustable rate loan yields driven by rising market interest rates, including the prime rate, and a high level of new loan originations. The yield on average investments, including cash equivalents, increased 16 basis points compared to the prior year, which also benefitted from higher market interest rates as well as the maturities of certain lower-yielding available-for-sale investment securities between the periods. The Company’s total cost of funds increased 87 basis points from the year earlier period, as the rate paid on interest-bearing deposits increased 111 basis points and the rate paid on borrowings increased 103 basis points due in most part to market-driven increases in deposit and borrowing rates, as well as the higher proportion of funding coming from comparatively higher rate time deposits and external borrowings, including the Company’s utilization of the Federal Reserve’s Bank Term Funding Program during the first quarter of 2024.

Loan balances increased on both an average and ending basis as compared to the prior year first quarter, reflective of continued strong organic loan growth. Deposit balances also increased on both an average and ending basis as compared to the first quarter of 2023 due primarily to growth in public fund deposit balances. Investment balances, including cash equivalents, decreased on both an average and ending basis between the first quarter of 2023 and the first quarter of 2024 primarily due to the maturities of certain lower-yielding available-for-sale investment securities between the periods, partially offset by higher interest-earning cash balances. Borrowing balances increased on both an average and ending basis compared to the prior year first quarter reflective of the Company securing certain fixed rate Federal Home Loan Bank (“FHLB”) term borrowings during 2023 to support the funding of continued loan growth.

Reflective of an increase in loans outstanding and a stable economic forecast, the Company recorded a $6.1 million provision for credit losses during the first quarter of 2024, $2.6 million higher than the first quarter of 2023, as the Company increased credit loss reserves primarily related to the business lending and consumer indirect portfolios. Asset quality remained strong and below long-term historical averages throughout the first quarter of 2024, although net charge-off, nonperforming and delinquent loan ratios increased in comparison to the first quarter of 2023 levels. Net charge-offs of $2.8 million remained relatively low at an annualized 0.12% of average loans, but were $1.3 million higher than levels for the first quarter of 2023. Nonperforming loans as a percentage of total loans increased 12 basis points to 0.50% between the first quarter of 2023 and the first quarter of 2024 primarily driven by the business loans associated with three customers being downgraded from accruing to nonaccrual status. The 30 to 89 day delinquent loan ratio increased eight basis points versus one year ago to 0.43% primarily due to increases in delinquent balances in the consumer mortgage and consumer indirect loan portfolios.

Banking noninterest revenues, comprised of deposit service fees, mortgage banking and other banking services revenues, increased $1.8 million, or 11.1%, as compared to the prior year’s first quarter, reflective of increases in debit interchange and ATM fees and commercial real estate (“CRE”) financing and advisory revenues. Financial services business revenues, comprised of employee benefit services, insurance services and wealth management services revenues, increased $2.9 million, or 5.8%, as compared to the prior year’s first quarter, due to a $2.3 million increase in employee benefit services revenues and a $1.0 million increase in wealth management services revenues, partially offset by a $0.4 million decrease in insurance services revenues.

Noninterest expenses increased $4.0 million, or 3.5%, between the first quarter of 2023 and the first quarter of 2024, primarily due to a $1.6 million increase in salaries and employee benefits, a $1.2 million increase in data processing and communications expenses and a $1.6 million increase in other expenses. The increase in salaries and employee benefits was primarily driven by merit and market-related increases in employee wages, partially offset by the impact of the previously announced retail customer service workforce reduction plan and a decrease in employee retirement-related severance expense. The increase in data processing and communications expenses was reflective of continued investment in customer-facing and back-office technologies including investments being made in additional technology to enhance the detection and prevention of customer payment-related fraud and cybersecurity-related incidents. Other expenses were up due to increases in insurance expenses, including $0.4 million associated with an additional expected increase to the FDIC special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of certain banks in the first quarter of 2023, along with the impact of a higher FDIC insurance assessment rate and a decline in non-service related components of the net periodic pension benefit credit.

The Company’s deposit base and liquidity position continues to be strong, as the Company had total immediately available liquidity sources of $4.60 billion at the end of the first quarter of 2024, more than double its estimated uninsured deposits, net of collateralized and intercompany deposits. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of total deposits at the end of the first quarter. The Company’s deposit base is well diversified across customer segments, which as of March 31, 2024 is comprised of approximately 60% consumer, 25% business and 15% municipal, and broadly dispersed, illustrated by an average deposit balance per account that is under $20,000. Since the Federal Reserve began raising the federal funds rate in March 2022 in an effort to combat inflation, the cycle-to-date deposit beta (change in the Company’s cost of funds as a proportion of the change in the federal funds rate) for the Company is 20% and the cycle-to-date total funding beta is 23% of the cumulative 525 basis point increase in the federal funds rate, reflective of a comparatively high proportion of non-interest bearing deposits, representing approximately 27% of total ending deposits, and the composition and stability of the customer base. In addition, more than 65% of the Company’s total deposits were in noninterest checking, interest checking and savings accounts at the end of the first quarter. The Company did not utilize brokered or wholesale deposits.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $40.9 million increased $35.1 million as compared to the first quarter of 2023. Earnings per share of $0.76 for the first quarter of 2024 increased $0.65 compared to the first quarter of 2023. The increase in net income and earnings per share was primarily due to the realized loss on the sales of investment securities that was recognized in the first quarter of 2023, which negatively impacted first quarter 2023 net income by $41.2 million, or $0.75 per share. Excluding this item, earnings per share decreased $0.10, primarily driven by increases in noninterest expenses, the provision for credit losses and income taxes, and a decrease in net interest income, partially offset by an increase in noninterest revenues and a decrease in the number of fully diluted shares outstanding. Operating net income, a non-GAAP measure, of $43.8 million for the first quarter decreased $5.9 million, or 11.9%, as compared to the first quarter of 2023. Operating earnings per share, a non-GAAP measure, of $0.82 for the first quarter was down $0.10 compared to the first quarter of 2023. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, first quarter net interest income of $107.0 million was down $4.0 million, or 3.6%, from the comparable prior year period. The decrease was primarily the result of an increase in the cost of interest-bearing liabilities, partially offset by higher yields on interest-earning assets and a higher proportion of those assets being comprised of loan balances due to strong organic loan growth, and the sales and maturities of certain lower-yielding available-for-sale investment securities.

Reflective of an increase in loans outstanding and a stable economic forecast, the provision for credit losses of $6.1 million for the first quarter of 2024 increased $2.6 million as compared to the $3.5 million provision for credit losses in the first quarter of 2023. The Company increased its qualitative assessment of future uncertainty and built credit loss reserves that were primarily attributable to the business lending and consumer indirect portfolios.

First quarter noninterest revenues were $70.3 million, up $56.8 million from the first quarter of 2023. The increase was primarily due to the realized loss on sales of available-for-sale investment securities that was recognized in the first quarter of 2023, which negatively impacted first quarter 2023 noninterest revenues by $52.3 million. Total operating noninterest revenues, a non-GAAP measure, were $70.3 million in the first quarter of 2024, an increase of $4.7 million, or 7.1%, from the prior year’s first quarter. This increase was driven by a $2.9 million, or 5.8%, increase in financial services business revenues and a $1.8 million, or 11.1%, increase in banking noninterest revenues.

Noninterest expenses of $118.1 million for the first quarter reflected an increase of $4.0 million, or 3.5%, from the first quarter of 2023. The increase in noninterest expenses for the quarter was primarily due to increases in salaries and employee benefits, data processing and communications expenses, and other expenses.

Income tax expense increased $11.0 million between comparable quarters as pre-tax income increased $46.1 million, due primarily to the previously mentioned realized loss on the sale of certain available-for-sale securities in the first quarter of 2023.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000’s omitted, except per share data)	2024	2023
Net interest income	$106,990	$111,030
Provision for credit losses	6,148	3,500
Loss on sales of investment securities	0	(52,329)
Noninterest revenues excluding loss on sales of investment securities	70,285	65,824
Noninterest expenses	118,084	114,052
Income before income taxes	53,043	6,973
Income taxes	12,171	1,175
Net income	$40,872	$5,798

Diluted weighted average common shares outstanding	53,467	54,207
Diluted earnings per share	$0.76	$0.11

Net Interest Income

Net interest income is the amount by which interest, dividends and fees on interest-earning assets (loans, investments and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company's depositors and interest paid on borrowings. Net interest margin is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities as a percentage of interest-earning assets.

Net interest income totaled $107.0 million for the first quarter of 2024 compared to $111.0 million for the first quarter of 2023. As shown in Table 2, fully tax-equivalent net interest income, a non-GAAP measure, for the first quarter was $108.0 million, a $4.1 million, or 3.7%, decrease from the same period last year. The decrease resulted from a 115 basis point increase in the rate paid on average interest-bearing liabilities and a $755.3 million increase in average interest-bearing liability balances, partially offset by a $374.0 million increase in average interest-earnings asset balances and a 61 basis point increase in the yield on average interest-earning assets in comparison to the first quarter of 2023. As reflected in Table 3, the unfavorable net interest income impacts of the increase in the rate paid on average interest-bearing liabilities of $29.5 million and the volume increase in average interest-bearing liability balances of $1.3 million were partially offset by the favorable impacts of the volume increase in average interest-earning asset balances of $3.4 million and the increase in the yield on average interest-earning assets of $23.3 million. The net interest margin of 2.95% and fully tax-equivalent net interest margin of 2.98%, a non-GAAP measure, for the first quarter of 2024 both decreased 22 basis points from the first quarter of 2023 driven by the increase in the rate paid on average interest-bearing liabilities, partially offset by the increase in the yield on average interest-earnings assets and a higher proportion of those assets being comprised of loan balances due to strong organic loan growth and the sales and maturities of certain lower-yielding available-for-sale investment securities between the periods.

The higher yield on average interest-earning assets for the quarter was the result of increases in both the yield on average loans and the yield on average investments, including cash equivalents. The yield on average loans for the first quarter increased by 66 basis points compared to the first quarter of 2023, reflective of market-related increases in interest rates on new loans, an increase in variable and adjustable rate loan yields driven by rising market interest rates, including the prime rate, and a high level of new loan originations. The first quarter of 2024 yield on average investments, including cash equivalents, increased 16 basis points compared to the prior year, as market interest rates increased and the proportion of higher-yielding cash equivalents increased. The current quarter’s yield on average investments, excluding cash equivalents, increased one basis point as the majority of the Company’s investment portfolio is comprised of fixed yield securities, while the yield on average cash equivalents increased 190 basis points compared to the first quarter of 2023.

The average book balance of investments in the first quarter, including cash equivalents, decreased $530.5 million, or 10.0%, as compared to the corresponding prior year period due to a $733.0 million, or 13.9%, decrease in average investment balances, reflective of sales and maturities of certain available-for-sale investment securities, partially offset by a $202.5 million increase in average cash equivalents. Investment purchases outpaced sales, maturities, calls and principal payments during the first quarter of 2024 driven by $38.4 million of government agency mortgage-backed securities purchases classified as held-to-maturity. Average loan balances were $904.5 million, or 10.2%, greater than the prior year’s first quarter balances with increases in all five major loan portfolios due to high levels of organic growth.

The first quarter of 2024 rate on average interest-bearing liabilities increased 115 basis points compared to the prior year first quarter reflective of a 111 basis point increase in the rate paid on average interest-bearing deposits and a 103 basis point increase in the rate paid on average borrowings. The increase in the rate paid on average interest-bearing deposits was due to interest rates on certain interest-bearing deposits being raised in response to market conditions, including the effects of a 100 basis point increase in the Federal Funds rate during 2023 as a result of the Federal Reserve Bank’s efforts to lower elevated inflation, and a shift in deposit mix as customers responded to changes in market interest rates by moving funds into higher yielding account types. The increase in the rate paid on average borrowings was primarily the result of higher market interest rates between the periods and the Company securing $400.0 million of fixed rate Federal Home Loan Bank term borrowings in the third and fourth quarters of 2023 to help meet the Company’s funding needs.

Average interest-bearing deposits increased $536.5 million between the first quarter of 2023 and the first quarter of 2024 with increases in time and money market deposits, partially offset by decreases in savings and interest checking deposits primarily driven by net public fund inflows and the aforementioned shift in deposit mix. The Company continues to be proactive in managing customer relationships with depositors, particularly larger consumer, commercial and municipal customers. The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), the Federal Reserve Bank of New York (“Federal Reserve”), securities sold under agreement to repurchase (customer repurchase agreements) and subordinated notes payable, increased $218.8 million compared to the prior year quarter due to a $381.8 million increase in average term FHLB borrowings and a $217.6 million increase in average Federal Reserve Bank Term Funding Program borrowings to meet the Company’s funding needs, partially offset by a $333.0 million decrease in average overnight borrowings, a $44.5 million decrease in average customer repurchase agreements and a $3.1 million decrease in average subordinated notes payable. At the end of the first quarter, the Company was not in an overnight borrowing position and did not hold any outstanding borrowings from the Federal Reserve’s Bank Term Funding Program.

Table 2 below sets forth information related to average interest-earning assets and average interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent (“FTE”) basis using a marginal income tax rate of 24.4% in 2024 and 24.3% in 2023. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment, late and other fees and the accretion of acquired loan marks. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000’s omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$230,299	$3,084	5.39%	$27,775	$239	3.49%
Taxable investment securities (1)	4,071,256	18,818	1.86%	4,760,089	21,699	1.85%
Nontaxable investment securities (1)	488,381	4,065	3.35%	532,604	4,516	3.44%
Loans (net of unearned discount) (2)	9,788,707	127,706	5.25%	8,884,164	100,519	4.59%
Total interest-earning assets	14,578,643	153,673	4.24%	14,204,632	126,973	3.63%
Noninterest-earning assets	1,218,224			1,162,231
Total assets	$15,796,867			$15,366,863

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$7,594,083	19,846	1.05%	$7,960,145	6,597	0.34%
Time deposits	1,868,000	16,939	3.65%	965,410	3,331	1.40%
Customer repurchase agreements	290,006	1,253	1.74%	334,475	469	0.57%
Overnight borrowings	29,489	412	5.62%	362,496	4,283	4.79%
FHLB borrowings	399,511	4,576	4.61%	17,714	134	3.06%
Federal Reserve short-term borrowings	217,582	2,643	4.88%	0	0	0.00%
Subordinated notes payable	0	0	0.00%	3,103	38	4.96%
Total interest-bearing liabilities	10,398,671	45,669	1.77%	9,643,343	14,852	0.62%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,570,902			4,043,494
Other liabilities	146,083			103,309
Shareholders’ equity	1,681,211			1,576,717
Total liabilities and shareholders’ equity	$15,796,867			$15,366,863

Net interest earnings		$108,004			$112,121

Net interest spread			2.47%			3.01%
Net interest margin on interest-earning assets			2.95%			3.17%
Net interest margin on interest-earning assets (FTE) (non-GAAP)			2.98%			3.20%

Fully tax-equivalent adjustment (3)		$1,014			$1,091
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The fully-tax equivalent adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment attempts to enhance the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (FTE basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended March 31, 2024
	versus March 31, 2023
	Increase (Decrease) Due to Change in (1)
(000’s omitted)	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$2,644	$201	$2,845
Taxable investment securities	(3,180)	299	(2,881)
Nontaxable investment securities	(370)	(81)	(451)
Loans (net of unearned discount)	10,861	16,326	27,187
Total interest-earning assets (2)	3,421	23,279	26,700

Interest paid on:
Interest checking, savings and money market deposits	(317)	13,566	13,249
Time deposits	4,963	8,645	13,608
Customer repurchase agreements	(70)	854	784
Overnight borrowings	(4,535)	664	(3,871)
FHLB borrowings	4,338	104	4,442
Federal Reserve short-term borrowings	2,643	0	2,643
Subordinated notes payable	(38)	0	(38)
Total interest-bearing liabilities (2)	1,326	29,491	30,817

Net interest earnings (2)	$2,898	$(7,015)	$(4,117)
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial, benefit plan administration and recordkeeping services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the Nottingham Trust division within CBNA), broker-dealer and investment advisory products and services (performed by Community Investment Services Inc. (“CISI”), OneGroup Wealth Partners, Inc. and The Carta Group, Inc.) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company has other transactions that impact noninterest revenues, including realized and unrealized gains or losses on investment securities and gains or losses on debt extinguishment.

Table 4: Noninterest Revenues

	Three Months Ended
	March 31,
(000’s omitted)	2024	2023
Employee benefit services	$31,698	$29,384
Insurance services	11,109	11,522
Wealth management services	9,210	8,245
Deposit service charges and fees	7,573	6,935
Debit interchange and ATM fees	6,678	5,961
Mortgage banking	345	275
Other banking revenues	3,656	3,260
Subtotal	70,269	65,582
Loss on sales of investment securities	0	(52,329)
Gain on debt extinguishment	0	242
Unrealized gain on equity securities	16	0
Total noninterest revenues	$70,285	$13,495

Noninterest revenues/total revenues	39.6%	10.8%
Operating noninterest revenues/operating revenues (FTE basis) (non-GAAP) (1)	39.4%	36.9%
(1)	Operating noninterest revenues, a non-GAAP measure, excludes loss on sales of investment securities, gain on debt extinguishment and unrealized gain on equity securities from total noninterest revenues. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully tax-equivalent basis plus noninterest revenues, excluding loss on sales of investment securities, gain on debt extinguishment, and unrealized gain on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues were $70.3 million in the first quarter of 2024. This represents an increase of $56.8 million for the quarter in comparison to the same 2023 timeframe which was primarily a result of a $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities in connection with a strategic balance sheet repositioning executed during the prior year’s first quarter. Operating noninterest revenues, a non-GAAP measure that excludes loss on sales of investment securities, gain on debt extinguishment and unrealized gain on equity securities from total noninterest revenues, were $70.3 million in the first quarter, an increase of $4.7 million, or 7.1%, from the same quarter last year. The increase in operating noninterest revenues, a non-GAAP measure, was driven by increases in employee benefit services revenues, banking noninterest revenues and wealth management services revenues, partially offset by a decrease in insurance services revenues.

Employee benefit services revenues increased $2.3 million, or 7.9%, as compared to the prior year first quarter primarily related to a year-over-year increase in the total participants under administration, along with growth in asset-based fee revenues resulting from market appreciation and the acquisition of certain assets of Creative Plan Designs Limited, a provider of employee benefit plan design, administration and consulting, on February 1, 2024. Wealth management services revenues increased $1.0 million, or 11.7%, as compared to the prior year first quarter as more favorable investment market conditions drove an increase in assets under management between the periods. Insurance services revenues decreased $0.4 million, or 3.6%, for the first quarter of 2024 as compared to the first quarter of 2023, reflective of timing differences in certain commercial policy renewals and lower insurance carrier-related contingency revenues.

Banking noninterest revenues of $18.2 million for the first quarter of 2024 increased $1.8 million, or 11.1% as compared to the corresponding prior year period. The year-over-year increase was driven by increases in debit interchange and ATM fees ($0.7 million, or 12.0%), reflective of fluctuations in annual card-related promotional income and a higher level of debit card transaction activity, deposit service charges and fees ($0.6 million, or 9.2%), other banking revenues ($0.4 million, or 12.2%), including a $0.5 million increase in CRE financing and advisory revenues associated with the Axiom acquisition and mortgage banking revenues ($0.1 million, or 25.5%). The Company expects continued growth in its other banking revenues associated with interest rate swap fee revenues due to its recent implementation of interest rate swap origination capabilities.

The ratio of noninterest revenues to total revenues was 39.6% for the first quarter of 2024, compared to 10.8% for the prior year’s first quarter. The increase was primarily the result of the $56.8 million increase in total noninterest revenues due to the aforementioned $52.3 million realized loss on sales of investment securities recognized in the prior year’s first quarter, while net interest income decreased 3.6%, driven by funding cost pressures.

The ratio of operating noninterest revenues to operating revenues (FTE), a non-GAAP measure as defined in the table above, was 39.4% for the quarter ended March 31, 2024 versus 36.9% for the equivalent period of 2023. The increase was driven by a 7.1% increase in operating noninterest revenues, a non-GAAP measure, due to the factors noted above, while fully tax-equivalent net interest income, a non-GAAP measure, decreased 3.7%, driven by funding cost pressures.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended
	March 31,
(000’s omitted)	2024	2023
Salaries and employee benefits	$73,063	$71,487
Data processing and communications	14,348	13,129
Occupancy and equipment	11,362	11,024
Amortization of intangible assets	3,576	3,667
Legal and professional fees	4,341	5,201
Business development and marketing	3,045	2,901
Litigation accrual	119	0
Acquisition expenses	35	57
Other	8,195	6,586
Total noninterest expenses	$118,084	$114,052

Noninterest expenses/average assets	3.01%	3.01%
Operating noninterest expenses(1)/average assets (non-GAAP)	2.91%	2.91%
Efficiency ratio (GAAP)	66.6%	91.6%
Operating efficiency ratio (non-GAAP)(2)	64.1%	62.1%
(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, litigation accrual and amortization of intangibles. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Operating efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in footnote (1) above divided by net interest income on a fully tax-equivalent basis plus noninterest revenues excluding loss on sales of investment securities, gain on debt extinguishment and unrealized gain on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $118.1 million for the first quarter of 2024, representing an increase of $4.0 million, or 3.5%, from the prior year’s first quarter. The increase in noninterest expenses was attributable to a $1.6 million, or 2.2%, increase in salaries and employee benefits, a $1.6 million, or 24.4%, increase in other expenses, a $1.2 million, or 9.3%, increase in data processing and communications expenses, a $0.3 million, or 3.1%, increase in occupancy and equipment expenses, a $0.1 million, or 5.0%, increase in business development and marketing and a $0.1 million increase in litigation accrual. The increases in these noninterest expenses were partially offset by a $0.8 million, or 16.5%, decrease in legal and professional fees and a $0.1 million, or 2.5%, decrease in the amortization of intangible assets. Operating expenses, a non-GAAP measure, increased $4.0 million, or 3.6%, between the comparable quarters.

The increase in salaries and benefits expense was driven by merit and market-related increases in employee wages, partially offset by the impact of the previously announced retail customer service workforce optimization plan and a decrease in employee retirement-related severance expense. Other expenses were up primarily due to increases in insurance expenses and non-service related components lowering the net periodic pension benefit credit. The increase in insurance expenses included $0.4 million associated with an additional expected increase to the FDIC special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of certain banks in the first quarter of 2023, along with the impact of a higher FDIC insurance assessment rate. The increase in data processing and communications expenses is reflective of the Company’s continued investment in customer-facing and back-office technologies including investments being made in additional system resources to enhance the detection and prevention of customer payment-related fraud and cybersecurity-related incidents.

The Company’s GAAP efficiency ratio was 66.6% for the first quarter of 2024, 25.0 percentage points favorable to the comparable quarter of 2023. This resulted from total revenues increasing 42.4%, primarily due to a $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities during the prior year quarter, while total noninterest expenses increased 3.5% due to the factors noted above. Annualized current quarter noninterest expenses as a percentage of average assets were consistent with the first quarter of the prior year as noninterest expenses increased 3.5% due to the factors noted above and average assets increased 2.8% primarily due to the aforementioned organic loan growth.

The Company’s operating efficiency ratio, a non-GAAP measure as defined in the table above, was 64.1% for the first quarter of 2024, 2.0 percentage points unfavorable to the comparable quarter of 2023. This resulted from operating noninterest expenses, a non-GAAP measure as described above, increasing 3.6%, while operating revenues (FTE), a non-GAAP measure as described above, increased by a lesser 0.3%. Current year operating noninterest expenses, a non-GAAP measure as described above, as a percentage of average assets were consistent with the prior year first quarter. First quarter operating noninterest expenses, a non-GAAP measure as defined above, increased 3.6% year-over-year, while average assets increased 2.8% primarily due to the aforementioned organic loan growth.

Income Taxes

The first quarter 2024 effective income tax rate was 22.9%, compared to 16.9% for the first quarter of 2023. The increase in the effective income tax rate was primarily attributable to a higher proportion of benefit derived from stock based compensation activity in relation to total income taxes during the first quarter of 2023 as total income taxes in the prior year’s first quarter were significantly lower driven by a $52.3 million realized loss on sales of investment securities. The Company recorded $0.2 million of tax expense associated with stock-based compensation in the first quarter of 2024 and a $0.3 million tax benefit associated with stock-based compensation in the first quarter of 2023, while total income tax expense was $12.2 million and $1.2 million for the same respective periods. The effective tax rates excluding the stock-based compensation tax benefits and federal tax credit amortization were 22.0% for the first quarter of 2024 and 21.4% for the first quarter of 2023, an increase of 0.6 percentage points primarily due to an increase in the full-year 2024 pre-tax income projection as compared to the prior year.

Investments

The carrying value of investment securities (including unrealized gains and losses on available-for-sale securities) was $4.15 billion at the end of the first quarter, a decrease of $13.2 million, or 0.3%, from December 31, 2023 and $478.6 million, or 10.3%, lower than March 31, 2023. The book value (excluding unrealized gains and losses) of investment securities increased $28.8 million from December 31, 2023, driven by government agency mortgage-backed securities purchases, and decreased $440.9 million from March 31, 2023 due to the maturities of certain lower-yielding available-for-sale investment securities in the prior year. During the first quarter of 2024, the Company purchased $38.4 million of government agency mortgage-backed securities with an average yield of 5.71%, which the Company classified as held-to-maturity. These additions were offset by $16.7 million from investment maturities, calls, and principal payments during the first three months of 2024. Additionally, there was $9.4 million of net accretion on investment securities during the first quarter of 2024. The effective duration of the investment securities portfolio was 6.8 years at the end of the first quarter of 2024, as compared to 7.0 years at the end of 2023 and 6.8 years at the end of the first quarter of 2023.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At March 31, 2024, the investment portfolio (excluding held-to-maturity investment securities) had a $422.7 million net unrealized loss, a $42.0 million increase from the $380.7 million net unrealized loss at December 31, 2023 and a $37.7 million increase from the $385.0 million net unrealized loss at March 31, 2023. These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases and maturities that have occurred over the past 12 months.

The following table sets forth the carrying value for the Company’s investment securities portfolio:

Table 6: Investment Securities

	March 31,	December 31,	March 31,
(000’s omitted)	2024	2023	2023
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,055,517	$2,080,783	$2,576,991
Obligations of state and political subdivisions	460,149	474,363	509,869
Government agency mortgage-backed securities	332,479	348,526	380,458
Corporate debt securities	7,440	7,394	7,190
Government agency collateralized mortgage obligations	8,279	8,926	11,485
Total available-for-sale portfolio	2,863,864	2,919,992	3,485,993

Held-To-Maturity Portfolio:
U.S. Treasury and agency securities	1,116,458	1,109,101	1,086,936
Government agency mortgage-backed securities	101,014	63,073	3,299
Total held-to-maturity portfolio	1,217,472	1,172,174	1,090,235

Equity and Other Securities:
Equity securities, at fair value	388	372	419
Federal Home Loan Bank common stock	29,866	32,526	15,342
Federal Reserve Bank common stock	33,568	33,568	33,568
Other equity securities, at adjusted cost	6,956	6,680	5,184
Total equity and other securities	70,778	73,146	54,513

Total investments	$4,152,114	$4,165,312	$4,630,741

Loans

Loans ended the first quarter at $9.88 billion, $178.9 million, or 1.8%, higher than December 31, 2023 ending loans and $901.2 million, or 10.0%, higher than March 31, 2023.

The combined total of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and vehicle dealer floor plan financing is characterized as the Company’s business lending activity. The business lending portfolio increased $472.3 million, or 12.6%, from March 31, 2023, and $135.8 million, or 3.3%, from December 31, 2023, driven by net organic growth over both periods. Non-owner occupied commercial real estate increased $38.7 million, or 2.3%, multifamily increased $38.5 million, or 6.2%, business non-real estate loans, including commercial and industrial lending, increased $34.1 million, or 3.4%, and owner-occupied commercial real estate increased $24.5 million, or 3.3%, as compared to December 31, 2023. While certain macroeconomic concerns have emerged related to non-owner occupied and multifamily commercial real estate, the Company’s exposure to this portfolio is diverse both geographically and by industry type, and remains relatively low at 15% of total assets, 25% of total loans and 201% of total bank-level regulatory capital. Commercial real estate lending represents 75.5% of the total business lending portfolio at March 31, 2024 while other commercial and industrial lending represents the remaining 24.5% of total business lending. The Company’s largest non-owner occupied commercial real estate lending concentration by property type is multifamily at 20.6% of total business lending, followed by office and commercial construction, at 11.7% and 11.2%, respectively. The Company’s largest owner-occupied and commercial and industrial lending concentration by industry is retail trade at 7.7% of total business lending, followed by health care and social assistance at 2.8% and real estate rental and leasing at 2.4%. These levels demonstrate the Company’s diversity in the lending portfolio, as there are no significant industry or geographic concentrations, no metropolitan statistical area (“MSA”) accounting for more than 13% of the CRE portfolio and a very low level of commercial real estate lending being conducted in major metropolitan areas. See Table 7 below for concentrations of CRE lending by borrower type and Table 8 below for concentrations of CRE by property location.

The balance increases are reflective of continued high demand for multi-family housing, expansion of internal resources and proactive business development and pricing in the Company’s market areas. Competitive conditions for business lending continue to prevail in both the digital marketplace and geographic regions in which the Company operates. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company expects the composition of its growth in its business lending portfolio over the remaining three quarters of 2024 to be a proportionally higher balance of business non-real estate lending as compared to commercial real estate lending than that experienced by the Company over the past several years, in order to maintain the overall concentration of its CRE portfolio. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

The following table presents the concentration by borrower type of the Company’s CRE loan balances as of March 31, 2024:

Table 7: Concentrations of CRE Lending by Borrower Type

(000’s omitted, except percentages)	Amortized Cost	Percentage of Total
Multifamily and non-owner occupied CRE by property type:
Multifamily	$658,278	20.6%
Office	374,501	11.7%
Commercial Construction	355,852	11.2%
Lodging	349,027	11.0%
Retail	260,047	8.2%
Other Lessors of CRE	205,179	6.4%
Warehouse/Industrial	132,513	4.2%
Nursing/Assisted Living	60,350	1.9%
Residential Construction	5,033	0.2%
All Other	7,536	0.2%
Total multifamily and non-owner occupied CRE	2,408,316	75.6%

Owner-occupied CRE by industry:
Retail Trade	245,409	7.7%
Health Care and Social Assistance	89,422	2.8%
Real Estate Rental and Leasing	77,293	2.4%
Other Services	72,360	2.3%
Manufacturing	52,843	1.7%
Agriculture and Forestry	52,346	1.6%
Arts, Entertainment and Recreation	51,454	1.6%
Accommodation and Food Services	40,486	1.3%
Wholesale Trade	25,172	0.8%
Construction	14,995	0.5%
Transportation and Warehousing	11,861	0.4%
Professional, Scientific and Technical Services	8,862	0.3%
Educational Services	4,684	0.1%
All Other	30,115	0.9%
Total owner occupied CRE	777,302	24.4%

Total CRE	$3,185,618	100.0%

The following table presents the geographic concentrations of the Company’s CRE loan balances by property location (MSA) as of March 31, 2024:

Table 8: Concentrations of CRE by Property Location

	Multifamily CRE		Owner occupied CRE		Non-owner occupied CRE		Total CRE
		Percentage		Percentage		Percentage		Percentage
	Amortized	of Total	Amortized	of Total	Amortized	of Total	Amortized	of Total
(000’s omitted, except percentages)	Cost	CRE	Cost	CRE	Cost	CRE	Cost	CRE
MSA:
Albany-Schenectady-Troy, NY	$79,408	2.5%	$89,372	2.8%	$243,098	7.6%	$411,878	12.9%
Burlington-South Burlington, VT	168,474	5.3%	43,941	1.4%	142,537	4.5%	354,952	11.2%
Rochester, NY	24,880	0.8%	74,607	2.3%	152,106	4.8%	251,593	7.9%
Buffalo-Cheektowaga, NY	34,322	1.1%	45,727	1.4%	167,058	5.2%	247,107	7.7%
Syracuse, NY	12,267	0.4%	72,716	2.3%	145,609	4.6%	230,592	7.3%
Scranton Wilkes-Barre, PA	61,132	1.9%	50,527	1.6%	106,973	3.4%	218,632	6.9%
Utica-Rome, NY	40,737	1.3%	37,768	1.2%	55,791	1.8%	134,296	4.3%
Ithaca, NY	34,229	1.1%	8,257	0.3%	25,059	0.8%	67,545	2.2%
All Other MSA - NY(1)(2)	88,457	2.8%	44,797	1.4%	108,876	3.4%	242,130	7.6%
All Other MSA - PA(1)(2)	9,636	0.3%	54,987	1.7%	96,105	3.0%	160,728	5.0%
All Other MSA(1)	24,415	0.7%	43,002	1.3%	242,205	7.7%	309,622	9.7%

Non-MSAs:
NY	53,455	1.7%	156,043	4.9%	215,057	6.8%	424,555	13.4%
All Other Non-MSA	26,866	0.7%	55,558	1.8%	49,564	1.4%	131,988	3.9%

Total	$658,278	20.6%	$777,302	24.4%	$1,750,038	55.0%	$3,185,618	100.0%
(1)	The MSAs within these captions are individually less than 2% of total CRE exposure.
(2)	The MSAs within these captions include certain counties in adjacent states with a high degree of economic and social integration to the respective core city in New York or Pennsylvania.

Consumer mortgages increased $297.7 million, or 9.9%, from one year ago and increased $32.4 million, or 1.0%, from December 31, 2023, with the increases over both periods representing net organic growth and included the impact of certain secondary market sales of organic production. The Company sold $1.2 million and $6.8 million of consumer mortgage production during the first quarter of 2024 and over the last year, respectively. Over the past year, the Company produced net organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, recruitment of additional mortgage loan originators and proactive business development efforts, while also benefitting from the comparatively stable housing market conditions in the Company’s primary markets relative to the national environment. Reflective of the higher interest rate environment and consumer expectations of future interest rate movements, the consumer mortgage growth produced over the last quarter is comprised of a higher proportion of adjustable rate loans than experienced in recent periods. During the first quarter of 2024, approximately 32% of the net consumer mortgage growth is comprised of adjustable rate loans compared to approximately 9% over the last twelve months. The Company expects this trend to continue during the remainder of 2024. Home equity loans increased $14.0 million, or 3.2%, from one year ago and decreased $0.5 million, or 0.1%, from December 31, 2023, in part a result of lower levels of consumer mortgage refinancing-related payoffs and paydowns in the higher interest rate environment.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine and recreational vehicle dealerships (referred to as “consumer indirect”), increased $117.1 million, or 6.6%, from one year ago, and increased $11.1 million, or 0.6%, from December 31, 2023. The increase was primarily due to the Company offering competitive pricing, benefitting from reduced participation by certain competitors and capturing an increased share of the sales volumes that existed in its market area and dealer network, which, combined with higher vehicle sales prices, resulted in growth in the Company’s consumer installment portfolio. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans have historically provided attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as of the end of the periods indicated, as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to change when the risk factors of each component part change. The allocation is not indicative of the specific amount of future net charge-offs that is expected to be incurred in each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 9, total allowance for credit losses at the end of the first quarter was $70.1 million, an increase of $6.9 million, or 11.0%, from one year earlier and up $3.4 million, or 5.1%, from the end of 2023.

Table 9: Allowance for Credit Losses by Loan Type

	March 31, 2024		December 31, 2023		March 31, 2023
(000’s omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix
Business lending	$29,371	42.7%	$26,854	42.1%	$25,227	41.7%
Consumer mortgage	14,490	33.5%	15,333	33.9%	14,278	33.6%
Consumer indirect	20,294	17.4%	18,585	17.5%	18,047	17.9%
Consumer direct	3,355	1.9%	3,269	1.9%	3,030	2.0%
Home equity	1,581	4.5%	1,628	4.6%	1,588	4.8%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total	$70,091	100.0%	$66,669	100.0%	$63,170	100.0%

As demonstrated in Table 9, the consumer direct and indirect installment loan portfolios carry higher credit risk than the business lending, consumer mortgage and home equity portfolios and therefore the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at March 31, 2024 was consistent with December 31, 2023 and March 31, 2023. The changes in allowance allocations reflect management’s continued refinement of its loss estimation techniques. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable.

Allowance for credit losses, nonaccrual loans and loan net charge-off ratios are as follows:

Table 10: Loan Ratios

	March 31,	December 31,	March 31,
	2024	2023	2023
Allowance for credit losses/total loans	0.71%	0.69%	0.70%
Allowance for credit losses/nonperforming loans	142%	122%	187%
Nonaccrual loans/total loans	0.45%	0.50%	0.33%
Allowance for credit losses/nonaccrual loans	156%	137%	212%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	0.02%	0.01%	0.00%
Consumer mortgage	0.01%	0.04%	0.00%
Consumer indirect	0.44%	0.35%	0.31%
Consumer direct	1.43%	0.96%	0.72%
Home equity	0.02%	0.02%	(0.01)%
Total loans	0.12%	0.10%	0.07%

The net charge-offs during the first quarter of 2024 were $2.8 million, $1.3 million higher than the first quarter of 2023, with all portfolios experiencing higher net charge-off levels than the prior year. The total net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter of 2024 was 0.12%, five basis points higher than the first quarter of 2023, and two basis points above the level at the fourth quarter of 2023. Net charge-off ratios for the first quarter of 2024 for all loan portfolios were stable as compared to the Company’s average for the trailing eight quarters. Economic conditions are also relatively stable, with the unemployment rate in particular remaining low and supporting the moderate levels of net charge-offs experienced by the Company as compared to its historical trends.

Other real estate owned (“OREO”) at March 31, 2024 was $1.7 million as compared to $0.5 million at March 31, 2023 and $1.2 million at December 31, 2023. At March 31, 2024, OREO consisted of 23 residential properties with a total value of $1.3 million and two commercial properties with a total value of $0.4 million. This compares to 21 residential properties with a total value of $1.1 million and one commercial property with a value of $0.1 million at December 31, 2023, and eight residential properties with a total value of $0.5 million and no commercial properties at March 31, 2023. The increase in OREO over the last twelve months was primarily driven by the Company working through a backlog of residential foreclosures that arose due to pandemic-related moratoriums that have since been lifted.

Approximately 31% of the nonperforming loans at March 31, 2024 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry and property type. Of the nonperforming loans in the business lending portfolio, non-owner occupied commercial real estate represents 86% of the balances, owner-occupied commercial real estate represents 10% of the balances, and other commercial and industrial loans represents 4% of the balances. There are no nonperforming multifamily loans. The level of nonperforming business loans increased from the prior year primarily due to changes in the financial conditions and loan repayment performance of three business lending relationships that were individually assessed for a specific allocation of the allowance for credit losses.

Approximately 61% of nonperforming loans at March 31, 2024 were comprised of consumer mortgages. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. Although high levels of inflation has had some adverse impact on consumers, the unemployment rate remains low and this has contributed to the credit performance in the consumer mortgage loan portfolio remaining favorable. The remaining 8% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 142% at the end of the first quarter, as compared to 122% at year-end 2023 and 187% at March 31, 2023. The decrease in this ratio between the annual quarterly periods was due to nonperforming loans increasing proportionally more than the allowance for credit losses, primarily driven by the aforementioned increase in nonperforming business lending loans.

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

Delinquent loans (defined as loans 30 days or more past due or in nonaccrual status) as a percent of total loans was 0.93% at the end of the first quarter of 2024, 13 basis points below the year-end 2023 ratio of 1.06% and 20 basis points above the March 31, 2023 ratio of 0.73%. The business lending delinquency ratio at the end of the first quarter was 16 basis points below the level at December 31, 2023 and 19 basis points above the level at March 31, 2023. The delinquency rates for the consumer mortgage, consumer indirect, consumer direct and home equity portfolios all increased as compared to the levels at March 31, 2023, however, all portfolio segments except for home equity decreased as compared to their levels at December 31, 2023.

The Company recorded a $6.1 million provision for credit losses in the first quarter of 2024. The first quarter provision for credit losses was $2.6 million higher than the equivalent prior year period’s provision for credit losses of $3.5 million. The allowance for credit losses of $70.1 million as of March 31, 2024 increased $6.9 million from the level one year ago. While economic forecasts remained stable, the current quarter provision for credit losses is reflective of an increase in loan balances and the Company increasing its qualitative assessment of future uncertainty and building credit loss reserves, with a primary focus on the business lending and consumer indirect portfolios. The allowance for credit losses to total loans ratio was 0.71% at March 31, 2024, one basis point higher than the level at March 31, 2023 and two basis points higher than the level at December 31, 2023. Refer to Note E: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of March 31, 2024, the net purchase discount related to the $1.01 billion of remaining non-PCD loan balances acquired through prior period acquisition transactions was approximately $20.0 million, or 2.0% of that portfolio.

Deposits

As shown in Table 11, average deposits of $13.03 billion in the first quarter were $63.9 million, or 0.5%, higher than the first quarter of 2023. Total average deposit balances increased $59.3 million, or 0.5%, from the fourth quarter of last year, while on an ending basis, total deposits increased $423.9 million, or 3.3%, from December 31, 2023. The mix of average deposit balances changed as the weighting of non-maturity deposits (noninterest checking, interest checking, savings and money markets) to total deposits has decreased from the prior year levels. Average noninterest checking deposits as a percentage of average total deposits was 27.4% in the first quarter compared to 31.2% in the first quarter of 2023 and 28.6% in the fourth quarter of last year. Average non-maturity deposits represented 85.7% of the Company’s average deposit funding base in the first quarter of 2024, while time deposits represented 14.3% of total average deposits. In comparison, time deposits represented 7.4% of total average deposits during the first quarter of 2023 and 12.3% of total average deposits during the fourth quarter of last year due in part to customers responding to changes in market interest rates by moving funds into higher yielding time deposit accounts. The quarterly average cost of deposits was 1.14% for the first quarter of 2024, compared to 0.31% in the first quarter of 2023, reflective of the increase in the average interest rate paid on interest-bearing deposits as interest rates on certain interest-bearing deposits were raised in response to market conditions, as well as a decline in the proportion of noninterest and low-rate deposit balances. The Company continues to focus on expanding its deposit relationship base through its competitive product offerings and high quality customer service.

The Company’s deposit base is well diversified across customer segments, which as of March 31, 2024 is comprised of approximately 60% consumer, 25% business and 15% municipal, and broadly dispersed with an average consumer deposit account balance of approximately $12,000 and average business deposit relationship of approximately $62,000, while the Company’s total average deposit account balance is under $20,000. In addition, at the end of the quarter, 66% of the Company’s total deposit balances were in checking and low-rate savings accounts and the weighted-average age of the Company’s non-maturity deposit accounts was approximately 15 years. The total estimated amount of deposits that exceeded the $250,000 insured limit provided by the FDIC, net of collateralized and intercompany deposits, was approximately $2.12 billion at March 31, 2024. This amount is determined by adjusting the amounts reported in the Bank Call Report by intercompany deposits, which are not external customers and are therefore eliminated in consolidation, and municipal deposits whose uninsured balances are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at March 31, 2024 are reported gross at $4.27 billion, which includes intercompany account balances of $334.8 million, and collateralized deposits of $1.81 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of ending total deposits at March 31, 2024. These estimates are based on the determination of known deposit account balances of each depositor and the insurance guidelines provided by the FDIC.

Average nonpublic fund deposits for the first quarter of 2024 decreased $100.7 million, or 0.9%, versus the fourth quarter of 2023 and decreased $308.5 million, or 2.7%, versus the year-earlier period due in part to increased rate competition from other banks and non-depository financial institutions. Average public fund deposits for the first quarter increased $160.0 million, or 9.7%, from the fourth quarter of 2023 primarily due to the seasonal receipt of property tax payments and increased $372.5 million, or 26.0%, from the first quarter of 2023, reflective of competitive pricing offerings and expansion of its municipal deposit relationship base due to the Company’s business development efforts. Average public fund deposits as a percentage of total average deposits increased from 11.0% in the first quarter of 2023 to 13.8% in the first quarter of 2024.

Table 11: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000’s omitted)	2024	2023	2023
Noninterest checking deposits	$3,570,902	$3,706,781	$4,043,494
Interest checking deposits	2,863,287	2,931,200	3,225,367
Savings deposits	2,253,091	2,297,117	2,434,600
Money market deposits	2,477,705	2,445,595	2,300,178
Time deposits	1,868,000	1,592,996	965,410
Total deposits	$13,032,985	$12,973,689	$12,969,049
Nonpublic fund deposits	$11,228,535	$11,329,198	$11,537,056
Public fund deposits	1,804,450	1,644,491	1,431,993
Total deposits	$13,032,985	$12,973,689	$12,969,049

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the first quarter of 2024 totaled $395.1 million. This was $65.5 million, or 14.2%, lower than borrowings at December 31, 2023 and $319.4 million above the level at the end of the first quarter of 2023. The increase from the prior year first quarter was due to an increase in other FHLB borrowings of $377.8 million, partially offset by a decrease in overnight borrowings of $58.4 million, as the Company secured fixed rate FHLB term borrowings in the third and fourth quarters of 2023 to support the funding of continued loan growth. The decrease from the fourth quarter of 2023 was primarily related to a decrease in overnight borrowings of $53.0 million and maturities of other FHLB borrowings primarily associated with the amortizing advances secured in the prior year.

During January 2024, the Company secured $300.0 million in short-term borrowings through the Federal Reserve’s Bank Term Funding Program at a rate of 4.87% to fund expected net loan growth. These short-term borrowings matured during March 2024 and the Bank Term Funding Program has ceased making new loans as of March 11, 2024.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial funding from customers that price and operate similar to a deposit instrument. Customer repurchase agreements were $287.2 million at the end of the first quarter of 2024, $17.4 million lower than both December 31, 2023 and March 31, 2023.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity of $1.66 billion at the end of the first quarter of 2024 represents a decrease of $41.0 million from the balance at December 31, 2023. The decrease was driven by common stock repurchased of $34.5 million, an increase in accumulated other comprehensive loss of $26.9 million, and common stock dividends declared of $23.7 million, partially offset by net income of $40.9 million, stock-based compensation of $2.3 million and net activity under the Company’s employee stock plans of $0.9 million. The increase in accumulated other comprehensive loss was comprised of $27.2 million of other comprehensive loss related to the Company’s investment securities portfolio, including a net decrease in the after-tax market value adjustment on the available-for-sale investment portfolio as medium and long-term market interest rates increased between the periods, partially offset by $0.3 million of other comprehensive income associated with adjustments to the overfunded status of the Company’s employee retirement plans. Over the past 12 months, total shareholders’ equity increased $22.9 million, as net income, the issuance of common stock in association with the employee stock plans and adjustments to the overfunded status of the Company’s employee retirement plans more than offset a decrease in the after-tax market value adjustment on investments, common stock dividends declared, and common stock repurchase activity.

The dividend payout ratio (dividends declared divided by net income) for the first quarter of 2024 was 58.1%, compared to 409.1% for the first quarter of 2023. Excluding the after-tax impact of the loss on sales of investment securities, the first quarter of 2023 dividend payout ratio was 50.5%. First quarter dividends declared increased 0.1% versus one year earlier, as the Company’s quarterly dividend per share was raised from $0.44 to $0.45 in the third quarter of 2023, while total shares outstanding decreased 1.8% as common stock repurchases outweighed issuances from the Company’s employee stock plans. The 2023 dividend increase marked the Company’s 31st consecutive year of increased dividend payouts to common shareholders.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s dividend paying ability and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital ratio guidelines that involve quantitative measures of the Company’s and the Bank’s assets and certain liabilities and off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Company and the Bank are required to maintain a capital conservation buffer (“CCB”), composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of March 31, 2024 and December 31, 2023. Therefore, to satisfy both the minimum risk-based capital ratios and the CCB as of March 31, 2024 and December 31, 2023, the Company and the Bank must maintain:

(i)	Common equity Tier 1 capital to total risk-weighted assets (“Common equity tier 1 capital ratio”) of at least 7.0%,
(ii)	Tier 1 capital to total risk-weighted assets (“Tier 1 risk-based capital ratio”) of at least 8.5%, and
(iii)	Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets (“Total risk-based capital ratio”) of at least 10.5%.

In addition, the Company and Bank must maintain a ratio of ending Tier 1 capital to adjusted quarterly average assets (“Tier 1 leverage ratio”) of at least 5.0% to be considered “well capitalized” under the regulatory framework for prompt corrective action (not subject to CCB requirements).

As of March 31, 2024 and December 31, 2023, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of March 31, 2024 and December 31, 2023, the regulatory capital ratios for the Company and Bank are presented below.

Table 12: Regulatory Ratios

	March 31, 2024		December 31, 2023		March 31, 2023
	Community Bank	Community	Community Bank	Community	Community Bank	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.01%	7.62%	9.34%	7.70%	9.06%	7.58%
Common equity Tier 1 capital ratio	14.15%	11.92%	14.75%	12.11%	15.20%	12.65%
Tier 1 risk-based capital ratio	14.15%	11.93%	14.76%	12.11%	15.21%	12.66%
Total risk-based capital ratio	14.87%	12.65%	15.46%	12.82%	15.91%	13.37%

The Company’s tier 1 leverage ratio was 9.01% at the end of the first quarter, down 33 basis points from December 31, 2023 and five basis points below its level one year earlier. The decrease in the Tier 1 leverage ratio in comparison to December 31, 2023 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income or loss items, decreasing 1.4%, primarily as a result of common share repurchases, while average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, increased 2.2%, primarily due to organic loan growth and an increase in cash equivalent balances driven by net deposit inflows. The Tier 1 leverage ratio decreased compared to the prior year’s first quarter as average assets, excluding intangibles and the market value adjustment, increased 2.4% primarily due to organic loan growth and an increase in cash equivalent balances driven by net funding inflows, while shareholders’ equity, excluding intangibles and other comprehensive income or loss items, increased a lesser 1.9% as the impact of net earnings retention outweighed share repurchases. The shareholders’ equity-to-assets ratio was 10.45% at the end of the first quarter of 2024 compared to 10.92% at December 31, 2023 and 10.71% at March 31, 2023. The tangible equity-to-tangible assets ratio, a non-GAAP measure, of 5.32% decreased 0.43 percentage points from December 31, 2023 and decreased 0.09 percentage points versus March 31, 2023 (see Table 14 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The decrease in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from one year prior was driven by a $599.3 million, or 4.2%, increase in tangible assets, a non-GAAP measure, due primarily to organic loan growth, while tangible equity, a non-GAAP measure, increased $19.5 million, or 2.5%, as net income retention outweighed the impact of share repurchases between the periods but lagged the growth rate of tangible assets. The decrease in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from December 31, 2023 was driven by a $47.2 million, or 5.6%, decrease in tangible equity, a non-GAAP measure, due mainly to share repurchases, while tangible assets, a non-GAAP measure, increased $296.7 million, or 2.0%, primarily due to organic loan growth and an increase in cash equivalent balances driven by net deposit inflows.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the FRB. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary sources of funds are deposits, which were $13.35 billion at March 31, 2024. The primary sources of non-deposit funds are customer repurchase agreements, and FHLB and FRB overnight advances and term borrowings. At March 31, 2024, there were $287.2 million of customer repurchase agreements, no overnight borrowings, and $395.1 million of FHLB term borrowings outstanding.

The Company’s primary sources of available liquidity include cash and cash equivalents, borrowing capacity at the FHLB and FRB, as well as net unpledged investment securities that could be sold, subject to market conditions, or used to collateralize additional funding. Table 13 below details the available sources of liquidity at March 31, 2024. In addition, there was $25.0 million available in an unsecured line of credit with a correspondent bank at year end. The Company’s sources of immediately available liquidity of $4.60 billion as of March 31, 2024 represent over 200% of the Company’s estimated uninsured deposits (deposits in excess of FDIC limits), net of collateralized and intercompany deposits (“net estimated uninsured deposits”), estimated to be approximately $2.12 billion.

Table 13: Sources of Liquidity

	March 31,	December 31,
(000's omitted)	2024	2023
Cash and cash equivalents	$338,381	$190,962
FHLB borrowing capacity	1,553,080	1,370,085
FRB borrowing capacity	1,135,097	1,106,806
Net unpledged investment securities	1,577,994	2,165,590
Total sources of liquidity	$4,604,552	$4,833,443

Net estimated uninsured deposits	$2,123,794	$2,184,635

Total sources of liquidity/net estimated uninsured deposits	217%	221%

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of March 31, 2024, this ratio was 8.6% for 30-days and 8.1% for 90-days, excluding the Company's capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

To measure intermediate risk over the next twelve months, the Company reviews a sources and uses projection. As of March 31, 2024, there is sufficient liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed for various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of March 31, 2024 indicate the Company has sufficient sources of liquidity for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of growth in interest-earning assets and interest-bearing liabilities for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system which disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors (the “Board”) and the Company’s ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis. Triggers within the plan and liquidity risk monitor are not by themselves definitive indicators of insufficient liquidity, but rather a mechanism for management to monitor conditions and possibly provide advance warning which could avert or reduce the impact of a crisis. Liquidity triggers are set based on a variety of factors, including Company history, trends, and current operating performance, industry observations, and, as warranted, changes in internal and external economic factors. Indicators include: core liquidity and funding needs such as the core basic surplus, unencumbered securities to average assets, and free FHLB and FRB loan collateral to average assets; heightened funding needs indicators such as average loans to average deposits, average public and nonpublic deposits to total funding, and average borrowings to total funding; capital at risk indicators including regulatory ratios; asset quality indicators; and decrease in funds availability indicators which are a combination of internal and external factors such as increased restrictions on borrowing or downturns in the credit market. The Company has established three risk levels for these liquidity triggers that inform the response based on the severity of the circumstances. Responses vary from an assessment of possible funding deficiencies with no impact on normal business operations to immediate action required due to impending funding problems. For more information regarding the risk factor associated with the possibility of a funding crisis, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on February 29, 2024.

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

The foregoing list of important factors is not all-inclusive. For more information about factors that could cause actual results to differ materially from the Company’s expectations, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on February 29, 2024. Any forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Reconciliation of GAAP to Non-GAAP Measures

Table 14: GAAP to Non-GAAP Reconciliations

	Three Months Ended
	March 31,
(000’s omitted)	2024	2023
Operating pre-tax, pre-provision net revenue (non-GAAP)
Net income (GAAP)	$40,872	$5,798
Income taxes	12,171	1,175
Income before income taxes	53,043	6,973
Provision for credit losses	6,148	3,500
Pre-tax, pre-provision net revenue (non-GAAP)	59,191	10,473
Acquisition expenses	35	57
Litigation accrual	119	0
Loss on sales of investment securities	0	52,329
Gain on debt extinguishment	0	(242)
Unrealized gain on equity securities	(16)	0
Amortization of intangible assets	3,576	3,667
Operating pre-tax, pre-provision net revenue (non-GAAP)	$62,905	$66,284

Operating pre-tax, pre-provision net revenue per share (non-GAAP)
Diluted earnings per share (GAAP)	$0.76	$0.11
Income taxes	0.23	0.02
Income before income taxes	0.99	0.13
Provision for credit losses	0.12	0.06
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.11	0.19
Acquisition expenses	0.00	0.00
Litigation accrual	0.00	0.00
Loss on sales of investment securities	0.00	0.96
Gain on debt extinguishment	0.00	0.00
Unrealized gain on equity securities	0.00	0.00
Amortization of intangible assets	0.07	0.07
Operating pre-tax, pre-provision net revenue per share (non-GAAP)	$1.18	$1.22

Operating net income (non-GAAP)
Net income (GAAP)	$40,872	$5,798
Acquisition expenses	35	57
Tax effect of acquisition expenses	(8)	(12)
Subtotal (non-GAAP)	40,899	5,843
Litigation accrual	119	0
Tax effect of litigation accrual	(26)	0
Subtotal (non-GAAP)	40,992	5,843
Loss on sales of investment securities	0	52,329
Tax effect of loss on sales of investment securities	0	(11,171)
Subtotal (non-GAAP)	40,992	47,001
Gain on debt extinguishment	0	(242)
Tax effect of gain on debt extinguishment	0	52
Subtotal (non-GAAP)	40,922	46,811
Unrealized gain on equity securities	(16)	0
Tax effect of unrealized gain on equity securities	4	0
Subtotal (non-GAAP)	40,980	46,811
Amortization of intangible assets	3,576	3,667
Tax effect of amortization of intangible assets	(787)	(783)
Operating net income (non-GAAP)	$43,769	$49,695

	Three Months Ended
	March 31,
(000's omitted)	2024	2023
Operating diluted earnings per share (non-GAAP)
Diluted earnings per share (GAAP)	$0.76	$0.11
Acquisition expenses	0.00	0.00
Tax effect of acquisition expenses	0.00	0.00
Subtotal (non-GAAP)	0.76	0.11
Litigation accrual	0.00	0.00
Tax effect of litigation accrual	0.00	0.00
Subtotal (non-GAAP)	0.76	0.11
Loss on sales of investment securities	0.00	0.96
Tax effect of loss on sales of investment securities	0.00	(0.21)
Subtotal (non-GAAP)	0.76	0.86
Gain on debt extinguishment	0.00	0.00
Tax effect of gain on debt extinguishment	0.00	0.00
Subtotal (non-GAAP)	0.76	0.86
Unrealized gain on equity securities	0.00	0.00
Tax effect of unrealized gain on equity securities	0.00	0.00
Subtotal (non-GAAP)	0.76	0.86
Amortization of intangible assets	0.07	0.07
Tax effect of amortization of intangible assets	(0.01)	(0.01)
Operating diluted earnings per share (non-GAAP)	$0.82	$0.92

Return on assets
Net income (GAAP)	$40,872	$5,798
Average total assets	15,796,867	15,366,863
Return on assets (GAAP)	1.04%	0.15%

Operating return on assets (non-GAAP)
Operating net income (non-GAAP)	$43,769	$49,695
Average total assets	15,796,867	15,366,863
Operating return on assets (non-GAAP)	1.11%	1.31%

Return on equity
Net income (GAAP)	$40,872	$5,798
Average total equity	1,681,211	1,576,717
Return on equity (GAAP)	9.78%	1.49%

Operating return on equity (non-GAAP)
Operating net income (non-GAAP)	$43,769	$49,695
Average total equity	1,681,211	1,576,717
Operating return on equity (non-GAAP)	10.47%	12.78%

Net interest margin
Net interest income	$106,990	$111,030
Total average interest-earning assets	14,578,643	14,204,632
Net interest margin	2.95%	3.17%

Net interest margin (FTE) (non-GAAP)
Net interest income	$106,990	$111,030
Fully tax-equivalent adjustment (non-GAAP)	1,014	1,091
Fully tax-equivalent net interest income (non-GAAP)	108,004	112,121
Total average interest-earning assets	14,578,643	14,204,632
Net interest margin (FTE) (non-GAAP)	2.98%	3.20%

	Three Months Ended
	March 31,
(000’s omitted)	2024	2023
Operating noninterest revenues (non-GAAP)
Noninterest revenues (GAAP)	$70,285	$13,495
Loss on sales of investment securities	0	52,329
Gain on debt extinguishment	0	(242)
Unrealized gain on equity securities	(16)	0
Total operating noninterest revenues (non-GAAP)	$70,269	$65,582

Operating noninterest expenses (non-GAAP)
Noninterest expenses (GAAP)	$118,084	$114,052
Acquisition expenses	(35)	(57)
Litigation accrual	(119)	0
Amortization of intangible assets	(3,576)	(3,667)
Total operating noninterest expenses (non-GAAP)	$114,354	$110,328

Operating revenues (non-GAAP)
Net interest income (GAAP)	$106,990	$111,030
Noninterest revenues (GAAP)	70,285	13,495
Total revenues (GAAP)	177,275	124,525
Loss on sales of investment securities	0	52,329
Gain on debt extinguishment	0	(242)
Unrealized gain on equity securities	(16)	0
Total operating revenues (non-GAAP)	$177,259	$176,612

Noninterest revenues/total revenues
Total noninterest revenues (GAAP) – numerator	$70,285	$13,495
Total revenues (GAAP) – denominator	177,275	124,525
Noninterest revenues/total revenues (GAAP)	39.6%	10.8%

Operating noninterest revenues/operating revenues (FTE) (non-GAAP)
Total operating noninterest revenues (non-GAAP) – numerator	$70,269	$65,582
Total operating revenues (non-GAAP)	177,259	176,612
Fully tax-equivalent adjustment (non-GAAP)	1,014	1,091
Total operating revenues (FTE) (non-GAAP) – denominator	178,273	177,703
Operating noninterest revenues/operating revenues (FTE) (non-GAAP)	39.4%	36.9%

Efficiency ratio (GAAP)
Total noninterest expenses (GAAP) – numerator	$118,084	$114,052
Total revenues (GAAP) – denominator	177,275	124,525
Efficiency ratio (GAAP)	66.6%	91.6%

Operating efficiency ratio (non-GAAP)
Total operating noninterest expenses (non-GAAP) – numerator	$114,354	$110,328
Total operating revenues (FTE) (non-GAAP) – denominator	178,273	177,703
Operating efficiency ratio (non-GAAP)	64.1%	62.1%

Total tangible assets (non-GAAP)
Total assets (GAAP)	$15,858,670	$15,255,953
Goodwill and intangible assets, net	(904,439)	(900,914)
Deferred taxes on goodwill and intangible assets, net	45,433	45,369
Total tangible assets (non-GAAP)	$14,999,664	$14,400,408

	Three Months Ended
	March 31,
(000’s omitted)	2024	2023
Total tangible common equity (non-GAAP)
Shareholders' equity (GAAP)	$1,656,955	$1,634,013
Goodwill and intangible assets, net	(904,439)	(900,914)
Deferred taxes on goodwill and intangible assets, net	45,433	45,369
Total tangible common equity (non-GAAP)	$797,949	$778,468

Shareholders’ equity-to-assets ratio at quarter end
Total shareholders’ equity (GAAP) – numerator	$1,656,955	$1,634,013
Total assets (GAAP) – denominator	15,858,670	15,255,953
Shareholders’ equity-to-assets ratio at quarter end (GAAP)	10.45%	10.71%

Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$797,949	$778,468
Total tangible assets (non-GAAP) – denominator	14,999,664	14,400,408
Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)	5.32%	5.41%

Return on tangible equity (non-GAAP)
Net income (GAAP)	$40,872	$5,798
Average shareholders’ equity	1,681,211	1,576,717
Average goodwill and intangible assets, net	(902,215)	(900,616)
Average deferred taxes on goodwill and intangible assets, net	45,315	45,750
Average tangible common equity (non-GAAP)	824,311	721,851
Return on tangible equity (non-GAAP)	19.94%	3.26%

Operating return on tangible equity (non-GAAP)
Operating net income (non-GAAP)	$43,769	$49,695
Average tangible common equity (non-GAAP)	824,311	721,851
Operating return on tangible equity (non-GAAP)	21.36%	27.92%

Book value (GAAP)
Total shareholders’ equity (GAAP) – numerator	$1,656,955	$1,634,013
Period end common shares outstanding – denominator	52,765	53,725
Book value (GAAP)	$31.40	$30.41

Tangible book value (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$797,949	$778,468
Period end common shares outstanding – denominator	52,765	53,725
Tangible book value (non-GAAP)	$15.12	$14.49

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 88.8% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 11.0% of the total portfolio, of which 96.2% carry a minimum rating of A-. The remaining 0.2% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity over the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by guidelines established in the policies reviewed and approved annually by the Company’s Board. The Board delegates responsibility for carrying out the policies to the ALCO, which meets each month. The committee is made up of the Company's senior management, corporate finance and risk personnel as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources. As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation. This begins with the development of a base case scenario, which projects net interest income (“NII”) over the next twelve month period. The base case scenario NII may increase or decrease significantly from quarter to quarter reflective of changes during the most recent quarter in the Company’s: (i) earning assets and liabilities balances, (ii) composition of earning assets and liabilities, (iii) earning asset yields, (iv) cost of funds and (v) various model assumptions including loan and time deposit spreads and core deposit betas, as well as current market interest rates, including the slope of the yield curve and projected changes in the slope of the yield curve over the twelve month period. The direction of interest rates, the slope of the yield curve, the modeled changes in deposit balances and the cost of funds, including the Company’s deposit and funding betas, are not easily predicted in the current market environment, and therefore a wide variety of strategic balance sheet and treasury yield curve scenarios are modeled on an ongoing basis.

The following reflects the Company's estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using March 31, 2024 as a starting point.
●	The model assumes the Company’s average deposit balances will increase approximately 1.5% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 3.5% over the next twelve months, largely due to forecasted loan growth.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.
●	The model assumes no additional investment security purchases over the next twelve months. Investment cash inflows will be used to pay down overnight borrowings and fund loan growth.
●	In the rising/falling rates scenarios, the prime rate, federal funds, and treasury curve rates are assumed to move up/down in a parallel manner by the amounts listed below over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at March 31, 2024	income at March 31, 2024
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(5,914)	(1.3)%
+100 basis points	$(3,269)	(0.7)%
-100 basis points	$6,135	1.3%
-200 basis points	$8,894	1.9%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)Not applicable.
b)Not applicable.
c)At its December 2023 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2024. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the first quarter of 2024:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
January 1-31, 2024	1,083	$50.10	0	2,697,000
February 1-29, 2024	145,000	45.39	145,000	2,552,000
March 1-31, 2024	605,000	46.08	605,000	1,947,000
Total (1)	751,083	$45.96	750,000
(1)	Included in the common shares repurchased were 1,083 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

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

Community Bank System, Inc.

Date: May 10, 2024	/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov, President and Chief Executive Officer

Date: May 10, 2024	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief Financial Officer