Form 10-Q
period 2024-06-30
COMMUNITY FINANCIAL SYSTEM, INC.
filed 2024-08-09
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

                                               Community Bank System, Inc.

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on July 31, 2024: 52,543,703 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$201,493	$190,962
Available-for-sale investment securities, includes pledged securities that can be sold or repledged of $344,813 and $598,873, respectively (cost of $3,241,610 and $3,301,607, respectively)	2,808,953	2,919,992
Held-to-maturity securities (fair value of $1,167,755 and $1,121,816, respectively)	1,271,109	1,172,174
Equity and other securities	86,500	73,146

Loans	10,023,857	9,704,598
Allowance for credit losses	(71,442)	(66,669)
Loans, net of allowance for credit losses	9,952,415	9,637,929

Goodwill	852,258	845,396
Core deposit intangibles, net	6,451	8,159
Other intangibles, net	47,071	44,432
Goodwill and intangible assets, net	905,780	897,987

Premises and equipment, net	178,095	173,418
Accrued interest and fees receivable	58,085	54,534
Other assets	444,386	435,611

Total assets	$15,906,816	$15,555,753

Liabilities:
Noninterest-bearing deposits	$3,649,389	$3,638,527
Interest-bearing deposits	9,488,499	9,289,594
Total deposits	13,137,888	12,928,121

Overnight borrowings	177,600	53,000
Securities sold under agreement to repurchase, short-term	215,453	304,595
Federal Home Loan Bank and other borrowings	539,121	407,603
Accrued interest and other liabilities	166,574	164,497
Total liabilities	14,236,636	13,857,816

Commitments and contingencies (See Note J)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,549,390 and 54,372,292 shares issued, respectively	54,549	54,372
Additional paid-in capital	1,065,937	1,060,289
Retained earnings	1,230,133	1,188,869
Accumulated other comprehensive loss	(585,794)	(556,892)
Treasury stock, at cost (2,026,587 shares, including 101,911 shares held by deferred compensation arrangements at June 30, 2024, and 1,045,232 shares including 120,556 shares held by deferred compensation arrangements at December 31, 2023)	(100,446)	(55,592)
Deferred compensation arrangements (101,911 and 120,556 shares, respectively)	5,801	6,891
Total shareholders’ equity	1,670,180	1,697,937

Total liabilities and shareholders’ equity	$15,906,816	$15,555,753

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$133,159	$107,275	$260,657	$207,637
Interest and dividends on taxable investments	20,779	20,811	42,681	42,749
Interest and dividends on nontaxable investments	3,100	3,538	6,359	7,120
Total interest income	157,038	131,624	309,697	257,506

Interest expense:
Interest on deposits	40,389	18,948	77,174	28,876
Interest on borrowings	7,240	3,397	16,124	8,321
Total interest expense	47,629	22,345	93,298	37,197

Net interest income	109,409	109,279	216,399	220,309
Provision for credit losses	2,708	752	8,856	4,252
Net interest income after provision for credit losses	106,701	108,527	207,543	216,057

Noninterest revenues:
Deposit service fees	14,171	13,685	28,422	26,581
Mortgage banking	2,275	11	2,620	286
Other banking services	3,193	4,055	6,849	7,315
Employee benefit services	32,118	28,565	63,816	57,949
Insurance services	13,307	11,860	24,416	23,382
Wealth management services	8,691	7,858	17,901	16,103
Loss on sales of investment securities	(232)	0	(232)	(52,329)
Gain on debt extinguishment	0	0	0	242
Unrealized gain (loss) on equity securities	867	(50)	883	(50)
Total noninterest revenues	74,390	65,984	144,675	79,479

Noninterest expenses:
Salaries and employee benefits	73,447	68,034	146,510	139,521
Data processing and communications	15,274	14,291	29,622	27,420
Occupancy and equipment	10,715	10,453	22,077	21,477
Amortization of intangible assets	3,877	3,705	7,453	7,372
Legal and professional fees	3,459	3,102	7,800	8,303
Business development and marketing	4,139	4,567	7,184	7,468
Acquisition-related contingent consideration adjustment	0	1,000	0	1,000
Litigation accrual	0	0	119	0
Acquisition expenses	104	(1)	139	56
Other expenses	7,984	7,887	16,179	14,473
Total noninterest expenses	118,999	113,038	237,083	227,090

Income before income taxes	62,092	61,473	115,135	68,446
Income taxes	14,177	13,182	26,348	14,357
Net income	$47,915	$48,291	$88,787	$54,089

Basic earnings per share	$0.91	$0.90	$1.67	$1.00
Diluted earnings per share	$0.91	$0.89	$1.67	$1.00

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Pension and other post retirement obligations:
Amortization of actuarial losses (gains) included in net periodic pension cost, gross	$289	$(549)	$579	$(1,098)
Tax effect	(70)	133	(141)	267
Amortization of actuarial losses (gains) included in net periodic pension cost, net	219	(416)	438	(831)

Amortization of prior service cost included in net periodic pension cost, gross	160	160	320	320
Tax effect	(39)	(39)	(78)	(78)
Amortization of prior service cost included in net periodic pension cost, net	121	121	242	242

Other comprehensive income (loss) related to pension and other post-retirement obligations, net of taxes	340	(295)	680	(589)

Net unrealized (losses) gains on investment securities:
Net unrealized holding (losses) gains on investment securities, gross	(3,298)	(44,039)	(39,364)	47,221
Tax effect	805	10,717	9,607	(11,510)
Net unrealized holding (losses) gains on investment securities, net	(2,493)	(33,322)	(29,757)	35,711

Reclassification adjustment for net losses included in net income, gross	232	0	232	52,329
Tax effect	(57)	0	(57)	(12,714)
Reclassification adjustment for net losses included in net income, net	175	0	175	39,615

Other comprehensive (loss) gain related to unrealized (losses) gains on investment securities, net of taxes	(2,318)	(33,322)	(29,582)	75,326

Other comprehensive (loss) income, net of taxes	(1,978)	(33,617)	(28,902)	74,737
Net income	47,915	48,291	88,787	54,089
Comprehensive income	$45,937	$14,674	$59,885	$128,826

	As of
	June 30,	December 31,
	2024	2023
Accumulated Other Comprehensive Loss by Component:
Unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	$(35,219)	$(36,118)
Tax effect	8,695	8,914
Net unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	(26,524)	(27,204)

Unrealized loss on investment securities	(738,122)	(698,990)
Tax effect	178,852	169,302
Net unrealized loss on investment securities	(559,270)	(529,688)

Accumulated other comprehensive loss	$(585,794)	$(556,892)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended June 30, 2024 and 2023

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at March 31, 2024	52,764,561	$54,540	$1,063,508	$1,205,994	$(583,816)	$(89,027)	$5,756	$1,656,955

Net income				47,915				47,915

Other comprehensive loss, net of tax					(1,978)			(1,978)

Dividends declared:
Common, $0.45 per share				(23,776)				(23,776)

Common stock activity under employee stock plans	9,283	9	429					438

Stock-based compensation			2,045					2,045

Distribution of stock under deferred compensation agreements			(45)				45	0

Treasury stock purchased	(251,041)					(11,419)		(11,419)

Balance at June 30, 2024	52,522,803	$54,549	$1,065,937	$1,230,133	$(585,794)	$(100,446)	$5,801	$1,670,180

Balance at March 31, 2023	53,724,917	$54,360	$1,052,802	$1,134,527	$(578,085)	$(36,325)	$6,734	$1,634,013

Net income				48,291				48,291

Other comprehensive loss, net of tax					(33,617)			(33,617)

Dividends declared:
Common, $0.44 per share				(23,692)				(23,692)

Common stock activity under employee stock plans	3,173	4	147			(51)	51	151

Stock-based compensation			1,922					1,922

Treasury stock purchased	(200,000)					(9,662)		(9,662)

Balance at June 30, 2023	53,528,090	$54,364	$1,054,871	$1,159,126	$(611,702)	$(46,038)	$6,785	$1,617,406

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2024 and 2023

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at December 31, 2023	53,327,060	$54,372	$1,060,289	$1,188,869	$(556,892)	$(55,592)	$6,891	$1,697,937

Net income				88,787				88,787

Other comprehensive loss, net of tax					(28,902)			(28,902)

Dividends declared:
Common, $0.90 per share				(47,523)				(47,523)

Common stock activity under employee stock plans	177,098	177	1,217					1,394

Stock-based compensation			4,423					4,423

Distribution of stock under deferred compensation arrangements	20,769		8			1,082	(1,090)	0

Treasury stock purchased	(1,002,124)					(45,936)		(45,936)

Balance at June 30, 2024	52,522,803	$54,549	$1,065,937	$1,230,133	$(585,794)	$(100,446)	$5,801	$1,670,180

Balance at December 31, 2022	53,737,249	$54,190	$1,050,231	$1,152,452	$(686,439)	$(26,485)	$7,756	$1,551,705

Net income				54,089				54,089

Other comprehensive income, net of tax					74,737			74,737

Dividends declared:
Common, $0.88 per share				(47,415)				(47,415)

Common stock activity under employee stock plans	171,577	174	490			(111)	111	664

Stock-based compensation			4,194					4,194

Distribution of stock under deferred compensation arrangements	19,264		(44)			1,126	(1,082)	0

Treasury stock purchased	(400,000)					(20,568)		(20,568)

Balance at June 30, 2023	53,528,090	$54,364	$1,054,871	$1,159,126	$(611,702)	$(46,038)	$6,785	$1,617,406

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net income	$88,787	$54,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,676	6,544
Amortization of intangible assets	7,453	7,372
Net amortization on securities, loans and borrowings	4,521	1,749
Stock-based compensation	4,423	4,194
Gain on debt extinguishment	0	(242)
Provision for credit losses	8,856	4,252
Amortization of mortgage servicing rights	365	452
Loss on sales of investment securities	232	52,329
Unrealized (gain) loss on equity securities	(883)	50
Income from bank-owned life insurance policies	(1,209)	(1,166)
Net gain on sale of assets	(959)	(1,061)
Change in other assets and liabilities	1,418	(9,706)
Net cash provided by operating activities	119,680	118,856
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	32,922	394,452
Proceeds from maturities, calls, and paydowns of held-to-maturity investment securities	1,678	24
Proceeds from maturities and redemptions of equity and other investment securities, net	140	23,823
Proceeds from sales of available-for-sale investment securities	30,991	733,789
Purchases of held-to-maturity investment securities	(85,925)	(9,778)
Purchases of equity and other securities, net	(12,611)	(3,540)
Net increase in loans	(335,720)	(373,950)
Cash paid for acquisitions, net of cash received	(10,464)	(6,376)
Proceeds from sales of premises, equipment and other assets	1,641	4,367
Purchases of premises and equipment	(8,569)	(6,941)
Net cash (used in) provided by investing activities	(385,917)	755,870
Financing activities:
Net increase (decrease) in deposits	209,767	(140,522)
Net increase (decrease) in overnight borrowings	124,600	(534,400)
Net decrease in securities sold under agreement to repurchase, short-term	(89,142)	(113,183)
Proceeds from other Federal Home Loan Bank borrowings	150,000	0
Payments on and maturities of other Federal Home Loan Bank borrowings	(23,895)	(2,239)
Payments of contingent consideration for acquisitions	(881)	0
Redemption of subordinated notes payable	0	(3,000)
Proceeds from issuance of common stock	1,394	664
Purchases of treasury stock	(45,936)	(20,679)
Increase in deferred compensation arrangements	0	111
Cash dividends paid	(47,863)	(47,442)
Withholding taxes paid on share-based compensation	(1,276)	(1,153)
Net cash provided by (used in) financing activities	276,768	(861,843)
Change in cash and cash equivalents	10,531	12,883
Cash and cash equivalents at beginning of period	190,962	209,896
Cash and cash equivalents at end of period	$201,493	$222,779
Supplemental disclosures of cash flow information:
Cash paid for interest	$92,298	$36,408
Cash paid for income taxes	16,764	18,478
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	23,828	23,735
Transfers from loans to other real estate	987	232
Transfers from premises and equipment, net to other assets	0	1,948
Finance lease right of use asset in exchange for finance lease liability	5,327	0
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	574	60
Fair value of liabilities assumed	1,940	9
Contingent consideration in exchange for acquired assets	3,416	0

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2024 is unaudited; however, in the opinion of Community Financial System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024.

NOTE B: ACQUISITIONS

Subsequent Period Acquisitions

On July 1, 2024, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”), completed the acquisition of certain assets of an insurance agency headquartered in Florida for $0.9 million in cash. The effects of the acquired assets will be included in the consolidated financial statements from the acquisition date.

Current and Prior Period Acquisitions

On May 1, 2024, the Company, through its subsidiary OneGroup, completed the acquisition of certain assets of an insurance agency headquartered in New York for $0.3 million in cash. The Company recorded a $0.3 million customer list intangible asset in connection with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since the date of acquisition. The operations of this acquisition have been integrated into the Company and discrete reporting of revenues and direct expenses for the three and six months ended June 30, 2024 is not practicable.

On April 1, 2024, the Company, through its subsidiary OneGroup, completed the acquisition of a New York-based insurance agency for $4.2 million in cash plus contingent consideration with an estimated fair value of $0.4 million at acquisition date. The effects of the acquired assets and liabilities are included in the consolidated financial statements from that date. The contingent consideration arrangement requires additional consideration to be paid by the Company based on a percentage of retained revenue two years after the date of acquisition, up to a maximum of $1.0 million. The fair value of the contingent consideration of $0.4 million at the acquisition date was estimated based on projected retained revenue levels. Net assets acquired were $2.1 million, including $2.5 million of customer list intangible assets, and the Company recorded $2.5 million of goodwill in conjunction with the acquisition. Revenues and direct expenses included in the consolidated statements of income for the three and six months ended June 30, 2024 were immaterial.

On February 1, 2024, the Company, through its subsidiary Benefit Plans Administrative Services, LLC (“BPA”), completed the acquisition of certain assets of Creative Plan Designs Limited (“CPD”), a financial services company that provides employee benefit plan design, administration and consulting services. Total consideration was $5.9 million in cash plus contingent consideration with an estimated fair value of $3.0 million at acquisition date. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired were $4.5 million, including $5.5 million of customer list intangible assets, and the Company recorded $4.4 million of goodwill in conjunction with the acquisition. The operations of this acquisition have been integrated into the Company and discrete reporting of revenues and direct expenses for the three and six months ended June 30, 2024 is not practicable.

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

During 2023, the Company, through its subsidiaries OneGroup, OneGroup Wealth Partners, Inc. (“Wealth Partners”) and Benefit Plans Administrative Services, Inc. (“BPAS”), completed the acquisition of certain assets of financial services companies. The acquired companies provide insurance, wealth management and benefit plan recordkeeping services and are headquartered in New York, Pennsylvania and Florida. Total aggregate consideration for these acquisitions was $8.3 million, including $6.8 million in cash and $1.5 million in contingent consideration arrangements. The contingent consideration arrangements are based on achieving certain levels of retained revenue over a period ranging from two to five years. The fair value of these arrangements has been recorded based on the assumption that retained revenue levels will meet or exceed the required threshold for the maximum contingent consideration payments. Aggregate assets acquired were $5.3 million, including $5.1 million of customer list intangible assets, and the Company recorded goodwill of $3.0 million. The effects of the acquired assets have been included in the consolidated financial statements since the date of acquisition. The operations of these acquisitions have been integrated into the Company and discrete reporting of revenues and direct expenses for the three and six months ended June 30, 2024 and 2023 is not practicable.

On March 1, 2023, the Company, through its subsidiary Community Bank, N.A. (“CBNA”), completed the acquisition of certain assets of Axiom Realty Group, which includes Axiom Capital Corp., Axiom Realty Management, LLC and Axiom Realty Advisors, LLC (collectively referred to as “Axiom”), a commercial real estate finance and advisory firm, for $1.8 million in cash. The Company recorded a $1.2 million customer list intangible and recognized $0.6 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.1 million and $0.7 million and direct expenses of approximately $0.5 million and $1.3 million were included in the consolidated statements of income for the three and six months ended June 30, 2024, respectively. Revenues for the three months ended June 30, 2023 were immaterial and were approximately $0.1 million for the six months ended June 30, 2023. Direct expenses of approximately $0.5 million and $0.7 million were included in the consolidated statements of income for the three and six months ended June 30, 2023, respectively.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions, and are subject to adjustment based on updated information not available at the time of the acquisitions. During the first quarter of 2024, an additional cash consideration payment of $0.1 million was made in connection with a 2023 acquisition based upon the receipt of new information resulting in a $0.1 million increase to the carrying value of other intangibles and had no impact on the carrying value of goodwill.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2024			2023
(000s omitted)	CPD	Other(1)	Total	Axiom	Other(2)	Total
Consideration:
Cash	$5,861	$4,502	$10,363	$1,819	$6,832	$8,651
Contingent consideration	3,066	350	3,416	0	1,450	1,450
Total net consideration	8,927	4,852	13,779	1,819	8,282	10,101

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	33	33	0	0	0
Premises and equipment, net	6	106	112	25	41	66
Other assets	26	436	462	2	175	177
Other intangibles	5,500	2,750	8,250	1,176	5,064	6,240
Other liabilities	(990)	(950)	(1,940)	(9)	(9)	(18)
Total identifiable assets, net	4,542	2,375	6,917	1,194	5,271	6,465
Goodwill	$4,385	$2,477	$6,862	$625	$3,011	$3,636
(1)	Includes amounts for OneGroup acquisitions completed as of June 30, 2024.
(2)	Includes amounts for all OneGroup, Wealth Partners and BPAS acquisitions completed in 2023.

The other intangibles related to the CPD acquisition are being amortized using an accelerated method over an estimated useful life of twelve years. The other intangibles related to the OneGroup acquisitions completed in 2024 and 2023, the Wealth Partners and BPAS acquisitions completed in 2023 and the Axiom acquisition are being amortized using an accelerated method over an estimated useful life of eight years. The goodwill, which is not amortized for book purposes, was assigned to the Employee Benefit Services segment for the CPD acquisition and the BPAS acquisition completed in 2023, the Insurance segment for the OneGroup acquisitions completed in 2024 and 2023, the Wealth Management segment for the Wealth Partners acquisition completed in 2023 and the Banking and Corporate segment for the Axiom acquisition. The goodwill arising from the OneGroup acquisition in the second quarter of 2024 is not deductible for tax purposes, while the goodwill arising from all of the acquisitions completed in the first quarter of 2024 and 2023 is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses were $0.1 million during the three and six months ended June 30, 2024. Merger and acquisition integration-related expenses were immaterial for the three months ended June 30, 2023 and $0.1 million for the six months ended June 30, 2023. These expenses have been separately stated in the consolidated statements of income.

NOTE C: ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 84 through 97 of the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024 except as noted below.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2024, $31.9 million of accounts receivable, including $8.4 million of unbilled fee revenue, and $2.6 million of unearned revenue, was recorded in the consolidated statements of condition. As of December 31, 2023, $41.7 million of accounts receivable, including $8.1 million of unbilled fee revenue, and $0.8 million of unearned revenue, was recorded in the consolidated statements of condition.

Segment Information

Effective January 1, 2024, the Company changed its determination of reportable segments and reportable measure of segment profit or loss in connection with the appointment of the Company’s new President and Chief Executive Officer, who serves as the Company’s chief operating decision maker (“CODM”), and changes in the information the CODM regularly reviews and uses to allocate resources and assess performance. The appointment of the Company’s new President and Chief Executive Officer followed the retirement of the Company’s former President and Chief Executive Officer, who previously served as the Company’s CODM until December 31, 2023. The change in determination of reportable segments was also driven by a change in the disaggregation of segment information that management believes would be useful to readers of the financial statements and to align its reportable segments with financial information communicated to external parties, the Company’s Board of Directors (the “Board”) and the business leaders who regularly meet with the CODM who also review this information at the same level of disaggregation. The change in reportable measure of segment profit or loss aligns with a change in the measurement principles of the internal reporting package used by the CODM to allocate resources and assess performance, which is presented on an operating basis excluding certain items considered non-core to the underlying business. Effective January 1, 2024, the Company has identified (1) Banking and Corporate; (2) Employee Benefit Services; (3) Insurance; and (4) Wealth Management as its reportable segments and determined that operating income before income taxes is the reportable measure of segment profit or loss that the CODM regularly reviews and uses to allocate resources and assess performance. The Company’s insurance services revenue and wealth management services revenue are reported separately in the Insurance reportable segment and Wealth Management reportable segment, respectively. The prior period has been recast to conform to the new current period presentation. See Note M for more detail on segment information.

Leases

The Company entered into certain finance leases during the second quarter of 2024. Leases are classified as operating or finance leases at the lease commencement date. The classification is governed by five criteria in accordance with FASB ASC 842-10-25-2, and if any of the five criteria are met, the lease is classified as a finance lease. All other leases are classified as an operating lease. The right-of-use assets associated with finance leases are included in other assets in the Company’s consolidated statements of condition. The lease liabilities associated with finance leases are included in Federal Home Loan Bank (“FHLB”) and other borrowings in the Company’s consolidated statements of condition.

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

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The update requires enhancements to the rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold as well as disclosure of income taxes paid disaggregated by federal, state and foreign taxes, and individual jurisdictions meeting a quantitative threshold. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating the impact this will have on the consolidated financial statements, however it is not expected to have a material impact on the financial statements.

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,385,193	$0	$329,145	$2,056,048	$2,381,168	$0	$300,385	$2,080,783
Obligations of state and political subdivisions	459,849	330	42,736	417,443	502,879	1,469	29,985	474,363
Government agency mortgage-backed securities	380,373	23	60,101	320,295	400,062	76	51,612	348,526
Corporate debt securities	8,000	0	503	7,497	8,000	0	606	7,394
Government agency collateralized mortgage obligations	8,195	0	525	7,670	9,498	0	572	8,926
Total available-for-sale portfolio	$3,241,610	$353	$433,010	$2,808,953	$3,301,607	$1,545	$383,160	$2,919,992

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,123,825	$0	$102,042	$1,021,783	$1,109,101	$0	$50,866	$1,058,235
Government agency mortgage-backed securities	147,284	343	1,655	145,972	63,073	688	180	63,581
Total held-to-maturity portfolio	$1,271,109	$343	$103,697	$1,167,755	$1,172,174	$688	$51,046	$1,121,816

As of June 30, 2024, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $2.0 million and equity securities without readily determinable fair values carried at $84.5 million, including FHLB common stock of $44.8 million, Federal Reserve Bank (“FRB”) common stock of $33.6 million and other equity securities of $6.1 million.

As of December 31, 2023, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $0.4 million and equity securities without readily determinable fair values carried at $72.8 million, including FHLB common stock of $32.5 million, FRB common stock of $33.6 million and other equity securities of $6.7 million.

The investment in FRB stock represents approximately half of the total required subscription, and the remaining half is unpaid and remains subject to call by the FRB.

The amount of upward and downward adjustments to equity securities without readily determinable fair values was not material for the three and six months ended June 30, 2024 and 2023.

The gains and losses on equity and other securities for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2024	2023	2024	2023
Net gain (loss) recognized on equity securities	$867	$(50)	$883	$(50)
Less: Net gain (loss) recognized on equity securities sold during the period	0	0	0	0
Unrealized gain (loss) recognized on equity securities still held	$867	$(50)	$883	$(50)

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of June 30, 2024

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000’s omitted)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,056,048	$329,145	$2,056,048	$329,145
Obligations of state and political subdivisions	65,434	1,524	317,221	41,212	382,655	42,736
Government agency mortgage-backed securities	1,562	17	316,377	60,084	317,939	60,101
Corporate debt securities	0	0	7,497	503	7,497	503
Government agency collateralized mortgage obligations	0	0	7,656	525	7,656	525
Total available-for-sale investment portfolio	$66,996	$1,541	$2,704,799	$431,469	$2,771,795	$433,010

Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$0	$0	$1,021,783	$102,042	$1,021,783	$102,042
Government agency mortgage-backed securities	114,305	1,518	6,507	137	120,812	1,655
Total held-to-maturity portfolio	$114,305	$1,518	$1,028,290	$102,179	$1,142,595	$103,697

As of December 31, 2023

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000’s omitted)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,080,783	$300,385	$2,080,783	$300,385
Obligations of state and political subdivisions	63,541	878	287,191	29,107	350,732	29,985
Government agency mortgage-backed securities	8,586	55	336,266	51,557	344,852	51,612
Corporate debt securities	0	0	7,394	606	7,394	606
Government agency collateralized mortgage obligations	0	0	8,907	572	8,907	572
Total available-for-sale investment portfolio	$72,127	$933	$2,720,541	$382,227	$2,792,668	$383,160

Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$536,885	$15,953	$521,350	$34,913	$1,058,235	$50,866
Government agency mortgage-backed securities	18,951	158	1,393	22	20,344	180
Total held-to-maturity portfolio	$555,836	$16,111	$522,743	$34,935	$1,078,579	$51,046

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds two corporate debt securities in an unrealized loss position and, based on an analysis of the financial position of the issuers including financial performance, liquidity and regulatory capital ratios, the issuers of the securities show a remote risk of default. Timely interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of June 30, 2024 represents credit losses and no related allowance for credit losses has been recognized. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale investment portfolio as of June 30, 2024. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $14.0 million at June 30, 2024 and is excluded from the estimate of credit losses.

Securities classified as held-to-maturity are included under the Current Expected Credit Loss (“CECL”) methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at June 30, 2024 all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future, and these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, AAA from Moody’s Investor Services, and AA+ from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of June 30, 2024. Accrued interest receivable on held-to-maturity debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $5.4 million at June 30, 2024 and is excluded from the estimate of credit losses. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000’s omitted)	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$13,680	$13,537
Due after one through five years	0	0	1,681,466	1,519,060
Due after five years through ten years	559,346	525,818	485,462	427,416
Due after ten years	564,479	495,965	672,434	520,975
Subtotal	1,123,825	1,021,783	2,853,042	2,480,988
Government agency mortgage-backed securities	147,284	145,972	380,373	320,295
Government agency collateralized mortgage obligations	0	0	8,195	7,670
Total	$1,271,109	$1,167,755	$3,241,610	$2,808,953

Investment securities with a carrying value of $2.05 billion and $2.14 billion at June 30, 2024 and December 31, 2023, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain borrowings included $344.8 million and $598.9 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at June 30, 2024 and December 31, 2023, respectively. All securities sold under agreement to repurchase as of June 30, 2024 and December 31, 2023 have an overnight and continuous maturity.

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

During the second quarter of 2024, the Company sold $31.2 million in book value of available-for-sale obligations of state and political subdivisions securities, recognizing $0.2 million of gross realized gains and $0.4 million of gross realized losses. The proceeds from these sales of $31.0 million were redeployed entirely towards paying off existing overnight borrowings.

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	June 30,	December 31,
(000’s omitted)	2024	2023
CRE – multifamily	$663,681	$619,794
CRE – owner occupied	816,630	752,774
CRE – non-owner occupied	1,720,539	1,711,198
Commercial & industrial and other business loans	1,093,323	1,000,630
Consumer mortgage	3,368,166	3,285,018
Consumer indirect	1,723,002	1,703,440
Consumer direct	186,503	185,229
Home equity	452,013	446,515
Gross loans, including deferred origination costs	10,023,857	9,704,598
Allowance for credit losses	(71,442)	(66,669)
Loans, net of allowance for credit losses	$9,952,415	$9,637,929

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of June 30, 2024 and December 31, 2023:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
June 30, 2024	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$141	$0	$0	$141	$663,540	$663,681
CRE – owner occupied	477	0	3,089	3,566	813,064	816,630
CRE – non-owner occupied	93	0	13,364	13,457	1,707,082	1,720,539
Commercial & industrial and other business loans	329	0	550	879	1,092,444	1,093,323
Consumer mortgage	20,004	2,129	27,897	50,030	3,318,136	3,368,166
Consumer indirect	19,664	436	0	20,100	1,702,902	1,723,002
Consumer direct	1,681	86	20	1,787	184,716	186,503
Home equity	2,685	455	2,487	5,627	446,386	452,013
Total	$45,074	$3,106	$47,407	$95,587	$9,928,270	$10,023,857

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2023	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$0	$0	$0	$0	$619,794	$619,794
CRE – owner occupied	1,477	0	1,953	3,430	749,344	752,774
CRE – non-owner occupied	2,311	0	17,964	20,275	1,690,923	1,711,198
Commercial & industrial and other business loans	880	0	336	1,216	999,414	1,000,630
Consumer mortgage	18,434	4,559	26,043	49,036	3,235,982	3,285,018
Consumer indirect	20,215	776	0	20,991	1,682,449	1,703,440
Consumer direct	1,579	135	23	1,737	183,492	185,229
Home equity	3,546	416	2,368	6,330	440,185	446,515
Total	$48,442	$5,886	$48,687	$103,015	$9,601,583	$9,704,598

An immaterial amount of interest income on nonaccrual loans was recognized during the three and six months ended June 30, 2024 and 2023 and an immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

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

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at June 30, 2024 and December 31, 2023:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$5,831	$89,742	$144,175	$53,277	$18,997	$142,653	$6,793	$161,896	$623,364
Special mention	0	13,175	7,280	0	63	5,253	0	0	25,771
Substandard	0	0	0	499	0	1,807	149	12,091	14,546
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$5,831	$102,917	$151,455	$53,776	$19,060	$149,713	$6,942	$173,987	$663,681
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – owner occupied:
Risk rating
Pass	$29,673	$55,798	$83,029	$55,491	$40,951	$255,362	$52,921	$198,180	$771,405
Special mention	0	2,964	4,258	1,850	616	12,766	440	2,745	25,639
Substandard	0	2,506	2,637	868	1,468	6,924	259	4,796	19,458
Doubtful	0	128	0	0	0	0	0	0	128
Total CRE – owner occupied	$29,673	$61,396	$89,924	$58,209	$43,035	$275,052	$53,620	$205,721	$816,630
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – non-owner occupied:
Risk rating
Pass	$52,538	$151,758	$249,033	$107,620	$87,999	$313,167	$357,791	$270,544	$1,590,450
Special mention	159	40	1,739	16,533	1,274	29,809	19,356	3,386	72,296
Substandard	0	729	134	157	303	24,167	3,869	26,666	56,025
Doubtful	0	218	0	966	0	0	0	584	1,768
Total CRE – non-owner occupied	$52,697	$152,745	$250,906	$125,276	$89,576	$367,143	$381,016	$301,180	$1,720,539
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial & industrial and other business loans:
Risk rating
Pass	$139,425	$93,097	$117,838	$80,281	$28,351	$107,359	$397,496	$57,901	$1,021,748
Special mention	667	14,314	2,285	1,818	1,149	3,705	19,267	2,363	45,568
Substandard	162	3,249	2,732	631	271	1,017	13,137	4,808	26,007
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$140,254	$110,660	$122,855	$82,730	$29,771	$112,081	$429,900	$65,072	$1,093,323
Current period gross charge-offs(1)	$0	$64	$98	$21	$0	$0	$341	$2	$526

Total business lending:
Risk rating
Pass	$227,467	$390,395	$594,075	$296,669	$176,298	$818,541	$815,001	$688,521	$4,006,967
Special mention	826	30,493	15,562	20,201	3,102	51,533	39,063	8,494	169,274
Substandard	162	6,484	5,503	2,155	2,042	33,915	17,414	48,361	116,036
Doubtful	0	346	0	966	0	0	0	584	1,896
Total business lending	$228,455	$427,718	$615,140	$319,991	$181,442	$903,989	$871,478	$745,960	$4,294,173
Current period gross charge-offs(1)	$0	$64	$98	$21	$0	$0	$341	$2	$526
(1)For the six months ended June 30, 2024.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$90,888	$145,337	$52,058	$19,982	$41,992	$112,287	$3,237	$106,580	$572,361
Special mention	13,175	7,317	0	65	0	3,522	0	8,289	32,368
Substandard	0	959	0	0	551	1,293	150	12,112	15,065
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$104,063	$153,613	$52,058	$20,047	$42,543	$117,102	$3,387	$126,981	$619,794
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – owner occupied:
Risk rating
Pass	$58,544	$89,616	$58,798	$46,465	$80,361	$192,345	$28,023	$158,652	$712,804
Special mention	3,258	2,384	649	639	1,472	11,962	743	6,064	27,171
Substandard	880	108	922	1,480	514	7,531	941	423	12,799
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$62,682	$92,108	$60,369	$48,584	$82,347	$211,838	$29,707	$165,139	$752,774
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$19	$0	$19

CRE – non-owner occupied:
Risk rating
Pass	$143,106	$255,699	$111,306	$86,560	$60,646	$275,458	$387,559	$265,348	$1,585,682
Special mention	42	827	16,109	1,311	109	29,648	18,806	3,506	70,358
Substandard	947	136	1,123	2,996	1,248	20,578	100	27,542	54,670
Doubtful	0	0	0	488	0	0	0	0	488
Total CRE – non-owner occupied	$144,095	$256,662	$128,538	$91,355	$62,003	$325,684	$406,465	$296,396	$1,711,198
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial & industrial and other business loans:
Risk rating
Pass	$146,627	$133,529	$94,764	$34,572	$34,714	$99,525	$337,388	$55,222	$936,341
Special mention	15,306	2,071	1,491	1,557	2,553	1,854	16,341	8,045	49,218
Substandard	38	800	558	477	323	1,305	10,800	770	15,071
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$161,971	$136,400	$96,813	$36,606	$37,590	$102,684	$364,529	$64,037	$1,000,630
Current period gross charge-offs(1)	$0	$160	$0	$0	$0	$36	$569	$0	$765

Total business lending:
Risk rating
Pass	$439,165	$624,181	$316,926	$187,579	$217,713	$679,615	$756,207	$585,802	$3,807,188
Special mention	31,781	12,599	18,249	3,572	4,134	46,986	35,890	25,904	179,115
Substandard	1,865	2,003	2,603	4,953	2,636	30,707	11,991	40,847	97,605
Doubtful	0	0	0	488	0	0	0	0	488
Total business lending	$472,811	$638,783	$337,778	$196,592	$224,483	$757,308	$804,088	$652,553	$4,084,396
Current period gross charge-offs(1)	$0	$160	$0	$0	$0	$36	$588	$0	$784
(1)For the year ended December 31, 2023.

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

The following tables detail the balances in all other loan categories at June 30, 2024 and December 31, 2023:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$145,501	$343,947	$341,795	$441,530	$191,633	$715,309	$0	$100,846	$2,280,561
Nonperforming	0	0	487	658	672	5,001	0	188	7,006
Total FICO AB	145,501	343,947	342,282	442,188	192,305	720,310	0	101,034	2,287,567
FICO CDE(2)
Performing	62,249	146,033	144,370	157,276	97,806	376,845	35,709	37,291	1,057,579
Nonperforming	0	948	2,689	1,751	1,881	14,364	347	1,040	23,020
Total FICO CDE	62,249	146,981	147,059	159,027	99,687	391,209	36,056	38,331	1,080,599
Total consumer mortgage	$207,750	$490,928	$489,341	$601,215	$291,992	$1,111,519	$36,056	$139,365	$3,368,166
Current period gross charge-offs(3)	$0	$0	$0	$1	$20	$136	$0	$0	$157

Consumer indirect:
Performing	$325,720	$591,520	$475,306	$208,967	$49,730	$71,323	$0	$0	$1,722,566
Nonperforming	36	146	191	55	6	2	0	0	436
Total consumer indirect	$325,756	$591,666	$475,497	$209,022	$49,736	$71,325	$0	$0	$1,723,002
Current period gross charge-offs(3)	$102	$1,489	$2,243	$766	$329	$740	$0	$0	$5,669

Consumer direct:
Performing	$44,351	$62,712	$40,782	$19,036	$5,376	$7,312	$6,828	$0	$186,397
Nonperforming	0	9	30	0	0	25	42	0	106
Total consumer direct	$44,351	$62,721	$40,812	$19,036	$5,376	$7,337	$6,870	$0	$186,503
Current period gross charge-offs(3)	$2	$592	$404	$293	$40	$65	$112	$0	$1,508

Home equity:
Performing	$25,519	$58,010	$58,923	$58,578	$29,011	$63,009	$129,233	$26,788	$449,071
Nonperforming	0	242	174	131	273	762	937	423	2,942
Total home equity	$25,519	$58,252	$59,097	$58,709	$29,284	$63,771	$130,170	$27,211	$452,013
Current period gross charge-offs(3)	$0	$0	$23	$0	$0	$0	$34	$0	$57
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.
(3)For the six months ended June 30, 2024.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$354,967	$353,185	$456,871	$199,429	$157,159	$606,591	$0	$86,067	$2,214,269
Nonperforming	0	371	764	605	279	5,187	0	195	7,401
Total FICO AB	354,967	353,556	457,635	200,034	157,438	611,778	0	86,262	2,221,670
FICO CDE(2)
Performing	148,443	150,585	164,839	103,003	71,710	331,839	39,630	30,098	1,040,147
Nonperforming	53	2,629	2,477	1,629	1,785	13,201	367	1,060	23,201
Total FICO CDE	148,496	153,214	167,316	104,632	73,495	345,040	39,997	31,158	1,063,348
Total consumer mortgage	$503,463	$506,770	$624,951	$304,666	$230,933	$956,818	$39,997	$117,420	$3,285,018
Current period gross charge-offs(3)	$0	$0	$0	$0	$85	$584	$0	$0	$669

Consumer indirect:
Performing	$681,824	$572,799	$273,035	$71,428	$45,203	$58,375	$0	$0	$1,702,664
Nonperforming	84	443	101	42	19	87	0	0	776
Total consumer indirect	$681,908	$573,242	$273,136	$71,470	$45,222	$58,462	$0	$0	$1,703,440
Current period gross charge-offs(3)	$926	$3,595	$1,969	$1,171	$570	$1,121	$0	$0	$9,352

Consumer direct:
Performing	$80,169	$52,826	$26,617	$8,282	$4,604	$5,697	$6,875	$1	$185,071
Nonperforming	33	41	47	0	2	23	12	0	158
Total consumer direct	$80,202	$52,867	$26,664	$8,282	$4,606	$5,720	$6,887	$1	$185,229
Current period gross charge-offs(3)	$206	$813	$450	$110	$110	$159	$161	$0	$2,009

Home equity:
Performing	$61,065	$62,801	$63,102	$31,094	$25,721	$44,832	$126,939	$28,177	$443,731
Nonperforming	0	162	10	253	260	533	1,053	513	2,784
Total home equity	$61,065	$62,963	$63,112	$31,347	$25,981	$45,365	$127,992	$28,690	$446,515
Current period gross charge-offs(3)	$0	$0	$0	$64	$0	$44	$11	$0	$119
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.
(3)For the year ended December 31, 2023.

Business lending loans greater than $0.5 million that are on nonaccrual are individually assessed, and if necessary, a specific allocation of the allowance for credit losses is provided. If management determines that foreclosure is probable, expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs as appropriate. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of the collateral. The collateral for individually assessed CRE non-owner occupied loans consists mainly of office properties associated with two customers. A summary of individually assessed business loans as of June 30, 2024 and December 31, 2023 follows:

	June 30, 2024			December 31, 2023
			Specifically			Specifically
	Carrying	Contractual	Allocated	Carrying	Contractual	Allocated
(000’s omitted)	Balance	Balance	Allowance	Balance	Balance	Allowance
Loans with allowance allocation:
CRE – owner occupied	$1,606	$1,606	$128	$0	$0	$0
CRE – non-owner occupied	12,804	12,905	1,767	3,484	3,484	470
Total	$14,410	$14,511	$1,895	$3,484	$3,484	$470

Loans without allowance allocation:
CRE – owner occupied	$1,289	$1,326	$0	$1,551	$1,551	$0
CRE – non-owner occupied	0	0	0	13,999	14,014	0
Commercial & industrial and other business loans	0	0	0	200	200	0
Total	$1,289	$1,326	$0	$15,750	$15,765	$0

The average carrying balance of individually assessed loans was $15.9 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively. The average carrying balance of individually assessed loans was $16.1 million and $3.1 million for the six months ended June 30, 2024 and 2023, respectively. No interest income was recognized on individually assessed loans for the three or six months ended June 30, 2024 and 2023.

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

The following table presents the amortized cost basis of loans at June 30, 2024 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below. The Company did not have any modifications to borrowers experiencing financial difficulty other than term extensions. During the three and six months ended June 30, 2023, the amount of loans that were modified to borrowers experiencing financial difficulty was immaterial.

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
		Total Class of		Total Class of
	Term	Financing	Term	Financing
(000s omitted except for percentages)	Extension	Receivable	Extension	Receivable
CRE – owner occupied	$113	0.01%	$298	0.04%
CRE – non-owner occupied	3,035	0.18%	3,253	0.19%
Commercial & industrial and other business loans	42	0.00%	140	0.00%
Consumer mortgage	236	0.01%	236	0.01%
Home equity	30	0.01%	30	0.01%
Total	$3,456	0.03%	$3,957	0.04%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

	June 30, 2024
			90+ Days Past
		Past Due 30 –	Due and Still	Non-
(000s omitted)	Current	89 Days	Accruing	Accrual	Total
CRE – owner occupied	$1,596	$0	$0	$0	$1,596
CRE – non-owner occupied	3,877	0	0	0	3,877
Commercial & industrial and other business loans	140	0	0	0	140
Consumer mortgage	0	0	0	511	511
Home equity	31	0	0	30	61
Total	$5,644	$0	$0	$541	$6,185

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
	Weighted-Average	Weighted-Average
	Term Extension (Years)	Term Extension (Years)
CRE – owner occupied	9.5	4.7
CRE – non-owner occupied	0.5	1.0
Commercial & industrial and other business loans	5.0	4.2
Consumer mortgage	7.1	7.1
Home equity	1.8	1.8
Total	1.3	1.8

There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the three months ended June 30, 2024 and 2023.

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three months and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$29,371	$(265)	$92	$1,930	$31,128
Consumer mortgage	14,490	(64)	31	(154)	14,303
Consumer indirect	20,294	(2,609)	1,931	508	20,124
Consumer direct	3,355	(635)	267	381	3,368
Home equity	1,581	(34)	0	(28)	1,519
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	70,091	(3,607)	2,321	2,637	71,442
Liabilities for off-balance-sheet credit exposures	798	0	0	71	869
Total allowance for credit losses	$70,889	$(3,607)	$2,321	$2,708	$72,311

	Three Months Ended June 30, 2023
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$25,227	$(304)	$113	$255	$25,291
Consumer mortgage	14,278	(204)	25	454	14,553
Consumer indirect	18,047	(1,859)	1,676	(56)	17,808
Consumer direct	3,030	(307)	233	76	3,032
Home equity	1,588	(84)	5	91	1,600
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	63,170	(2,758)	2,052	820	63,284
Liabilities for off-balance-sheet credit exposures	1,001	0	0	(68)	933
Total allowance for credit losses	$64,171	$(2,758)	$2,052	$752	$64,217

	Six Months Ended June 30, 2024
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$26,854	$(526)	$131	$4,669	$31,128
Consumer mortgage	15,333	(157)	34	(907)	14,303
Consumer indirect	18,585	(5,669)	3,140	4,068	20,124
Consumer direct	3,269	(1,508)	482	1,125	3,368
Home equity	1,628	(57)	3	(55)	1,519
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	66,669	(7,917)	3,790	8,900	71,442
Liabilities for off-balance-sheet credit exposures	913	0	0	(44)	869
Total allowance for credit losses	$67,582	$(7,917)	$3,790	$8,856	$72,311

	Six Months Ended June 30, 2023
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$23,297	$(479)	$285	$2,188	$25,291
Consumer mortgage	14,343	(223)	32	401	14,553
Consumer indirect	17,852	(4,390)	3,023	1,323	17,808
Consumer direct	2,973	(812)	420	451	3,032
Home equity	1,594	(84)	11	79	1,600
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	61,059	(5,988)	3,771	4,442	63,284
Liabilities for off-balance-sheet credit exposures	1,123	0	0	(190)	933
Total allowance for credit losses	$62,182	$(5,988)	$3,771	$4,252	$64,217

The allowance for credit losses increased to $71.4 million at June 30, 2024 compared to $66.7 million at December 31, 2023 and $63.2 million at March 31, 2023, reflective of an increase in loans outstanding, a stable economic forecast and continued macroeconomic uncertainty primarily concerning the business lending and consumer indirect portfolios.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $34.4 million at June 30, 2024 and is excluded from the estimate of credit losses and amortized cost basis of loans.

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

For qualitative macroeconomic adjustments, the Company uses third-party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of June 30, 2024. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the impact of a decline in residential real estate and vehicle prices as well as inflation. The scenarios utilized forecast stable unemployment levels, modest GDP and real household income growth, offset by some declines in auto, housing and commercial real estate prices.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company selected projected unemployment and GDP as indicators of forecasted losses related to business lending and utilize both factors in an even weight for the calculation. The Company also considered delinquencies, risk rating changes, recent charge-off history and acquired loans as part of the review of estimated losses.
●	Business lending – real estate: The Company selected projected unemployment and commercial real estate values as indicators of forecasted losses related to commercial real estate loans for non – office specific properties and utilize both factors in an even weight for the calculation. For office specific properties, the Company selected projected office specific commercial real estate values and vacancy rates and utilize both factors in an even weight for the calculation. The Company also considered the factors noted in business lending – non real estate.
●	Consumer mortgages and home equity: The Company selected projected unemployment and residential real estate values as indicators of forecasted losses related to mortgage lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.

●	Consumer indirect: The Company selected projected unemployment and vehicle valuation indices as indicators of forecasted losses related to indirect lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.
●	Consumer direct: The Company selected projected unemployment and inflation-adjusted household income as indicators of forecasted losses related to consumer direct lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.

At June 30, 2024, loans with a carrying amount of approximately $4.49 billion were pledged for the availability to secure certain borrowings with the FHLB and FRB. There were $710.7 million of borrowings outstanding under these arrangements at June 30, 2024.

At June 30, 2024 and December 31, 2023, there were foreclosures in process of $6.2 million and $5.8 million, respectively.

During the six months ended June 30, 2024, the Company did not purchase any loans, while the Company sold $12.8 million of secondary market eligible residential consumer mortgage loans during the period. During the six months ended June 30, 2023, the Company did not purchase any loans and sold $1.8 million of secondary market eligible residential consumer mortgage loans.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(70,922)	$6,451	$77,373	$(69,214)	$8,159
Other intangibles	134,303	(87,232)	47,071	125,919	(81,487)	44,432
Total amortizing intangibles	$211,676	$(158,154)	$53,522	$203,292	$(150,701)	$52,591

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Jul - Dec 2024	$6,737
2025	12,100
2026	10,645
2027	4,925
2028	3,727
Thereafter	15,388
Total	$53,522

Shown below are the components of the Company’s goodwill at December 31, 2023 and June 30, 2024:

(000’s omitted)	December 31, 2023	Additions	June 30, 2024
Goodwill	$845,396	$6,862	$852,258

NOTE G: BORROWINGS

During January 2024, the Company secured $300.0 million in short-term borrowings through the Bank Term Funding Program at the Federal Reserve at a rate of 4.87%, to fund expected net loan growth. These short-term borrowings matured during March 2024 and the Bank Term Funding Program has ceased making new loans as of March 11, 2024.

During June 2024, three $50.0 million putable advances were executed with the FHLB for a total of $150.0 million in new term borrowings. The advances are putable at the option of the FHLB in June 2025 and mature in June 2027 if the option is not exercised, at interest rates ranging from 4.38% to 4.47%.

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

The post-retirement benefits component of net periodic benefit cost for the three and six months ended June 30, 2024 and 2023 is immaterial. The pension benefits component of net periodic benefit cost for the three and six months ended June 30, 2024 and 2023 is as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2024	2023	2024	2023
Service cost	$1,004	$1,108	$2,177	$2,216
Interest cost	1,902	1,890	3,800	3,780
Expected return on plan assets	(4,660)	(4,020)	(9,260)	(8,040)
Amortization of unrecognized net loss	349	(555)	632	(1,110)
Amortization of prior service cost	205	205	410	410
Net periodic benefit	$(1,200)	$(1,372)	$(2,241)	$(2,744)

NOTE I: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of June 30, 2024.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. Weighted-average anti-dilutive stock options outstanding were approximately 0.3 million and 0.2 million for the three and six months ended June 30, 2024, respectively, and were immaterial and 0.2 million for the three and six months ended June 30, 2023, respectively, and were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted, except per share data)	2024	2023	2024	2023
Net income	$47,915	$48,291	$88,787	$54,089
Income attributable to unvested stock-based compensation awards	(169)	(192)	(276)	(186)
Income available to common shareholders	$47,746	$48,099	$88,511	$53,903

Weighted-average common shares outstanding – basic	52,674	53,679	52,951	53,760
Basic earnings per share	$0.91	$0.90	$1.67	$1.00

Net income	$47,915	$48,291	$88,787	$54,089
Income attributable to unvested stock-based compensation awards	(169)	(192)	(276)	(186)
Income available to common shareholders	$47,746	$48,099	$88,511	$53,903

Weighted-average common shares outstanding – basic	52,674	53,679	52,951	53,760
Assumed exercise of stock options	75	115	84	152
Weighted-average common shares outstanding – diluted	52,749	53,794	53,035	53,912
Diluted earnings per share	$0.91	$0.89	$1.67	$1.00

Stock Repurchase Program

At its December 2023 meeting, the Board of Directors of the Company (the “Board”) approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2024. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. There were 1,000,000 shares of treasury stock purchases made under this authorization during the first six months of 2024 with an average price paid per share of $45.84.

At its December 2022 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2023. There were 607,161 shares of treasury stock purchases made under this authorization during 2023 with an average price paid per share of $49.44, including 400,000 shares of treasury stock purchases made under this authorization during the first six months of 2023 with an average price paid per share of $51.42.

NOTE J: COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third - party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to the Company’s normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. The fair value of the standby letters of credit is immaterial for disclosure.

The contract amounts of commitments and contingencies are as follows:

	June 30,	December 31,
(000’s omitted)	2024	2023
Commitments to extend credit	$1,564,401	$1,494,549
Standby letters of credit	56,683	61,352
Total	$1,621,084	$1,555,901

On November 16, 2023, the Federal Deposit Insurance Corporation (“FDIC”) issued a final rulemaking that implemented a special assessment to recover the uninsured deposit losses from bank failures that occurred during 2023. The final rule anticipated collecting the special assessment over eight quarterly assessment periods beginning in 2024 at an annual rate of approximately 13.4 basis points of uninsured deposits that exceeded $5.0 billion as of December 31, 2022. The FDIC has indicated that the amount of the special assessment and number of quarterly assessment periods are subject to adjustment as their loss estimates change. The Company accrued $1.5 million of expense related to the FDIC special assessment in 2023. During the three months ended March 31, 2024, the Company accrued an additional $0.4 million associated with an expected increase to the FDIC special assessment based on the receipt of new information. During the three months ended June 30, 2024, the Company reduced its accrual by $0.1 million associated with an expected decrease to the FDIC special assessment based on the receipt of additional new information from the FDIC that indicated an update to the special assessment amount and an increase in the number of quarterly assessment periods from eight to ten. Total FDIC insurance expense was $1.9 million for both the three months ended June 30, 2024 and 2023 and was $4.5 million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively.

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

The Company recorded a loss contingency in 2023 related to the anticipated settlement, following mediation, of a threatened collective and class action asserted against CBNA on behalf of certain nonexempt branch employees, regarding unpaid wages under the Fair Labor Standards Act and applicable state labor laws. On February 5, 2024, following a mediation held on February 1, 2024, the Company agreed to a settlement in the amount of $5.8 million. A settlement agreement has been executed by the parties and the terms of the settlement have been approved by the Court. The Company recorded a $5.8 million litigation accrual at December 31, 2023. During the three months ended June 2024, the Company paid $5.8 million to the qualified settlement fund and the claims administrator mailed a notice and settlement check to class members who are eligible to participate in the settlement. Any funds that remain in the qualified settlement fund after the deadline to negotiate the settlement checks will revert to CBNA during the three months ended December 31, 2024.

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

	June 30, 2024
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,996,264	$59,784	$0	$2,056,048
Obligations of state and political subdivisions	0	417,443	0	417,443
Government agency mortgage-backed securities	0	320,295	0	320,295
Corporate debt securities	0	7,497	0	7,497
Government agency collateralized mortgage obligations	0	7,670	0	7,670
Total available-for-sale investment securities	1,996,264	812,689	0	2,808,953
Equity securities	2,005	0	0	2,005
Mortgage loans held for sale	0	1,229	0	1,229
Commitments to originate real estate loans for sale	0	0	462	462
Interest rate swap agreements asset	0	431	0	431
Interest rate swap agreements liability	0	(431)	0	(431)
Total	$1,998,269	$813,918	$462	$2,812,649

	December 31, 2023
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,019,089	$61,694	$0	$2,080,783
Obligations of state and political subdivisions	0	474,363	0	474,363
Government agency mortgage-backed securities	0	348,526	0	348,526
Corporate debt securities	0	7,394	0	7,394
Government agency collateralized mortgage obligations	0	8,926	0	8,926
Total available-for-sale investment securities	2,019,089	900,903	0	2,919,992
Equity securities	372	0	0	372
Mortgage loans held for sale	0	414	0	414
Commitments to originate real estate loans for sale	0	0	2	2
Forward sales commitments	0	6	0	6
Total	$2,019,461	$901,323	$2	$2,920,786

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.
●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $1.2 million at June 30, 2024 and $0.4 million at December 31, 2023. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from a third-party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	June 30, 2024				December 31, 2023
				Total Fair				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$12,515	$12,515	$0	$0	$3,014	$3,014
Other real estate owned	0	0	1,662	1,662	0	0	1,159	1,159
Mortgage servicing rights	0	0	167	167	0	0	162	162
Contingent consideration	0	0	(7,685)	(7,685)	0	0	(5,150)	(5,150)
Total	$0	$0	$6,659	$6,659	$0	$0	$(815)	$(815)

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third - party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 7.1% to 93.1% at June 30, 2024 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company records impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. Subsequent increases in the estimated fair value of a stratum are recorded by reducing the valuation allowance up to an amount that results in the stratum being carried at its remaining amortized cost. There was a valuation allowance of approximately $1.2 million at December 31, 2023. During the three and six months ended June 30, 2024 the Company recognized a $1.2 million impairment recovery resulting in no valuation allowance at June 30, 2024.

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

The first of the two required payments were made on the OneGroup acquisition of Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”) contingent consideration in the third quarter of 2023 in the amount of $2.4 million, based on actual retained revenue results. The remaining contingent consideration liability related to the TGA acquisition was revalued at December 31, 2023 for an adjusted fair value of $1.0 million.

The first required payment was made on the CPD contingent consideration in the second quarter of 2024 in the amount of $0.9 million based on satisfaction of certain customer retention requirements.

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

				Significant Unobservable
	Fair Value at			Input Range
(000’s omitted, except per loan data)	June 30, 2024	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$12,515	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	1,662	Fair value of collateral	Estimated cost of disposal/market adjustment	7.1% - 93.1% (49.8%)
Commitments to originate real estate loans for sale	462	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	167	Discounted cash flow	Weighted average constant prepayment rate	10.0% - 20.7% (10.5%)
			Weighted average discount rate	5.1% - 5.4% (5.3%)
			Adequate compensation	$7/loan
Contingent consideration	(7,685)	Discounted cash flow	Discount rate	6.7% - 19.1% (10.9%)
			Probability of achievement	82.0% - 100.0% (93.7%)

				Significant Unobservable
	Fair Value at			Input Range
(000’s omitted, except per loan data)	December 31, 2023	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$3,014	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	1,159	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 73.8% (45.8%)
Commitments to originate real estate loans for sale	2	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	162	Discounted cash flow	Weighted average constant prepayment rate	4.2% - 5.1% (4.2%)
			Weighted average discount rate	4.6% - 5.0% (4.9%)
			Adequate compensation	$7/loan
Contingent consideration	(5,150)	Discounted cash flow	Discount rate	6.7% - 6.9% (6.9%)
			Probability of achievement	100%

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2024 and December 31, 2023 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$9,952,415	$9,582,255	$9,637,929	$9,293,902
Held-to-maturity securities	1,271,109	1,167,755	1,172,174	1,121,816
Financial liabilities:
Deposits	13,137,888	13,116,316	12,928,121	12,907,605
Overnight borrowings	177,600	177,600	53,000	53,000
Securities sold under agreement to repurchase, short-term	215,453	215,453	304,595	304,595
Other Federal Home Loan Bank borrowings	533,764	535,002	407,603	410,385

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

NOTE L: DERIVATIVE INSTRUMENTS

The Company is party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to manage its exposure to fluctuation in interest rates and credit risk. These financial instruments have been limited to interest rate swap agreements and risk participation agreements. The Company does not hold or issue derivative financial instruments for trading or other speculative purposes.

Interest Rate Swaps

The Company enters into interest rate swaps to assist our customers in managing their interest rate risk. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have associated interest rate and credit risk. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties, which are also considered derivatives and are not designated in hedging relationships. Interest rate swaps are recorded within other assets or accrued interest and other liabilities on the consolidated statements of condition at their estimated fair value. The terms of the interest rate swaps with the customer and the counterparties offset each other, with the only difference being counterparty credit risk. Any changes in the fair value of the underlying derivative contracts are reported in other banking services noninterest revenue in the consolidated statements of income.

Risk Participation Agreements

The Company may enter into a risk participation agreement (“RPA”) with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed, referred to as an “RPA sold”. In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Company has provided a loan structured with a derivative, the Company may purchase an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared, referred to as an “RPA purchased”.

Forward Sales Commitments

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

Notional values and fair values of derivative instruments as of June 30, 2024 are as follows:

	June 30, 2024
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of		Notional	Statement of
(000’s omitted)	Amount	Condition Location	Fair Value	Amount	Condition Location	Fair Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$19,456	Other assets	$462	$0	Accrued interest and other liabilities	$0
Interest rate swaps	27,800	Other assets	431	27,800	Accrued interest and other liabilities	431
RPA sold	0	Other assets	0	1,418	Accrued interest and other liabilities	0
Total derivatives	$47,256		$893	$29,218		$431

The Company’s derivative instruments as of December 31, 2023 were immaterial.

The notional amount for interest rate swaps represents the underlying principal amount used to calculate interest payments that are exchanged periodically. The notional amount for risk participation agreements represents the amount of exposure assumed or shared in case of borrower default. The notional amount for commitments to originate real estate loans for sale represents the unpaid principal amount of loans that have been committed to originate.

Fee income earned on interest rate swaps and risk participation agreements is recognized in other banking services noninterest revenues in the consolidated statements of income during the period the derivative instrument is executed. During the three and six months ended June 30, 2024, the Company recognized $0.3 million and $0.4 million, respectively, of fee income associated with interest rate swaps and risk participation agreements.

Cash collateral is posted by the Company with counterparties to secure certain derivatives, which is included in cash and cash equivalents on the consolidated statements of condition. The amount of such collateral at June 30, 2024 was $0.6 million.

The Company assessed its counterparty risk at June 30, 2024 and December 31, 2023 and determined any credit risk inherent in our derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	Banking and	Employee		Wealth
(000’s omitted)	Corporate	Benefit Services	Insurance	Management	Total
Three Months Ended June 30, 2024
Net interest income	$108,535	$702	$40	$132	$109,409
Provision for credit losses	2,708	0	0	0	2,708
Operating noninterest revenues	19,502	33,051	13,324	9,019	74,896
Operating noninterest expenses	78,185	20,206	10,645	7,123	116,159
Operating income before income taxes	$47,144	$13,547	$2,719	$2,028	$65,438
Assets	$15,673,276	$241,849	$69,946	$35,602	$16,020,673
Goodwill	$732,598	$89,769	$26,456	$3,435	$852,258
Core deposit intangibles & other intangibles, net	$7,288	$29,011	$15,460	$1,763	$53,522

Reconciliation of total segment operating income before income taxes to total consolidated income before income taxes:

Total segment operating income before income taxes	$47,144	$13,547	$2,719	$2,028	$65,438
Loss on sales of investment securities	(232)	0	0	0	(232)
Unrealized gain on equity securities	867	0	0	0	867
Amortization of intangible assets	(855)	(1,781)	(1,047)	(194)	(3,877)
Acquisition expenses	0	(15)	(89)	0	(104)
Total consolidated income before income taxes					$62,092

Reconciliation of total segment operating noninterest revenues to total consolidated noninterest revenues:

Total segment operating noninterest revenues					$74,896
Elimination of intersegment revenues					(1,141)
Loss on sales of investment securities					(232)
Unrealized gain on equity securities					867
Total consolidated noninterest revenues					$74,390

Reconciliation of total segment operating noninterest expenses to total consolidated noninterest expenses:

Total segment operating noninterest expenses					$116,159
Elimination of intersegment expenses					(1,141)
Amortization of intangible assets					3,877
Acquisition expenses					104
Total consolidated noninterest expenses					$118,999

Reconciliation of total segment assets to total consolidated assets:

Total segment assets					$16,020,673
Elimination of intersegment cash and deposits					(113,857)
Total consolidated assets					$15,906,816

	Banking and	Employee		Wealth
(000’s omitted)	Corporate	Benefit Services	Insurance	Management	Total
Three Months Ended June 30, 2023
Net interest income	$108,770	$388	$34	$87	$109,279
Provision for credit losses	752	0	0	0	752
Operating noninterest revenues	17,721	29,384	11,887	8,169	67,161
Operating noninterest expenses	75,654	18,060	9,702	6,045	109,461
Operating income before income taxes	$50,085	$11,712	$2,219	$2,211	$66,227
Assets	$14,890,873	$235,655	$64,855	$30,318	$15,221,701
Goodwill	$732,598	$85,384	$23,480	$2,498	$843,960
Core deposit intangibles & other intangibles, net	$11,114	$30,147	$15,145	$1,343	$57,749

Reconciliation of total segment operating income before income taxes to total consolidated income before income taxes:

Total segment operating income before income taxes	$50,085	$11,712	$2,219	$2,211	$66,227
Unrealized loss on equity securities	(50)	0	0	0	(50)
Amortization of intangible assets	(1,160)	(1,632)	(725)	(188)	(3,705)
Acquisition-related contingent consideration adjustment	0	100	(1,100)	0	(1,000)
Acquisition expenses	1	0	0	0	1
Total consolidated income before income taxes					$61,473

Reconciliation of total segment operating noninterest revenues to total consolidated noninterest revenues:

Total segment operating noninterest revenues					$67,161
Elimination of intersegment revenues					(1,127)
Unrealized loss on equity securities					(50)
Total consolidated noninterest revenues					$65,984

Reconciliation of total segment operating noninterest expenses to total consolidated noninterest expenses:

Total segment operating noninterest expenses					$109,461
Elimination of intersegment expenses					(1,127)
Amortization of intangible assets					3,705
Acquisition-related contingent consideration adjustment					1,000
Acquisition expenses					(1)
Total consolidated noninterest expenses					$113,038

Reconciliation of total segment assets to total consolidated assets:

Total segment assets					$15,221,701
Elimination of intersegment cash and deposits					(113,651)
Total consolidated assets					$15,108,050

	Banking and	Employee		Wealth
(000’s omitted)	Corporate	Benefit Services	Insurance	Management	Total
Six Months Ended June 30, 2024
Net interest income	$214,749	$1,325	$67	$258	$216,399
Provision for credit losses	8,856	0	0	0	8,856
Operating noninterest revenues	37,687	65,621	24,451	18,655	146,414
Operating noninterest expenses	156,412	40,539	20,768	14,043	231,762
Operating income before income taxes	$87,168	$26,407	$3,750	$4,870	$122,195

Reconciliation of total segment operating income before income taxes to total consolidated income before income taxes:

Total segment operating income before income taxes	$87,168	$26,407	$3,750	$4,870	$122,195
Loss on sales of investment securities	(232)	0	0	0	(232)
Unrealized gain on equity securities	883	0	0	0	883
Amortization of intangible assets	(1,828)	(3,506)	(1,720)	(399)	(7,453)
Acquisition expenses	0	(50)	(89)	0	(139)
Litigation accrual	0	0	(119)	0	(119)
Total consolidated income before income taxes					$115,135

Reconciliation of total segment operating noninterest revenues to total consolidated noninterest revenues:

Total segment operating noninterest revenues					$146,414
Elimination of intersegment revenues					(2,390)
Loss on sales of investment securities					(232)
Unrealized gain on equity securities					883
Total consolidated noninterest revenues					$144,675

Reconciliation of total segment operating noninterest expenses to total consolidated noninterest expenses:

Total segment operating noninterest expenses					$231,762
Elimination of intersegment expenses					(2,390)
Amortization of intangible assets					7,453
Acquisition expenses					139
Litigation accrual					119
Total consolidated noninterest expenses					$237,083

	Banking and	Employee		Wealth
(000’s omitted)	Corporate	Benefit Services	Insurance	Management	Total
Six Months Ended June 30, 2023
Net interest income	$219,452	$642	$69	$146	$220,309
Provision for credit losses	4,252	0	0	0	4,252
Operating noninterest revenues	34,166	59,571	23,435	16,806	133,978
Operating noninterest expenses	154,067	36,334	18,483	12,140	221,024
Operating income before income taxes	$95,299	$23,879	$5,021	$4,812	$129,011

Reconciliation of total segment operating income before income taxes to total consolidated income before income taxes:

Total segment operating income before income taxes	$95,299	$23,879	$5,021	$4,812	$129,011
Loss on sales of investment securities	(52,329)	0	0	0	(52,329)
Unrealized loss on equity securities	(50)	0	0	0	(50)
Gain on debt extinguishment	242	0	0	0	242
Amortization of intangible assets	(2,366)	(3,265)	(1,355)	(386)	(7,372)
Acquisition-related contingent consideration adjustment	0	100	(1,100)	0	(1,000)
Acquisition expenses	(16)	0	(40)	0	(56)
Total consolidated income before income taxes					$68,446

Reconciliation of total segment operating noninterest revenues to total consolidated noninterest revenues:

Total segment operating noninterest revenues					$133,978
Elimination of intersegment revenues					(2,362)
Loss on sales of investment securities					(52,329)
Unrealized loss on equity securities					(50)
Gain on debt extinguishment					242
Total consolidated noninterest revenues					$79,479

Reconciliation of total segment operating noninterest expenses to total consolidated noninterest expenses:

Total segment operating noninterest expenses					$221,024
Elimination of intersegment expenses					(2,362)
Amortization of intangible assets					7,372
Acquisition-related contingent consideration adjustment					1,000
Acquisition expenses					56
Total consolidated noninterest expenses					$227,090

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Financial System, Inc. (the “Company” or “CFSI”) as of and for the three and six months ended June 30, 2024 and 2023, although in some circumstances the first quarter of 2024 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 40. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2024, “last year” and equivalent terms refer to calendar year 2023, “second quarter” refers to the three months ended June 30, 2024, “YTD” refers to the six months ended June 30, 2024, and earnings per share (“EPS”) figures refer to diluted EPS.

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

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s judgment of an estimated amount of lifetime losses expected to be incurred on outstanding loans at the balance sheet date. This is estimated using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The determination of the appropriateness of the ACL is complex and applies significant and highly subjective estimates. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. The Company utilizes three methods for calculating the ACL: cumulative loss, vintage loss and line loss. Historical credit loss experience provides the basis for the estimation of expected future credit losses in all three methodologies. Qualitative adjustments are made for differences in loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices, commercial real estate prices including office property-specific price forecasts, office property-specific vacancy rates, automobile prices, gross domestic product, median household income net of inflation and other relevant factors. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside forecasts. During the first quarter of 2024, the Company updated the ACL model to add 2023 results into the historical data used for calculating the quantitative and qualitative factors as part of the annual model update procedures. During the second quarter of 2024, the Company updated the ACL model to incorporate office property-specific price forecasts and office property-specific vacancy forecasts to provide greater precision to the model.

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecasts. Changes in these economic forecasts could significantly affect the estimated expected credit losses and lead to materially different amounts from one period to the next. To illustrate the sensitivity of the ACL calculation to these economic forecasts, management performed a hypothetical sensitivity analysis using a weighting of 100% to the downside forecast, rather than the existing weighting of baseline, upside and downside of 40%, 30% and 30%, respectively. The scenario-weighted average unemployment rate and GDP growth forecasts used in the ACL model at June 30, 2024 were 4.6% and 1.8%, respectively, compared to 4.5% and 1.9% at March 31, 2024, respectively. The hypothetical downside forecast includes assumptions of a weakening economy represented by a cumulative decline in real GDP of 2.6%, enhanced geopolitical tensions, elevated inflation, a peak unemployment rate of 8.0% and an average unemployment rate of 6.6%. The Company calculated that this hypothetical scenario would increase the ACL and provision for credit losses as of and for the three and six months ended June 30, 2024 by approximately $4.6 million, and decrease net income by $3.5 million (net of tax). This change is reflective of the sensitivity of the various economic factors used in the ACL model. The resulting difference is not intended to represent an expected increase in allowance levels, as future conditions are uncertain and there are several other quantitative and qualitative factors that will also fluctuate concurrent with changing economic conditions, which would affect the results of the ACL calculation. The impact that the economic factors have on the model is affected by the upside or downside severity of the scenarios used, the product type mix, and the interaction of the economic factors with other quantitative and qualitative factors in the model, as changes in any particular factor or input may not occur at the same rate or be directionally consistent across all loan segments. Improvements in one factor may offset deterioration in other factors, both qualitative and quantitative. The third-party downside economic forecast used in the hypothetical scenario described does not predict a severe economic downturn, but rather a moderate recessionary environment. The Company’s geographic distribution of loans primarily outside of major metropolitan areas, combined with low statistical correlation between its historical losses and national economic indicators, results in changes to the allowance that are less significant as compared to national economic activity.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating” or “tangible” basis. During the first quarter of 2024, the Company modified the presentation of its non-GAAP operating results to exclude amortization of intangible assets which the Company believes better reflects core performance across its segments and enhances comparability to both banking and non-banking organizations. The prior period has been recast to conform to the current period presentation. Results on an “operating” basis exclude the after-tax effects of acquisition expenses, litigation accrual, gain on debt extinguishment, loss on sales of investment securities, unrealized gain (loss) on equity securities and amortization of intangible assets. Results on a “tangible” basis exclude goodwill and intangible asset balances, net of accumulated amortization and applicable deferred tax amounts. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions or restructuring activities. In addition, the Company provides supplemental reporting for “operating pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, litigation accrual, gain on debt extinguishment, loss on sales of investment securities, unrealized gain (loss) on equity securities and amortization of intangible assets from income before income taxes. Although operating pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the impact of CECL, helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions or restructuring activities. The Company also provides supplemental reporting of its interest income, net interest income and net interest margin on a fully tax-equivalent (“FTE”) basis, which includes an adjustment to interest income and net interest income that represents taxes that would have been paid had nontaxable investment securities and loans been taxable. Although fully tax-equivalent interest income, net interest income and net interest margin are non-GAAP measures, the Company’s management believes this information helps enhance comparability of the performance of assets that have different tax liabilities. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 14.

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

Second quarter 2024 net income decreased $0.4 million, or 0.8%, compared to the second quarter of 2023, while YTD net income increased $34.7 million, or 64.2% compared to the equivalent 2023 timeframe. Earnings per share of $0.91 for the second quarter of 2024 was $0.02 more than the second quarter of 2023, while 2024 YTD earnings per share of $1.67 was $0.67 higher than 2023 YTD earnings per share. Although net income decreased slightly between the quarterly periods due to increases in noninterest expenses, the provision for credit losses and income taxes, partially offset by increases in noninterest revenues and net interest income, earnings per share increased between the quarterly periods as the number of fully-diluted shares outstanding decreased reflective of share repurchases between the periods. The YTD increase in net income and earnings per share was primarily the result of a $52.3 million pre-tax realized loss on the sale of certain available-for-sale investment securities during the first quarter of 2023 in connection with a balance sheet repositioning. In addition, increases in income taxes, noninterest expenses and the provision for credit losses and a decrease in net interest income were partially offset by an increase in noninterest revenues excluding realized investment security losses and a decrease in the number of fully-diluted shares outstanding. Second quarter and YTD operating net income, a non-GAAP measure, decreased $1.5 million, or 2.9%, as compared to the second quarter of 2023 and decreased $7.4 million, or 7.3%, compared to June YTD 2023. Second quarter and YTD operating earnings per share, a non-GAAP measure, decreased $0.01 compared to the second quarter of 2023 and decreased $0.11 compared to June YTD 2023. Second quarter and YTD operating pre-tax, pre-provision net revenue per share, a non-GAAP measure, increased $0.05 compared to the second quarter of 2023 and was consistent with June YTD 2023.

Net interest margin decreased 13 basis points between the second quarter of 2023 and the second quarter of 2024 and decreased 18 basis points on a YTD basis. Fully tax-equivalent net interest margin, a non-GAAP measure, decreased 14 basis points between the second quarter of 2023 and the second quarter of 2024 and decreased 18 basis points on a YTD basis. The yield on average interest-earning assets increased 53 basis points compared to the prior year second quarter and 58 basis points compared to the prior YTD period, as the yield on average loans and average investments both improved. The yield on average loans for the second quarter increased 63 basis points compared to the second quarter of 2023 and 64 basis points between comparable YTD periods. The increase in yield on average loans was driven by higher interest rates on new loans, an increase in variable and adjustable-rate loan yields reflective of higher market interest rates, including the prime rate, and a high level of new loan originations. The yield on average investments, including cash equivalents, increased six basis points compared to the prior year’s second quarter and 11 basis points on a YTD basis, reflective of the sales and maturities of certain lower-yielding available-for-sale investment securities and the purchases of certain higher-yielding government agency mortgage-backed securities between the periods. The Company’s total cost of funds increased 70 basis points from last year’s second quarter and 79 basis points YTD, as the rate paid on interest-bearing deposits and the rate paid on borrowings both increased largely due to market-driven increases in deposit and borrowing rates, as well as the higher proportion of funding coming from comparatively higher rate time deposits and external borrowings.

Loan balances increased on both an average and ending basis as compared to the prior year second quarter and YTD period, reflective of continued strong organic loan growth. Deposit balances also increased on both an average and ending basis as compared to the second quarter of 2023 and YTD due primarily to growth in municipal deposit balances. Investment balances, including cash equivalents, decreased on both an average and ending basis as compared to the prior year second quarter and YTD period, primarily due to the maturities and sales of certain available-for-sale investment securities between the periods. Borrowing balances increased on both an average and ending basis compared to the second quarter of 2023 and YTD reflective of the Company securing certain fixed rate Federal Home Loan Bank (“FHLB”) term borrowings between the periods to support the funding of continued loan growth.

Reflective of an increase in loans outstanding and a stable economic forecast, the Company recorded a $2.7 million provision for credit losses during the second quarter and $8.9 million for YTD 2024 resulting in a $2.0 million and $4.6 million higher provision for credit losses than comparable prior year periods, respectively, as the Company increased credit loss reserves primarily related to the business lending and consumer indirect portfolios. Asset quality remained strong and favorable relative to long-term historical averages during the second quarter and the first six months of 2024. Net charge-offs were $1.3 million, or an annualized 0.05% of average loans, for the second quarter and $4.1 million, or an annualized 0.08% of average loans, for the first six months of 2024, compared to net charge-offs of $0.7 million, or an annualized 0.03% of average loans, for the prior year’s second quarter and $2.2 million, or an annualized 0.05% of average loans, for the first six months of 2023. The nonperforming loan ratio of 0.50% at June 30, 2024 increased 14 basis points from June 30, 2023 primarily driven by the business loans associated with four customers being downgraded from accruing to nonaccrual status and remained consistent with one quarter prior. The 30 to 89 day delinquent loan ratio remained low at 0.45%, down from 0.47% at the end of the second quarter of 2023 and up slightly from 0.43% at the end of the prior quarter.

Banking noninterest revenues, comprised of deposit service fees, mortgage banking and other banking services revenues, increased $1.9 million, or 10.6%, as compared to the prior year’s second quarter, and increased $3.7 million, or 10.9%, between the comparable YTD periods. The growth between both periods was primarily due to increases in mortgage banking revenues that reflected higher sales volumes of secondary market eligible residential mortgage loans. Financial services business revenues, comprised of employee benefit services, insurance services and wealth management services revenues, increased $5.8 million, or 12.1%, as compared to the prior year’s second quarter and increased $8.7 million, or 8.9%, compared to the prior YTD period, reflecting revenue growth in all three segments between both periods.

Noninterest expenses increased $6.0 million, or 5.3%, between the second quarter of 2023 and the second quarter of 2024 and increased $10.0 million, or 4.4%, between June YTD 2023 and June YTD 2024. The increases were primarily driven by salaries and employee benefits that increased $5.4 million, or 8.0%, and $7.0 million, or 5.0%, for the second quarter and YTD periods of 2024, respectively, as compared to the corresponding periods of 2023, reflective of merit and market-related increases in employee wages and acquisitions between the periods, partially offset by the impact of the previously announced retail customer service workforce optimization plan and a decrease in employee retirement-related severance expense. The remaining net increase in noninterest expenses were mainly due to higher data processing and communications expenses reflective of the Company’s continued investment in customer-facing and back-office technologies including investments in additional technology to enhance its cybersecurity infrastructure combined with an increase in other expenses driven by increases in insurance expenses and a decrease in the net periodic pension benefit credit due to lower non-service related components.

The Company’s deposit base and liquidity position continues to be strong, as the Company had total immediately available liquidity sources of $4.44 billion at the end of the second quarter of 2024, more than double its estimated uninsured deposits, net of collateralized and intercompany deposits. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of total deposits at the end of the second quarter. The Company’s deposit base is well diversified across customer segments, which as of June 30, 2024 was comprised of approximately 61% consumer, 26% business and 13% municipal, and broadly dispersed, illustrated by an average deposit balance per account that was under $20,000. Since the Federal Reserve began raising the federal funds rate in March 2022 in an effort to combat inflation, the cycle-to-date deposit beta (change in the Company’s cost of funds as a proportion of the change in the federal funds rate) for the Company is 22% and the cycle-to-date total funding beta is 24% of the cumulative 525 basis point increase in the federal funds rate. The lower betas are reflective of a comparatively high proportion of non-interest bearing deposits, representing approximately 28% of total ending second quarter deposits, and the composition and stability of the customer base. In addition, more than 66% of the Company’s total deposits were in noninterest checking, interest checking and savings accounts at the end of the second quarter. The Company did not utilize brokered or wholesale deposits.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $47.9 million and $88.8 million, respectively, decreased $0.4 million, or 0.8%, as compared to the second quarter of 2023 and increased $34.7 million, or 64.2%, compared to June YTD 2023. Earnings per share of $0.91 for the second quarter was $0.02 higher than the second quarter of 2023, while earnings per share for the first six months of 2024 of $1.67 was $0.67 higher than the first six months of 2023. The decrease in net income for the quarter was the result of increases in noninterest expenses, the provision for credit losses and income taxes, partially offset by increases in net interest income and noninterest revenues, while the increase in earnings per share for the quarter was the result of a decrease in fully diluted shares outstanding, which more than offset the slight decline in net income. The increase in net income and earnings per share for the YTD period as compared to the prior year was the result of an increase in noninterest revenues, primarily due to the realized loss on the sales of investment securities that was recognized in the first quarter of 2023 as part of a balance sheet repositioning, as well as an increase in all other noninterest revenues and a decrease in fully diluted shares outstanding, partially offset by an increase in noninterest expenses, income taxes and the provision for credit losses, as well as a decrease in net interest income. Operating net income, a non-GAAP measure, of $50.5 million and $94.3 million for the second quarter and June YTD 2024, respectively, decreased $1.5 million, or 2.9%, as compared to the second quarter of 2023 and decreased $7.4 million, or 7.3%, compared to June YTD 2023. Operating earnings per share, a non-GAAP measure, of $0.95 for the second quarter was down $0.01 compared to the second quarter of 2023, while operating earnings per share of $1.77 for the first six months of 2024 was down $0.11 compared to the first six months of 2023. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, second quarter net interest income of $109.4 million increased $0.1 million, or 0.1%, from the comparable prior year period. The quarterly improvement resulted from an increase in the balance of and yield on interest-earning assets, partially offset by an increase in the balance of and rate paid on interest-bearing liabilities. Net interest income for the first six months of 2024 decreased $3.9 million, or 1.8%, versus the first six months of 2023. The year-over-year decrease was primarily the result of an increase in the balance and cost of interest-bearing liabilities, partially offset by a higher balance and yield on interest-earning assets due in part to a higher proportion of those assets being comprised of loan balances due to strong organic loan growth, and the sales and maturities of certain lower-yielding available-for-sale investment securities.

Reflective of an increase in loans outstanding and a stable economic forecast, the provision for credit losses of $2.7 million for the second quarter and $8.9 million for June YTD increased $1.9 million and $4.6 million as compared to the second quarter and first six months of 2023, respectively. During the first six months of 2024, the Company increased its qualitative assessment of future uncertainty and built credit loss reserves that were primarily attributable to the business lending and consumer indirect portfolios.

Second quarter and year-to-date noninterest revenues were $74.4 million and $144.7 million, respectively, up $8.4 million, or 12.7%, from the second quarter of 2023 and up $65.2 million, or 82.0%, from the first six months of 2023. Total operating noninterest revenues, a non-GAAP measure, for the second quarter and June YTD were $73.8 million and $144.0 million, respectively, an increase of $7.7 million, or 11.7%, and $12.4 million, or 9.4%, from the prior second quarter and YTD period, respectively. The increase over the prior year second quarter was driven by a $5.8 million, or 12.1%, increase in financial services business revenues and a $1.9 million, or 10.6%, increase in banking noninterest revenues. The increase over the prior June YTD period was driven by an $8.7 million, or 8.9%, increase in financial services business revenues and a $3.7 million, or 10.9%, increase in banking noninterest revenues.

Noninterest expenses of $119.0 million and $237.1 million for the second quarter and June YTD periods, respectively, reflected an increase of $6.0 million, or 5.3%, from the second quarter of 2023 and an increase of $10.0 million, or 4.4%, from the first six months of 2023. The increase in noninterest expenses for the second quarter and June YTD periods was primarily due to increases in salaries and employee benefits, data processing and communications and other expenses. Operating noninterest expenses increased $6.7 million, or 6.2%, from the prior year second quarter, and $10.7 million, or 4.9%, from the prior June YTD.

The effective income tax rates were 22.8% and 22.9% for second quarter and YTD 2024, respectively, as compared to 21.4% and 21.0% for the comparable prior year periods, primarily due to a higher full year projected pre-tax income result and a higher proportion of income from taxable sources.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted, except per share data)	2024	2023	2024	2023
Net interest income	$109,409	$109,279	$216,399	$220,309
Provision for credit losses	2,708	752	8,856	4,252
Loss on sales of investment securities	(232)	0	(232)	(52,329)
Noninterest revenues excluding loss on sales of investment securities	74,622	65,984	144,907	131,808
Noninterest expenses	118,999	113,038	237,083	227,090
Income before income taxes	62,092	61,473	115,135	68,446
Income taxes	14,177	13,182	26,348	14,357
Net income	$47,915	$48,291	$88,787	$54,089

Diluted weighted average common shares outstanding	52,935	54,008	53,200	54,097
Diluted earnings per share	$0.91	$0.89	$1.67	$1.00

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

Net interest income totaled $109.4 million for the second quarter of 2024 compared to $109.3 million for the second quarter of 2023. As shown in Table 2a, fully tax-equivalent net interest income, a non-GAAP measure, for the second quarter was $110.4 million, consistent with the same period last year. This was driven by a 53 basis point increase in the yield on average interest-earning assets and a $664.3 million increase in average interest-earning asset balances, offset by an 89 basis point increase in the rate paid on average interest-bearing liabilities and an $888.5 million increase in average interest-bearing liability balances in comparison to the second quarter of 2023. As reflected in Table 3 for the quarter, the favorable net interest income impacts of the increase in the yield on average interest-earning assets of $18.7 million and the volume increase in average interest-earning asset balances of $6.5 million were offset by the unfavorable net interest income impacts of the increase in the rate paid on average interest-bearing liabilities of $23.0 million and the volume increase in average interest-bearing liability balances of $2.3 million.

Net interest income totaled $216.4 million for the first six months of 2024 compared to $220.3 million for the first six months of 2023. As reflected in Table 2b, June YTD fully tax-equivalent net interest income, a non-GAAP measure, of $218.4 million, decreased $4.1 million, or 1.8%, from the year-earlier period. The June YTD decrease resulted from a 102 basis point increase in the rate paid on average interest-bearing liabilities and an $822.1 million increase in average interest-bearing liability balances, partially offset by a $519.9 million increase in average interest-earning asset balances and a 58 basis point increase in the yield on average interest-earning assets. As reflected in Table 3 for June YTD, the unfavorable net interest income impacts of the increase in the rate paid on average interest-bearing liabilities of $52.5 million and the volume increase in average interest-bearing liability balances of $3.6 million were partially offset by the favorable impacts of the volume increase in average interest-earning asset balances of $9.9 million and the increase in the yield on average interest-earning assets of $42.1 million.

Net interest margin of 3.01% for the second quarter of 2024 was 13 basis points lower as compared to the second quarter of 2023. The fully tax-equivalent net interest margin, a non-GAAP measure, of 3.04% for the second quarter of 2024 was 14 basis points lower as compared to the prior year’s second quarter. Net interest margin of 2.98% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.01% for the first six months of 2024 were both 18 basis points lower than the comparable period of 2023. The decreases were the result of the increase in the rate paid on average interest-bearing liabilities, partially offset by the increase in the yield on average interest-earnings assets and a higher proportion of those assets being comprised of loan balances due to strong organic loan growth and the sales and maturities of certain lower-yielding available-for-sale investment securities between the periods. The decline in noninterest checking deposit balances combined with an increase in time deposit balances also had an adverse impact on the net interest margin and fully tax-equivalent net interest margin, a non-GAAP measure, between both periods.

The 53 basis point increase in the average yield on interest-earning assets for the quarter was the result of increases in both the yield on average loans and the yield on average investments, including cash equivalents. The yield on average loans for the second quarter increased by 63 basis points compared to the second quarter of 2023. The second quarter of 2024 yield on average investments, including cash equivalents, increased six basis points compared to the prior year while the yield on average investments, excluding cash equivalents, increased four basis points for the same timeframe. The 58 basis point increase in the yield on interest-earning assets for the first six months of 2024 was the result of a 64 basis point increase in the yield on average loans and an 11 basis point increase in the yield on average investments, including cash equivalents, compared to the prior YTD period. Excluding cash equivalents, the yield on average investments increased two basis points compared to the prior YTD period. The increase in loan yields were reflective of higher interest rates on new loans, an increase in variable and adjustable-rate loan yields driven by higher market interest rates, including the prime rate, and a high level of new loan originations. As the majority of the Company’s investment portfolio, excluding cash equivalents, is comprised of fixed yield securities, the increase in investment yields were driven by the sales and maturities of certain lower-yielding available-for-sale investment securities and the purchases of certain higher-yielding government agency mortgage-backed securities between the periods.

The second quarter and YTD average book balance of investments, including cash equivalents, decreased $232.2 million and $380.1 million, respectively, as compared to the corresponding prior year periods, primarily due to declines in the investment securities portfolio driven by scheduled maturities and the sales of certain available-for-sale investment securities combined with cashflows being redeployed into loan originations. Investment purchases outpaced sales, maturities, calls and principal payments during the second quarter and YTD periods, driven by $85.9 million of YTD government agency mortgage-backed securities purchases classified as held-to-maturity. The cash equivalents component of average interest-earning assets increased $20.4 million and $111.5 million for the second quarter and YTD periods, respectively, compared to the prior year periods. Average loan balances increased $896.5 million for the quarter and $900.0 million YTD as compared to the prior year, with increases in all five major loan portfolios between both periods due to high levels of organic growth.

The rate paid on average interest-bearing liabilities increased by 89 basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits increased 84 basis points and the average rate paid on external borrowings increased 111 basis points from the comparable prior period. For the first six months of 2024, the rate paid on average interest-bearing liabilities increased by 102 basis points from the comparable prior year period as the rate paid on average interest-bearing deposits increased 97 basis points and the rate paid on average external borrowings increased 105 basis points. The increase in the rate paid on average interest-bearing deposits was due to interest rates on certain interest-bearing deposits being raised in response to market conditions, including the effects of a 100 basis point increase in the Federal Funds rate during 2023 as a result of the Federal Reserve Bank’s (“Federal Reserve” or “FRB”) efforts to lower elevated inflation, and a shift in deposit mix as customers responded to changes in market interest rates by moving funds into higher yielding account types. The increase in the rate paid on average borrowings was primarily the result of higher market interest rates between the periods and the Company securing $400.0 million of fixed rate FHLB term borrowings in the third and fourth quarters of 2023 and $150.0 million of additional fixed rate FHLB term borrowings in the second quarter of 2024 to help meet the Company’s funding needs including the funding of the Company’s strong loan growth.

Average interest-bearing deposits increased $626.1 million compared to the prior year quarter and $581.0 million compared to the prior YTD period. The quarterly and YTD increases in average interest-bearing deposits were due to increases in time and money market deposits, partially offset by decreases in savings and interest checking deposits reflective of the aforementioned shift in deposit mix and net municipal inflows. The average borrowing balance, which primarily includes borrowings at the FHLB and securities sold under agreement to repurchase (customer repurchase agreements), increased $262.4 million and $241.1 million for the quarter and YTD periods, respectively. The increase in average borrowings from the prior year quarter and YTD periods was primarily due to the aforementioned increase in FHLB term borrowings to meet the Company’s funding needs.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent (“FTE”) basis using a marginal income tax rate of 24.4% in 2024 and 24.3% in 2023. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment, late and other fees and the accretion of acquired loan purchase discounts and premiums. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000’s omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$48,872	$620	5.10%	$28,491	$303	4.27%
Taxable investment securities (1)	4,119,882	20,159	1.97%	4,313,875	20,507	1.91%
Nontaxable investment securities (1)	466,757	3,866	3.33%	525,314	4,447	3.40%
Loans (net of unearned discount) (2)	9,969,462	133,346	5.38%	9,072,956	107,447	4.75%
Total interest-earning assets	14,604,973	157,991	4.35%	13,940,636	132,704	3.82%
Noninterest-earning assets	1,174,001			1,209,365
Total assets	$15,778,974			$15,150,001

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,657,160	21,286	1.12%	$7,874,095	12,449	0.63%
Time deposits	2,022,136	19,103	3.80%	1,179,104	6,499	2.21%
Customer repurchase agreements	275,954	1,174	1.71%	303,744	654	0.86%
Overnight borrowings	90,555	1,266	5.62%	202,565	2,610	5.17%
FHLB and other borrowings	419,437	4,800	4.60%	17,276	133	3.08%
Total interest-bearing liabilities	10,465,242	47,629	1.83%	9,576,784	22,345	0.94%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,534,516			3,836,341
Other liabilities	145,341			103,884
Shareholders’ equity	1,633,875			1,632,992
Total liabilities and shareholders’ equity	$15,778,974			$15,150,001

Net interest earnings		$110,362			$110,359

Net interest spread			2.52%			2.88%
Net interest margin on interest-earning assets			3.01%			3.14%
Net interest margin on interest-earning assets (FTE) (non-GAAP)			3.04%			3.18%

Fully tax-equivalent adjustment (3)		$953			$1,080
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment enhances the comparability of the performance of assets that have different tax liabilities.

Table 2b: Year-to-Date Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000’s omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$139,585	$3,704	5.34%	$28,135	$542	3.89%
Taxable investment securities (1)	4,095,569	38,977	1.91%	4,535,749	42,206	1.88%
Nontaxable investment securities (1)	477,569	7,931	3.34%	528,939	8,963	3.42%
Loans (net of unearned discount) (2)	9,879,085	261,052	5.31%	8,979,081	207,966	4.67%
Total interest-earning assets	14,591,808	311,664	4.30%	14,071,904	259,677	3.72%
Noninterest-earning assets	1,196,112			1,185,929
Total assets	$15,787,920			$15,257,833

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,625,621	41,132	1.08%	$7,916,883	19,046	0.49%
Time deposits	1,945,068	36,042	3.73%	1,072,847	9,830	1.85%
Customer repurchase agreements	282,980	2,427	1.73%	319,024	1,124	0.71%
Overnight borrowings	60,022	1,678	5.62%	282,089	6,892	4.93%
FHLB and other borrowings	409,474	9,376	4.60%	17,494	267	3.07%
Federal Reserve short-term borrowings	108,791	2,643	4.88%	0	0	0.00%
Subordinated notes payable	0	0	0.00%	1,543	38	4.96%
Total interest-bearing liabilities	10,431,956	93,298	1.81%	9,609,880	37,197	0.78%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,552,709			3,939,345
Other liabilities	145,712			103,598
Shareholders’ equity	1,657,543			1,605,010
Total liabilities and shareholders’ equity	$15,787,920			$15,257,833

Net interest earnings		$218,366			$222,480

Net interest spread			2.49%			2.94%
Net interest margin on interest-earning assets			2.98%			3.16%
Net interest margin on interest-earning assets (FTE) (non-GAAP)			3.01%			3.19%

Fully tax-equivalent adjustment (3)		$1,967			$2,171
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment enhances the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (FTE basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended June 30, 2024			Six months ended June 30, 2024
	versus June 30, 2023			versus June 30, 2023
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000’s omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$250	$67	$317	$2,888	$274	$3,162
Taxable investment securities	(938)	590	(348)	(4,171)	942	(3,229)
Nontaxable investment securities	(487)	(94)	(581)	(857)	(175)	(1,032)
Loans (net of unearned discount)	11,211	14,688	25,899	22,066	31,020	53,086
Total interest-earning assets (2)	6,547	18,740	25,287	9,881	42,106	51,987

Interest paid on:
Interest checking, savings and money market deposits	(352)	9,189	8,837	(726)	22,812	22,086
Time deposits	6,306	6,298	12,604	11,610	14,602	26,212
Customer repurchase agreements	(65)	585	520	(140)	1,443	1,303
Overnight borrowings	(1,550)	206	(1,344)	(6,086)	872	(5,214)
FHLB borrowings	4,571	96	4,667	8,909	200	9,109
Federal Reserve short-term borrowings	0	0	0	2,643	0	2,643
Subordinated notes payable	0	0	0	(38)	0	(38)
Total interest-bearing liabilities (2)	2,341	22,943	25,284	3,579	52,522	56,101

Net interest earnings (2)	$5,136	$(5,133)	$3	$8,040	$(12,154)	$(4,114)
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 4: Noninterest Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2024	2023	2024	2023
Employee benefit services	$32,118	$28,565	$63,816	$57,949
Insurance services	13,307	11,860	24,416	23,382
Wealth management services	8,691	7,858	17,901	16,103
Deposit service charges and fees	7,501	7,065	15,074	13,999
Debit interchange and ATM fees	6,670	6,620	13,348	12,582
Mortgage banking	2,275	11	2,620	286
Other banking revenues	3,193	4,055	6,849	7,315
Subtotal	73,755	66,034	144,024	131,616
Loss on sales of investment securities	(232)	0	(232)	(52,329)
Gain on debt extinguishment	0	0	0	242
Unrealized gain (loss) on equity securities	867	(50)	883	(50)
Total noninterest revenues	$74,390	$65,984	$144,675	$79,479

Noninterest revenues/total revenues	40.5%	37.6%	40.1%	26.5%
Operating noninterest revenues/operating revenues (FTE basis) (non-GAAP) (1)	40.1%	37.4%	39.7%	37.2%
(1)	Operating noninterest revenues, a non-GAAP measure, excludes loss on sales of investment securities, gain on debt extinguishment and unrealized gain (loss) on equity securities from total noninterest revenues. Operating revenues, a non-GAAP measure, is defined as net interest income on a fully tax-equivalent basis plus noninterest revenues, excluding loss on sales of investment securities, gain on debt extinguishment, and unrealized gain (loss) on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues totaled $74.4 million for the second quarter of 2024 and $144.7 million for the first six months of 2024. This represents an increase of $8.4 million, or 12.7%, for the quarter and an increase of $65.2 million, or 82.0%, for the YTD period in comparison to the equivalent 2023 periods. Noninterest revenues for the second quarter and YTD periods of 2024 included a $0.9 million unrealized gain on equity securities associated with the conversion of certain Visa Class B shares to Visa Class C shares and a $0.2 million loss on sales of investment securities associated with the sales of certain available-for-sale investment securities. Noninterest revenues for the first six months of 2023 included a $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities in connection with a strategic balance sheet repositioning executed during the prior year’s first quarter and a $0.2 million gain on debt extinguishment. Operating noninterest revenues, a non-GAAP measure as defined in the table above, totaled $73.8 million for the second quarter of 2024, an increase of $7.7 million, or 11.7%, from the prior year’s second quarter and totaled $144.0 million for the first six months of 2024, an increase of $12.4 million, or 9.4%, from the first six months of 2023. The increases between both periods reflected growth in employee benefit services revenues, banking noninterest revenues, insurance services revenues and wealth management services revenues.

Employee benefit services revenues increased $3.5 million, or 12.4%, and $5.9 million, or 10.1%, for the three and six months ended June 30, 2024, respectively, as compared to the equivalent prior year periods driven by new business and increases in the total participants under administration, along with growth in asset-based fee revenues resulting from market appreciation and the acquisition of certain assets of Creative Plan Designs Limited, a provider of employee benefit plan design, administration and consulting, on February 1, 2024.

Banking noninterest revenues increased $1.9 million, or 10.6%, between the second quarter of 2023 and 2024 and increased $3.7 million, or 10.9%, between the first six months of 2023 and 2024. The growth between both periods was driven by increases in mortgage banking revenues (up $2.3 million for the quarter and YTD), deposit service charges and fees (up $0.4 million for the quarter and $1.1 million YTD) and debit interchange and ATM fees (up $0.1 million for the quarter and $0.8 million YTD), partially offset by a decrease in other banking revenues (down $0.9 million for the quarter and $0.5 million YTD). The increases in mortgage banking revenues reflected higher sales volumes of secondary market eligible residential mortgage loans and an increase in the value of mortgage servicing rights. The Company expects growth in its other banking revenues associated with interest rate swap fee revenues due to its recent implementation of interest rate swap origination capabilities.

Insurance services revenues increased $1.4 million, or 12.2%, and $1.0 million, or 4.4%, for the second quarter and YTD periods, respectively, due to organic and acquired growth in commissions revenues, including the incremental revenues resulting from the acquisition of a New York-based insurance agency for $4.6 million in total consideration on April 1, 2024.

Wealth management services revenues increased $0.8 million, or 10.6%, for the second quarter of 2024 and $1.8 million, or 11.2%, for June 2024 YTD as compared to the same time periods of 2023, as more favorable investment market conditions drove an increase in assets under management between the periods.

The ratio of noninterest revenues to total revenues was 40.5% for the second quarter of 2024 and 40.1% for June YTD 2024, compared to 37.6% for the prior year’s second quarter and 26.5% for June YTD 2023. The quarterly increase was due to noninterest revenues increasing 12.7% while net interest income increased 0.1%. The YTD increase was primarily the result of the $65.2 million, or 82.0%, increase in total noninterest revenues due to the aforementioned $52.3 million realized loss on sales of investment securities recognized in the prior year’s first quarter, while net interest income decreased 1.8% driven by funding cost pressures.

The ratio of operating noninterest revenues to operating revenues (FTE), a non-GAAP measure as defined in the table above, was 40.1% for the quarter and 39.7% for the six months ended June 30, 2024, respectively, versus 37.4% and 37.2% for the comparable periods of 2023. The increase between the quarterly periods was due to an 11.7% increase in operating noninterest revenues, a non-GAAP measure, due to the factors noted above, while fully tax-equivalent net interest income, a non-GAAP measure, was flat. The year-to-date increase was a function of a 9.4% increase in operating noninterest revenues, a non-GAAP measure, due to the factors noted above, while fully tax-equivalent net interest income, a non-GAAP measure, decreased 1.8%, driven by funding cost pressures.

Noninterest Expenses

Table 5 below sets forth the quarterly and YTD results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2024	2023	2024	2023
Salaries and employee benefits	$73,447	$68,034	$146,510	$139,521
Data processing and communications	15,274	14,291	29,622	27,420
Occupancy and equipment	10,715	10,453	22,077	21,477
Amortization of intangible assets	3,877	3,705	7,453	7,372
Legal and professional fees	3,459	3,102	7,800	8,303
Business development and marketing	4,139	4,567	7,184	7,468
Litigation accrual	0	0	119	0
Acquisition expenses	104	(1)	139	56
Acquisition-related contingent consideration adjustment	0	1,000	0	1,000
Other	7,984	7,887	16,179	14,473
Total noninterest expenses	$118,999	$113,038	$237,083	$227,090

Noninterest expenses/average assets	3.03%	2.99%	3.02%	3.00%
Operating noninterest expenses(1)/average assets (non-GAAP)	2.93%	2.87%	2.92%	2.89%
Efficiency ratio (GAAP)	64.7%	64.5%	65.7%	75.8%
Operating efficiency ratio (non-GAAP)(2)	62.5%	61.4%	63.3%	61.8%
(1)	Operating noninterest expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual and amortization of intangibles. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Operating efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in footnote (1) above divided by net interest income on a fully tax-equivalent basis plus noninterest revenues excluding loss on sales of investment securities, gain on debt extinguishment and unrealized gain (loss) on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $119.0 million and $237.1 million for the second quarter and YTD periods of 2024, respectively, representing an increase of $6.0 million, or 5.3%, and an increase of $10.0 million, or 4.4%, from the prior year periods, respectively. The increases were primarily driven by salaries and employee benefits that increased $5.4 million, or 8.0%, and $7.0 million, or 5.0%, for the second quarter and YTD periods of 2024, respectively, as compared to the corresponding periods of 2023. The remaining change to noninterest expenses is attributable to data processing and communications (up $1.0 million for the quarter and $2.2 million YTD), amortization of intangible assets (up $0.2 million for the quarter and $0.1 million YTD), occupancy and equipment (up $0.3 million for the quarter and $0.6 million YTD), legal and professional fees (up $0.3 million for the quarter and down $0.5 million YTD), business development and marketing (down $0.4 million for the quarter and $0.3 million YTD), acquisition-related contingent consideration adjustments (down $1.0 million for the quarter and YTD), acquisition expenses (up $0.1 million for the quarter and YTD), litigation accrual (up $0.1 million YTD) and other expenses (up $0.1 million for the quarter and $1.7 million YTD).

The increases in salaries and benefits expense were driven by merit and market-related increases in employee wages and acquisitions between the periods, partially offset by the impact of the previously announced retail customer service workforce optimization plan and a decrease in employee retirement-related severance expense. The increases in data processing and communications expenses are reflective of the Company’s continued investment in customer-facing and back-office technologies including investments in additional technology to enhance its cybersecurity infrastructure, including the detection and prevention of customer payment-related fraud. The increase in other expenses on a YTD basis was primarily due to increases in insurance expenses and non-service related components lowering the net periodic pension benefit credit. The increase in insurance expenses included $0.3 million associated with an additional expected increase to the Federal Deposit Insurance Corporation (“FDIC”) special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of certain banks in the first quarter of 2023, along with the impact of a higher FDIC insurance assessment rate.

The Company’s GAAP efficiency ratio was 64.7% for the second quarter of 2024, 0.2 percentage points unfavorable to the comparable quarter of 2023. This resulted from total revenues increasing 4.9%, primarily due to higher noninterest revenues, while total noninterest expenses increased 5.3% due to the factors noted above. The GAAP efficiency ratio of 65.7% for June YTD 2024 was 10.1 percentage points favorable to the 75.8% GAAP efficiency ratio for June YTD 2023. The improvement in the GAAP efficiency ratio between the comparable YTD periods was the result of total revenues increasing 20.4% primarily due to the $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities during the first quarter of 2023, while total noninterest expenses increased 4.4% due to the factors noted above.

Annualized current quarter noninterest expenses as a percentage of average assets increased 0.04 percentage points versus the second quarter of the prior year as noninterest expenses increased 5.3% while average assets increased 4.2%. On a YTD basis, annualized noninterest expenses as a percentage of average assets increased 0.02 percentage points as noninterest expenses increased 4.4% while average assets increased 3.5%. Noninterest expenses increased between both periods due to the factors noted above and average assets increased between both periods primarily due to the aforementioned organic loan growth.

The Company’s operating efficiency ratio, a non-GAAP measure as defined in the table above, was 62.5% for the second quarter, 1.1 percentage points unfavorable to the comparable quarter of 2023. This resulted from operating noninterest expenses, a non-GAAP measure as described above, increasing 6.2%, while operating revenues (FTE), a non-GAAP measure as described above, increased 4.4%. The Company’s operating efficiency ratio, a non-GAAP measure as defined in the table above, of 63.3% for the first six months of 2024 was 1.5 percentage points unfavorable compared to the first six months of 2023 due to 4.9% higher operating noninterest expenses, a non-GAAP measure as described above, while operating revenues (FTE), a non-GAAP measure as described above, increased by 2.3%.

Annualized current year operating noninterest expenses, a non-GAAP measure as described above, as a percentage of average assets increased 0.06 percentage points versus the prior year quarter and increased 0.03 percentage points versus the prior year-to-date period as operating noninterest expenses, a non-GAAP measure as described above, increased at a higher rate than average assets on both a quarterly and YTD basis. Operating noninterest expenses, a non-GAAP measure as described above, increased 6.2% for the quarter and 4.9% for the year-to-date period, while average assets increased 4.2% for the quarter and 3.5% for the year-to-date period.

Income Taxes

The second quarter and YTD 2024 effective income tax rates were 22.8% and 22.9%, respectively, as compared to 21.4% and 21.0% for the comparable periods of 2023. The increase in the second quarter and YTD 2024 effective income tax rates are primarily attributable to an increase in the full-year 2024 pre-tax income projection as compared to the prior year, as the prior YTD included a $52.3 million realized loss on sales of investment securities. The Company recorded a $0.2 million income tax expense and a $0.3 million income tax benefit associated with stock-based compensation for YTD 2024 and YTD 2023, respectively. The effective tax rates adjusted to exclude stock-based compensation tax benefits and federal tax credit amortization for the second quarter and YTD 2024 were 22.3% and 22.1%, respectively, as compared to 21.4% for both of the comparable periods of 2023.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $4.17 billion at the end of the second quarter, an increase of $1.3 million from December 31, 2023 and a decrease of $65.3 million, or 1.5%, from June 30, 2023. The book value of investment securities (excluding unrealized gains and losses) of $4.60 billion at the end of the second quarter increased $51.4 million from December 31, 2023 and decreased $69.4 million from June 30, 2023. During the first six months of 2024, the Company purchased $85.9 million of government agency mortgage-backed securities with an average yield of 5.65%, which the Company classified as held-to-maturity. The Company also participated in a Visa Class B share exchange during the second quarter of 2024, in which half of its Visa Class B shares were converted into Visa Class C shares that are convertible (with certain timing restrictions) to NYSE-traded Visa Class A shares, resulting in a $0.9 million unrealized gain on equity securities. These additions were offset by proceeds of $31.0 million from sales of tax-exempt obligations of state and political subdivisions available-for-sale investment securities and $34.6 million of investment maturities, calls and principal payments during the first six months of 2024. A realized loss of $0.2 million was recognized on the sales of tax-exempt obligations of state and political subdivisions available-for-sale investment securities during the second quarter of 2024. Additionally, there was $18.9 million of net accretion on investment securities during the first six months of 2024. The effective duration of the investment securities portfolio was 6.6 years at the end of the second quarter of 2024, as compared to 7.0 years at the end of 2023 and 7.2 years at the end of the second quarter of 2023.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At June 30, 2024, the investment portfolio (excluding held-to-maturity investment securities) had a $430.9 million net unrealized loss, as compared to a $380.7 million net unrealized loss at December 31, 2023 and a $435.0 million net unrealized loss at June 30, 2023. These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates, as well as the volume and rates associated with the securities sales and maturities that have occurred over the past 12 months.

The following table sets forth the carrying value of the Company’s investment securities portfolio:

Table 6: Investment Securities

	June 30,	December 31,	June 30,
(000’s omitted)	2024	2023	2023
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,056,048	$2,080,783	$2,189,845
Obligations of state and political subdivisions	417,443	474,363	491,963
Government agency mortgage-backed securities	320,295	348,526	365,506
Corporate debt securities	7,497	7,394	7,097
Government agency collateralized mortgage obligations	7,670	8,926	10,459
Total available-for-sale portfolio	2,808,953	2,919,992	3,064,870

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	1,123,825	1,109,101	1,094,267
Government agency mortgage-backed securities	147,284	63,073	9,753
Total held-to-maturity portfolio	1,271,109	1,172,174	1,104,020

Equity and Other Securities:
Equity securities, at fair value	2,005	372	369
Federal Home Loan Bank common stock	44,838	32,526	23,663
Federal Reserve Bank common stock	33,568	33,568	33,568
Other equity securities, at adjusted cost	6,089	6,680	5,409
Total equity and other securities	86,500	73,146	63,009

Total investments	$4,166,562	$4,165,312	$4,231,899

Loans

Loans ended the second quarter at $10.02 billion, $319.3 million, or 3.3%, higher than December 31, 2023 ending loans and $853.1 million, or 9.3%, higher than June 30, 2023.

Mortgages on commercial property combined with general-purpose business lending to commercial, industrial, non-profit and municipal customers and vehicle dealer floor plan financing is characterized as the Company’s business lending activity. The business lending portfolio increased $460.5 million, or 12.0%, from June 30, 2023, and $209.8 million, or 5.1%, from December 31, 2023, driven by net organic growth over both periods. Business non-real estate loans, including commercial and industrial lending, increased $92.7 million, or 9.3%, owner-occupied commercial real estate increased $63.9 million, or 8.5%, multifamily increased $43.9 million, or 7.1%, and non-owner occupied commercial real estate increased $9.3 million, or 0.5%, as compared to December 31, 2023. While certain macroeconomic concerns are persisting related to non-owner occupied and multifamily commercial real estate, the Company’s exposure to these portfolios is diverse both geographically and by industry type, and remains relatively low at 15% of total assets, 24% of total loans and 198% of total bank-level regulatory capital. Commercial real estate lending represents 74.5% of the total business lending portfolio at June 30, 2024 while other business lending including commercial and industrial loans represents the remaining 25.5% of total business lending. The Company’s largest non-owner occupied commercial real estate lending concentration by property type is multifamily at 20.7% of total commercial real estate lending, followed by office at 11.5% and commercial construction, at 10.7%. The Company’s largest owner-occupied commercial real estate lending concentration by industry is retail trade at 8.3% of total commercial real estate lending, followed by health care and social assistance at 2.8% and real estate rental and leasing at 2.7%. These levels demonstrate the Company’s diversity in the business lending portfolio, as there are no significant industry or geographic concentrations, no metropolitan statistical area (“MSA”) accounting for more than 13% of the CRE portfolio and a very low level of commercial real estate lending being conducted in major metropolitan areas. See Table 7 below for concentrations of CRE lending by borrower type and Table 8 below for concentrations of CRE by property location.

The balance increases are reflective of continued high demand for multi-family housing, expansion of internal resources and proactive business development and pricing in the Company’s market areas, as well as the Company’s solid liquidity profile relative to competitors that creates opportunities to gain market share. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company expects the composition of its growth in its business lending portfolio over the remaining two quarters of 2024 to be a proportionally higher for business non-real estate lending than commercial real estate lending compared to what was experienced by the Company over the past several years, in order to maintain the overall concentration of its CRE portfolio. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

To assist our business lending customers in managing their interest rate risk, the Company enters into interest rate swaps which have associated interest rate and credit risk; for additional detail on the Company’s use of interest rate swaps, see Note L beginning on page 34 of this Form 10-Q.

The following table presents the concentration by borrower type of the Company’s CRE loan balances as of June 30, 2024:

Table 7: Concentrations of CRE Lending by Borrower Type

(000’s omitted, except percentages)	Amortized Cost	Percentage of Total
Multifamily and non-owner occupied CRE by property type:
Multifamily	$663,681	20.7%
Office	368,989	11.5%
Commercial Construction	340,994	10.7%
Lodging	337,801	10.6%
Retail	256,378	8.0%
Other Lessors of CRE	211,619	6.6%
Warehouse/Industrial	131,551	4.1%
Nursing/Assisted Living	57,432	1.8%
Residential Construction	4,160	0.1%
All Other	11,615	0.4%
Total multifamily and non-owner occupied CRE	2,384,220	74.5%

Owner-occupied CRE by industry:
Retail Trade	265,181	8.3%
Health Care and Social Assistance	88,622	2.8%
Real Estate Rental and Leasing	87,319	2.7%
Other Services	81,332	2.5%
Arts, Entertainment and Recreation	56,272	1.8%
Agriculture and Forestry	51,467	1.6%
Manufacturing	50,995	1.6%
Accommodation and Food Services	39,938	1.2%
Wholesale Trade	25,061	0.8%
Construction	15,679	0.5%
Transportation and Warehousing	12,037	0.4%
Professional, Scientific and Technical Services	8,707	0.3%
Educational Services	4,616	0.1%
All Other	29,404	0.9%
Total owner occupied CRE	816,630	25.5%

Total CRE	$3,200,850	100.0%

The following table presents the geographic concentrations of the Company’s CRE loan balances by property location (MSA) as of June 30, 2024:

Table 8: Concentrations of CRE by Property Location

	Multifamily CRE		Owner occupied CRE		Non-owner occupied CRE		Total CRE
		Percentage		Percentage		Percentage		Percentage
	Amortized	of Total	Amortized	of Total	Amortized	of Total	Amortized	of Total
(000’s omitted, except percentages)	Cost	CRE	Cost	CRE	Cost	CRE	Cost	CRE
MSA:
Albany-Schenectady-Troy, NY	$81,272	2.5%	$102,824	3.2%	$227,628	7.1%	$411,724	12.8%
Burlington-South Burlington, VT	166,457	5.2%	42,610	1.3%	151,075	4.7%	360,142	11.2%
Buffalo-Cheektowaga, NY	36,526	1.1%	55,639	1.7%	162,715	5.1%	254,880	7.9%
Rochester, NY	24,668	0.8%	73,555	2.3%	154,681	4.8%	252,904	7.9%
Syracuse, NY	12,071	0.4%	71,472	2.2%	146,597	4.6%	230,140	7.2%
Scranton Wilkes-Barre, PA	60,976	1.9%	59,227	1.9%	103,432	3.2%	223,635	7.0%
Utica-Rome, NY	40,208	1.3%	37,193	1.2%	58,224	1.8%	135,625	4.3%
Ithaca, NY	31,423	1.0%	13,573	0.4%	17,265	0.5%	62,261	1.9%
All Other MSA - NY(1)(2)	87,919	2.7%	45,126	1.4%	107,647	3.4%	240,692	7.5%
All Other MSA - PA(1)(2)	17,932	0.6%	50,413	1.6%	86,766	2.7%	155,111	4.9%
All Other MSA(1)	23,967	0.7%	43,542	1.4%	252,243	7.9%	319,752	10.0%

Non-MSAs:
NY	53,770	1.7%	168,008	5.2%	198,784	6.2%	420,562	13.1%
All Other Non-MSA	26,492	0.8%	53,448	1.7%	53,482	1.8%	133,422	4.3%
Total	$663,681	20.7%	$816,630	25.5%	$1,720,539	53.8%	$3,200,850	100.0%
(1)	The MSAs within these captions are individually less than 2% of total CRE exposure.
(2)	The MSAs within these captions include certain counties in adjacent states with a high degree of economic and social integration to the respective core city in New York or Pennsylvania.

Consumer mortgages increased $296.1 million, or 9.6%, from one year ago and increased $83.1 million, or 2.5%, from December 31, 2023, with the increases over both periods representing net organic growth and included the impact of certain secondary market sales of organic production. The Company sold $11.6 million and $12.8 million of consumer mortgage production during the three and six months ended 2024, respectively. Over the past year, the Company produced net organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, recruitment of additional mortgage loan originators and proactive business development efforts, while also benefitting from the comparatively stable housing market conditions in the Company’s primary markets relative to the national environment. Reflective of the higher interest rate environment and consumer expectations of future interest rate movements, the consumer mortgage growth produced over the last quarter is comprised of a higher proportion of adjustable rate loans than experienced in recent periods. During the first six months of 2024, approximately 30% of the net consumer mortgage growth is comprised of adjustable rate loans compared to approximately 13% over the last twelve months. The Company expects this trend to continue during the remainder of 2024. Home equity loans increased $12.8 million, or 2.9%, from one year ago and increased $5.5 million, or 1.2%, from December 31, 2023, in part a result of lower levels of payoffs and paydowns related to consumer mortgage refinancing in the higher interest rate environment.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine and recreational vehicle dealerships (referred to as “consumer indirect”), increased $83.7 million, or 4.6%, from one year ago, and increased $20.8 million, or 1.1%, from December 31, 2023. The increases were primarily due to the Company offering competitive pricing, benefitting from reduced participation by certain competitors and capturing an increased share of the sales volumes that existed in its market area and dealer network, which resulted in growth in the Company’s consumer installment portfolio. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans have historically provided attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as of the end of the periods indicated, as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to change when the risk factors of each component part change. The allocation is not indicative of the specific amount of future net charge-offs that is expected to be incurred in each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 9, total allowance for credit losses at the end of the first quarter was $71.4 million, an increase of $8.2 million, or 12.9%, from one year earlier and up $4.8 million, or 7.2%, from the end of 2023.

Table 9: Allowance for Credit Losses by Loan Type

	June 30, 2024		December 31, 2023		June 30, 2023
		Percent of		Percent of		Percent of
	Allowance	Total	Allowance	Total	Allowance	Total
	for Credit	Loan	for Credit	Loan	for Credit	Loan
(000’s omitted except for ratios)	Losses	Balances	Losses	Balances	Losses	Balances
Business lending	$31,128	42.8%	$26,854	42.1%	$25,291	41.8%
Consumer mortgage	14,303	33.6%	15,333	33.9%	14,553	33.5%
Consumer indirect	20,124	17.2%	18,585	17.5%	17,808	17.9%
Consumer direct	3,368	1.9%	3,269	1.9%	3,032	2.0%
Home equity	1,519	4.5%	1,628	4.6%	1,600	4.8%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total	$71,442	100.0%	$66,669	100.0%	$63,284	100.0%

As demonstrated in Table 9, the consumer direct and indirect installment loan portfolios carry higher credit risk than the business lending, consumer mortgage and home equity portfolios and therefore the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at June 30, 2024 was consistent with December 31, 2023 and June 30, 2023. The changes in allowance allocations reflect management’s continued refinement of its loss estimation techniques. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable.

Allowance for credit losses and loan net charge-off ratios are as follows:

Table 10: Loan Ratios

	June 30,	December 31,	June 30,
	2024	2023	2023
Allowance for credit losses/total loans	0.71%	0.69%	0.69%
Allowance for credit losses/nonperforming loans	141%	122%	190%
Nonaccrual loans/total loans	0.47%	0.50%	0.33%
Allowance for credit losses/nonaccrual loans	151%	137%	211%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	0.02%	0.01%	0.02%
Consumer mortgage	0.00%	0.04%	0.02%
Consumer indirect	0.16%	0.35%	0.05%
Consumer direct	0.80%	0.96%	0.17%
Home equity	0.03%	0.02%	0.07%
Total loans	0.05%	0.10%	0.03%

Net charge-offs during the second quarter of 2024 were $1.3 million, an increase of $0.6 million compared to the second quarter of 2023. Compared with the second quarter of 2023, the consumer installment portfolios experienced higher net charge-off levels while the business lending, consumer mortgage and home equity portfolios were below prior year levels. The total net charge-off ratio (net charge-offs annualized as a percentage of average loans outstanding for the quarter) for the second quarter was 0.05%, five basis points lower than the ratio for the fourth quarter of 2023 and two basis points higher than the ratio for the second quarter of 2023. Net charge-off ratios for the second quarter of 2024 for the business lending, consumer direct and home equity portfolios were above the Company’s average for the trailing eight quarters, while the net charge-off ratio for the consumer mortgage and consumer indirect portfolios were below the Company’s average for the trailing eight quarters. Economic conditions continue to be relatively stable, supporting the moderate levels of net charge-offs experienced by the Company as compared to its historical trends.

Other real estate owned (“OREO”) at June 30, 2024 was $1.7 million. This compares to $1.2 million at December 31, 2023 and $0.6 million at June 30, 2023. At June 30, 2024, OREO consisted of 24 residential properties with a total value of $1.4 million and one commercial property with a value of $0.3 million. This compares to 21 residential properties with a total value of $1.1 million and one commercial property with a value of $0.1 million at December 31, 2023, and 11 residential properties with a total value of $0.6 million at June 30, 2023. The increase in OREO over the last twelve months was primarily driven by the Company working through a backlog of residential foreclosures that arose due to pandemic-related moratoriums that have since been lifted.

Approximately 34% of the nonperforming loans at June 30, 2024 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry and property type. Of the nonperforming loans in the business lending portfolio, non-owner occupied commercial real estate represents 75% of the balances, owner-occupied commercial real estate represents 20% of the balances, and other commercial and industrial loans represents 5% of the balances. There is an immaterial amount of nonperforming multifamily loans. The level of nonperforming business loans increased from the prior year primarily due to changes in the financial conditions and loan repayment performance of four business lending relationships that were individually assessed for a specific allocation of the allowance for credit losses.

Approximately 59% of nonperforming loans at June 30, 2024 were comprised of consumer mortgages. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. Although high levels of inflation has had some adverse impact on consumers, the unemployment rate remains low and this has contributed to the credit performance in the consumer mortgage loan portfolio remaining favorable. The remaining 7% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 141% at the end of the second quarter, as compared to 122% at year-end 2023 and 190% at June 30, 2023. The decrease in this ratio versus one year ago was due to nonperforming loans increasing proportionally more than the allowance for credit losses, primarily driven by the aforementioned increase in nonperforming business lending loans.

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

Delinquent loans (defined as loans 30 days or more past due or in nonaccrual status) as a percent of total loans was 0.95% at the end of the second quarter, 11 basis points below the 1.06% at year-end 2023 and 12 basis points above the 0.83% at June 30, 2023. The business lending delinquency ratio at the end of the second quarter of 0.42% was 19 basis points below the level of 0.61% at December 31, 2023 and one basis point above the level of 0.41% at June 30, 2023. The delinquency rates for all loan portfolios except for consumer direct decreased as compared to the levels at December 31, 2023. The delinquency rates for all loan portfolios increased as compared to the levels at June 30, 2023.

The Company recorded a $2.7 million provision for credit losses in the second quarter of 2024. The second quarter provision for credit losses was $1.9 million higher than the equivalent prior year period’s provision for credit losses of $0.8 million. The allowance for credit losses of $71.4 million as of June 30, 2024 increased $8.1 million from the level one year ago. While economic forecasts remained stable, the current quarter provision for credit losses is reflective of an increase in loan balances and the Company increasing its qualitative assessment of future uncertainty and building credit loss reserves, with a primary focus on the business lending and consumer indirect portfolios. The allowance for credit losses to total loans ratio was 0.71% at June 30, 2024, two basis points higher than the levels at December 31, 2023 and June 30, 2023. Refer to Note E: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of June 30, 2024, the net purchase discount related to the $972.3 million of remaining non-purchased credit deteriorated (“PCD”) loan balances acquired through prior period acquisition transactions was approximately $19.1 million, or 2.0% of that portfolio.

Deposits

As shown in Table 11, average deposits of $13.21 billion in the second quarter were $324.3 million, or 2.5%, higher than the second quarter of 2023 and increased $240.1 million, or 1.9%, from the fourth quarter of last year. On an ending basis, total deposits increased $209.8 million, or 1.6%, from December 31, 2023 and were $266.1 million, or 2.1%, higher than one year prior, primarily driven by higher public fund deposit balances. The mix of average deposit balances changed as the weighting of non-maturity deposits (noninterest checking, interest checking, savings and money markets) to total deposits has decreased from the prior year levels. Average noninterest checking deposits as a percentage of average total deposits was 26.7% in the second quarter compared to 29.8% in the second quarter of 2023 and 28.6% in the fourth quarter of last year. Average non-maturity deposits represented 84.7% of the Company’s average deposit funding base in the second quarter of 2024, while time deposits represented 15.3% of total average deposits. In comparison, time deposits represented 9.1% of total average deposits during the second quarter of 2023 and 12.3% of total average deposits during the fourth quarter of last year, due in part to customers responding to changes in market interest rates by moving funds into higher yielding time deposit accounts. The quarterly average cost of deposits was 1.23% for the second quarter of 2024, compared to 0.59% in the second quarter of 2023, reflective of the increase in the average interest rate paid on interest-bearing deposits as interest rates on certain interest-bearing deposits were raised in response to market conditions, as well as a decline in the proportion of noninterest and low-rate deposit balances. The Company continues to focus on expanding its deposit relationship base through its competitive product offerings and high-quality customer service.

The Company’s deposit base is well diversified across customer segments, which as of June 30, 2024 is comprised of approximately 61% consumer, 26% business and 13% municipal, and broadly dispersed with an average consumer deposit balance per account of approximately $12,000 and average business deposit relationship of approximately $68,000, while the Company’s total average deposit balance per account is under $20,000. In addition, at the end of the quarter, 66% of the Company’s total deposit balances were in checking and low-rate savings accounts and the weighted-average age of the Company’s non-maturity deposit accounts was approximately 15 years. The total estimated amount of deposits that exceeded the $250,000 insured limit provided by the FDIC, net of collateralized and intercompany deposits, was approximately $2.14 billion at June 30, 2024. This amount is determined by adjusting the amounts reported in the Bank Call Report by intercompany deposits, which are not external customers and are therefore eliminated in consolidation, and municipal deposits whose uninsured balances are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at June 30, 2024 are reported gross at $4.06 billion, which includes intercompany account balances of $358.4 million, and collateralized deposits of $1.56 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of ending total deposits at June 30, 2024. These estimates are based on the determination of known deposit account balances of each depositor and the insurance guidelines provided by the FDIC.

Average nonpublic fund deposits for the second quarter of 2024 increased $2.1 million versus the fourth quarter of 2023 and decreased $62.6 million, or 0.5%, versus the year-earlier period, due in part to increased rate competition from other banks and non-depository institutions. Average public fund deposits for the second quarter increased $238.0 million, or 14.5%, from the fourth quarter of 2023 and $386.9 million, or 25.9%, from the second quarter of 2023, reflective of competitive offerings and expansion of its municipal deposit relationship base due in part to the Company’s business development efforts. Average public fund deposits as a percentage of total average deposits increased from 11.6% in the second quarter of 2023 to 14.2% in the second quarter of 2024.

Table 11: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000’s omitted)	2024	2023	2023
Noninterest checking deposits	$3,534,516	$3,706,781	$3,836,341
Interest checking deposits	2,851,181	2,931,200	3,117,984
Savings deposits	2,226,220	2,297,117	2,386,908
Money market deposits	2,579,759	2,445,595	2,369,203
Time deposits	2,022,136	1,592,996	1,179,104
Total deposits	$13,213,812	$12,973,689	$12,889,540
Nonpublic fund deposits	$11,331,272	$11,329,198	$11,393,890
Municipal deposits	1,882,540	1,644,491	1,495,650
Total deposits	$13,213,812	$12,973,689	$12,889,540

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the second quarter of 2024 totaled $716.7 million. This was $256.1 million higher than borrowings at December 31, 2023 and $465.4 million above the level at the end of the second quarter of 2023. The increase from the prior year second quarter was due to an increase in other FHLB borrowings of $516.4 million and the commencement of $5.4 million of finance lease liabilities, partially offset by a decrease in overnight borrowings of $56.4 million, as the Company secured fixed rate FHLB term borrowings in the third and fourth quarters of 2023 and second quarter of 2024 to support the funding of continued loan growth. The increase from the fourth quarter of 2023 was primarily related to additional FHLB term borrowings being secured in the second quarter, an increase in overnight borrowings of $124.6 million, and $5.4 million of finance lease liabilities commencing in the second quarter of 2024 in connection with the Company’s de novo branch expansions.

During January 2024, the Company secured $300.0 million in short-term borrowings through the Federal Reserve’s Bank Term Funding Program at a rate of 4.87% to fund expected net loan growth. These short-term borrowings matured during March 2024 and the Bank Term Funding Program has ceased making new loans as of March 11, 2024.

During June 2024, three $50.0 million putable advances were executed with the FHLB for a total of $150.0 million in new term borrowings. The advances are putable at the option of the FHLB in June 2025 and mature in June 2027 if the option is not exercised, at interest rates ranging from 4.38% to 4.47%.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial funding from customers that price and operate similar to a deposit instrument. Customer repurchase agreements were $215.5 million at the end of the second quarter of 2024, $89.1 million lower than December 31, 2023, due primarily to the seasonal characteristics of this portfolio, and $18.0 million lower than June 30, 2023.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity of $1.67 billion at the end of the second quarter of 2024 represents a decrease of $27.8 million from the balance at December 31, 2023. The decrease was driven by common stock repurchased of $45.8 million, an increase in accumulated other comprehensive loss of $28.9 million, and common stock dividends declared of $47.5 million, partially offset by net income of $88.8 million, stock-based compensation of $4.4 million and net activity under the Company’s employee stock plans of $1.2 million. The increase in accumulated other comprehensive loss was comprised of $29.6 million of other comprehensive loss related to the Company’s investment securities portfolio, including a net decrease in the after-tax market value adjustment on the available-for-sale investment portfolio as medium and long-term market interest rates increased between the periods, partially offset by $0.7 million of other comprehensive income associated with adjustments to the overfunded status of the Company’s employee retirement plans. Over the past 12 months, total shareholders’ equity increased $52.8 million, as net income, the issuance of common stock in association with the employee stock plans, adjustments to the overfunded status of the Company’s employee retirement plans and a decrease in accumulated other comprehensive loss related to the Company’s investment securities portfolio more than offset common stock dividends declared and common stock repurchase activity.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2024 was 53.5%, compared to 87.7% for the first six months of 2023. Excluding the after-tax impact of the loss on sales of investment securities, the dividend payout ratio for the first six months of 2023 was 49.8%. Second quarter dividends declared increased 0.4% versus one year earlier, as the Company’s quarterly dividend per share was raised from $0.44 to $0.45 in the third quarter of 2023, while total shares outstanding decreased 1.9% as common stock repurchases outweighed issuances from the Company’s employee stock plans.

During the third quarter of 2024, the Company announced a one cent, or 2.2%, increase in the quarterly dividend to $0.46 per share on its common stock, which marked the 32nd consecutive year of dividend increases for the Company.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s dividend paying ability and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), the Company and the Bank must meet specific capital ratio guidelines that involve quantitative measures of the Company’s and the Bank’s assets and certain liabilities and off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about the treatment of capital components, the risk weightings of assets and other factors.

The Company and the Bank are required to maintain a capital conservation buffer (“CCB”), composed entirely of common equity Tier 1 capital, in addition to capital sufficient to meet minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of June 30, 2024 and December 31, 2023. Therefore, to satisfy both the PCA adequately capitalized minimum risk-based capital ratios and the CCB as of June 30, 2024 and December 31, 2023, the Company and the Bank must maintain:

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

As of June 30, 2024 and December 31, 2023, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of June 30, 2024 and December 31, 2023, the regulatory capital ratios for the Company and Bank are presented below.

Table 12: Regulatory Ratios

	June 30, 2024		December 31, 2023		June 30, 2023
	Community		Community		Community
	Financial	Community	Financial	Community	Financial	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.07%	7.68%	9.34%	7.70%	9.35%	7.81%
Common equity Tier 1 capital ratio	14.03%	11.82%	14.75%	12.11%	15.20%	12.66%
Tier 1 risk-based capital ratio	14.03%	11.82%	14.76%	12.11%	15.20%	12.66%
Total risk-based capital ratio	14.75%	12.54%	15.46%	12.82%	15.90%	13.36%

The Company’s tier 1 leverage ratio was 9.07% at the end of the second quarter, down 27 basis points from December 31, 2023 and 28 basis points below its level one year earlier. The decrease in the Tier 1 leverage ratio in comparison to December 31, 2023 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income or loss items, decreasing 0.5%, primarily as a result of common share repurchases, while average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, increased 2.5%, primarily due to organic loan growth. The Tier 1 leverage ratio decreased compared to the prior year’s second quarter as average assets, excluding intangibles and the market value adjustment, increased 4.7% primarily due to organic loan growth, while shareholders’ equity, excluding intangibles and other comprehensive income or loss items, increased 1.7% as the impact of net earnings retention outweighed share repurchases.

The shareholders’ equity-to-assets ratio was 10.50% at the end of the second quarter of 2024 compared to 10.92% at December 31, 2023 and 10.71% at June 30, 2023. The tangible equity-to-tangible assets ratio, a non-GAAP measure, of 5.38% decreased 0.37 percentage points from December 31, 2023 and increased 0.04 percentage points versus June 30, 2023 (see Table 14 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The increase in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from one year prior was driven by a $48.6 million, or 6.4%, increase in tangible equity, a non-GAAP measure, as net income retention and a decrease in accumulated other comprehensive loss primarily associated with the investment securities portfolio outweighed the impact of share repurchases between the periods, while tangible assets, a non-GAAP measure, increased $794.6 million, or 5.6%, due primarily to organic loan growth. The decrease in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from December 31, 2023 was driven by a $35.8 million, or 4.2%, decrease in tangible equity, a non-GAAP measure, due mainly to share repurchases, while tangible assets, a non-GAAP measure, increased $343.0 million, or 2.3%, primarily due to organic loan growth.

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

Given the uncertain nature of the Company’s customers’ demands, as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the FRB. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary sources of funds are deposits, which were $13.14 billion at June 30, 2024. The primary sources of non-deposit funds are customer repurchase agreements, and FHLB and FRB overnight advances and term borrowings. At June 30, 2024, there were $215.5 million of customer repurchase agreements, $177.6 million of overnight borrowings, and $533.8 million of FHLB term borrowings outstanding.

The Company’s primary sources of available liquidity include cash and cash equivalents, borrowing capacity at the FHLB and FRB, as well as net unpledged investment securities that could be sold, subject to market conditions, or used to collateralize additional funding. Table 13 below details the available sources of liquidity at June 30, 2024. In addition, there was $25.0 million available in an unsecured line of credit with a correspondent bank at June 30, 2024. The Company’s sources of immediately available liquidity of $4.44 billion as of June 30, 2024 represent over 200% of the Company’s estimated uninsured deposits (deposits in excess of FDIC limits), net of collateralized and intercompany deposits (“net estimated uninsured deposits”), estimated to be approximately $2.14 billion.

Table 13: Sources of Liquidity

	June 30,	December 31,
(000’s omitted)	2024	2023
Cash and cash equivalents	$201,493	$190,962
FHLB borrowing capacity	1,182,480	1,370,085
FRB borrowing capacity	1,165,833	1,106,806
Net unpledged investment securities	1,891,058	2,165,590
Total sources of liquidity	$4,440,864	$4,833,443

Net estimated uninsured deposits	$2,143,772	$2,184,635

Total sources of liquidity/net estimated uninsured deposits	207%	221%

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of June 30, 2024, this ratio was 9.7% for 30-days and 9.2% for 90-days, excluding the Company’s capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

To measure intermediate risk over the next twelve months, the Company reviews a sources and uses projection. As of June 30, 2024, there is sufficient liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed for various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of June 30, 2024 indicate the Company has sufficient sources of liquidity for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of growth in interest-earning assets and interest-bearing liabilities for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system which disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors (the “Board”) and the Company’s ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis. Triggers within the plan and liquidity risk monitor are not by themselves definitive indicators of insufficient liquidity, but rather a mechanism for management to monitor conditions and possibly provide advance warning which could avert or reduce the impact of a crisis. Liquidity triggers are set based on a variety of factors, including Company history, trends, and current operating performance, industry observations, and, as warranted, changes in internal and external economic factors. Indicators include: core liquidity and funding needs such as the core basic surplus, unencumbered securities to average assets, and free FHLB and FRB loan collateral to average assets; heightened funding needs indicators such as average loans to average deposits, average municipal and nonmunicipal deposits to total funding, and average borrowings to total funding; capital at risk indicators including regulatory ratios; asset quality indicators; and decrease in funds availability indicators which are a combination of internal and external factors such as increased restrictions on borrowing or downturns in the credit market. The Company has established three risk levels for these liquidity triggers that inform the response based on the severity of the circumstances. Responses vary from an assessment of possible funding deficiencies with no impact on normal business operations to immediate action required due to impending funding problems. For more information regarding the risk factor associated with the possibility of a funding crisis, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on February 29, 2024.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 14: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2024	2023	2024	2023
Operating pre-tax, pre-provision net revenue (non-GAAP)
Net income (GAAP)	$47,915	$48,291	$88,787	$54,089
Income taxes	14,177	13,182	26,348	14,357
Income before income taxes	62,092	61,473	115,135	68,446
Provision for credit losses	2,708	752	8,856	4,252
Pre-tax, pre-provision net revenue (non-GAAP)	64,800	62,225	123,991	72,698
Acquisition expenses	104	(1)	139	56
Acquisition-related contingent consideration adjustments	0	1,000	0	1,000
Litigation accrual	0	0	119	0
Loss on sales of investment securities	232	0	232	52,329
Gain on debt extinguishment	0	0	0	(242)
Unrealized (gain) loss on equity securities	(867)	50	(883)	50
Amortization of intangible assets	3,877	3,705	7,453	7,372
Operating pre-tax, pre-provision net revenue (non-GAAP)	$68,146	$66,979	$131,051	$133,263

Operating pre-tax, pre-provision net revenue per share (non-GAAP)
Diluted earnings per share (GAAP)	$0.91	$0.89	$1.67	$1.00
Income taxes	0.26	0.25	0.50	0.27
Income before income taxes	1.17	1.14	2.17	1.27
Provision for credit losses	0.06	0.01	0.16	0.08
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.23	1.15	2.33	1.35
Acquisition expenses	0.00	0.00	0.00	0.00
Acquisition-related contingent consideration adjustments	0.00	0.02	0.00	0.02
Litigation accrual	0.00	0.00	0.00	0.00
Loss on sales of investment securities	0.00	0.00	0.00	0.96
Gain on debt extinguishment	0.00	0.00	0.00	0.00
Unrealized (gain) loss on equity securities	(0.01)	0.00	(0.01)	0.00
Amortization of intangible assets	0.07	0.07	0.14	0.13
Operating pre-tax, pre-provision net revenue per share (non-GAAP)	$1.29	$1.24	$2.46	$2.46

Operating net income (non-GAAP)
Net income (GAAP)	$47,915	$48,291	$88,787	$54,089
Acquisition expenses	104	(1)	139	56
Tax effect of acquisition expenses	(23)	0	(31)	(12)
Subtotal (non-GAAP)	47,996	48,290	88,895	54,133
Acquisition-related contingent consideration adjustments	0	1,000	0	1,000
Tax effect of acquisition-related contingent consideration adjustments	0	(214)	0	(214)
Subtotal (non-GAAP)	47,996	49,076	88,895	54,919
Litigation accrual	0	0	119	0
Tax effect of litigation accrual	0	0	(26)	0
Subtotal (non-GAAP)	47,996	49,076	88,988	54,919
Loss on sales of investment securities	232	0	232	52,329
Tax effect of loss on sales of investment securities	(52)	0	(52)	(11,171)
Subtotal (non-GAAP)	48,176	49,076	89,168	96,077
Gain on debt extinguishment	0	0	0	(242)
Tax effect of gain on debt extinguishment	0	0	0	52
Subtotal (non-GAAP)	48,176	49,076	89,168	95,887
Unrealized (gain) loss on equity securities	(867)	50	(883)	50
Tax effect of unrealized gain (loss) on equity securities	193	(11)	197	(11)
Subtotal (non-GAAP)	47,502	49,115	88,482	95,926
Amortization of intangible assets	3,877	3,705	7,453	7,372
Tax effect of amortization of intangible assets	(864)	(793)	(1,651)	(1,576)
Operating net income (non-GAAP)	$50,515	$52,027	$94,284	$101,722

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2024	2023	2024	2023
Operating diluted earnings per share (non-GAAP)
Diluted earnings per share (GAAP)	$0.91	$0.89	$1.67	$1.00
Acquisition expenses	0.00	0.00	0.00	0.00
Tax effect of acquisition expenses	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.91	0.89	1.67	1.00
Acquisition-related contingent consideration adjustments	0.00	0.02	0.00	0.02
Tax effect of acquisition-related contingent consideration adjustments	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.91	0.91	1.67	1.02
Litigation accrual	0.00	0.00	0.00	0.00
Tax effect of litigation accrual	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.91	0.91	1.67	1.02
Loss on sales of investment securities	0.00	0.00	0.00	0.96
Tax effect of loss on sales of investment securities	0.00	0.00	0.00	(0.21)
Subtotal (non-GAAP)	0.91	0.91	1.67	1.77
Gain on debt extinguishment	0.00	0.00	0.00	0.00
Tax effect of gain on debt extinguishment	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.91	0.91	1.67	1.77
Unrealized gain (loss) on equity securities	(0.01)	0.00	(0.02)	0.00
Tax effect of unrealized gain (loss) on equity securities	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.90	0.91	1.65	1.77
Amortization of intangible assets	0.07	0.07	0.14	0.13
Tax effect of amortization of intangible assets	(0.02)	(0.02)	(0.02)	(0.02)
Operating diluted earnings per share (non-GAAP)	$0.95	$0.96	$1.77	$1.88

Return on assets
Net income (GAAP)	$47,915	$48,291	$88,787	$54,089
Average total assets	15,778,974	15,150,001	15,787,920	15,257,833
Return on assets (GAAP)	1.22%	1.28%	1.13%	0.71%

Operating return on assets (non-GAAP)
Operating net income (non-GAAP)	$50,515	$52,027	$94,284	$101,722
Average total assets	15,778,974	15,150,001	15,787,920	15,257,833
Operating return on assets (non-GAAP)	1.29%	1.38%	1.20%	1.34%

Return on equity
Net income (GAAP)	$47,915	$48,291	$88,787	$54,089
Average total equity	1,633,875	1,632,992	1,657,543	1,605,010
Return on equity (GAAP)	11.79%	11.86%	10.77%	6.80%

Operating return on equity (non-GAAP)
Operating net income (non-GAAP)	$50,515	$52,027	$94,284	$101,722
Average total equity	1,633,875	1,632,992	1,657,543	1,605,010
Operating return on equity (non-GAAP)	12.43%	12.78%	11.44%	12.78%

Net interest margin
Net interest income	$109,409	$109,279	$216,399	$220,309
Total average interest-earning assets	14,604,973	13,940,636	14,591,808	14,071,904
Net interest margin	3.01%	3.14%	2.98%	3.16%

Net interest margin (FTE) (non-GAAP)
Net interest income	$109,409	$109,279	$216,399	$220,309
Fully tax-equivalent adjustment (non-GAAP)	953	1,080	1,967	2,171
Fully tax-equivalent net interest income (non-GAAP)	110,362	110,359	218,366	222,480
Total average interest-earning assets	14,604,973	13,940,636	14,591,808	14,071,904
Net interest margin (FTE) (non-GAAP)	3.04%	3.18%	3.01%	3.19%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2024	2023	2024	2023
Operating noninterest revenues (non-GAAP)
Noninterest revenues (GAAP)	$74,390	$65,984	$144,675	$79,479
Loss on sales of investment securities	232	0	232	52,329
Gain on debt extinguishment	0	0	0	(242)
Unrealized (gain) loss on equity securities	(867)	50	(883)	50
Total operating noninterest revenues (non-GAAP)	$73,755	$66,034	$144,024	$131,616

Operating noninterest expenses (non-GAAP)
Noninterest expenses (GAAP)	$118,999	$113,038	$237,083	$227,090
Acquisition expenses	(104)	1	(139)	(56)
Acquisition-related contingent consideration adjustments	0	(1,000)	0	(1,000)
Litigation accrual	0	0	(119)	0
Amortization of intangible assets	(3,877)	(3,705)	(7,453)	(7,372)
Total operating noninterest expenses (non-GAAP)	$115,018	$108,334	$229,372	$218,662

Operating revenues (non-GAAP)
Net interest income (GAAP)	$109,409	$109,279	$216,399	$220,309
Noninterest revenues (GAAP)	74,390	65,984	144,675	79,479
Total revenues (GAAP)	183,799	175,263	361,074	299,788
Loss on sales of investment securities	232	0	232	52,329
Gain on debt extinguishment	0	0	0	(242)
Unrealized (gain) loss on equity securities	(867)	50	(883)	50
Total operating revenues (non-GAAP)	$183,164	$175,313	$360,423	$351,925

Noninterest revenues/total revenues
Total noninterest revenues (GAAP) – numerator	$74,390	$65,984	$144,675	$79,479
Total revenues (GAAP) – denominator	183,799	175,263	361,074	299,788
Noninterest revenues/total revenues (GAAP)	40.5%	37.6%	40.1%	26.5%

Operating noninterest revenues/operating revenues (FTE) (non-GAAP)
Total operating noninterest revenues (non-GAAP) – numerator	$73,755	$66,034	$144,024	$131,616
Total operating revenues (non-GAAP)	183,164	175,313	360,423	351,925
Fully tax-equivalent adjustment (non-GAAP)	953	1,080	1,967	2,171
Total operating revenues (FTE) (non-GAAP) – denominator	184,117	176,393	362,390	354,096
Operating noninterest revenues/operating revenues (FTE) (non-GAAP)	40.1%	37.4%	39.7%	37.2%

Efficiency ratio (GAAP)
Total noninterest expenses (GAAP) – numerator	$118,999	$113,038	$237,083	$227,090
Total revenues (GAAP) – denominator	183,799	175,263	361,074	299,788
Efficiency ratio (GAAP)	64.7%	64.5%	65.7%	75.8%

Operating efficiency ratio (non-GAAP)
Total operating noninterest expenses (non-GAAP) – numerator	$115,018	$108,334	$229,372	$218,662
Total operating revenues (FTE) (non-GAAP) – denominator	184,117	176,393	362,390	354,096
Operating efficiency ratio (non-GAAP)	62.5%	61.4%	63.3%	61.8%

Return on tangible equity (non-GAAP)
Net income (GAAP)	$47,915	$48,291	$88,787	$54,089
Average shareholders’ equity	1,633,875	1,632,992	1,657,543	1,605,010
Average goodwill and intangible assets, net	(905,134)	(900,038)	(903,674)	(900,326)
Average deferred taxes on goodwill and intangible assets, net	45,177	45,186	45,060	45,567
Average tangible common equity (non-GAAP)	773,918	778,140	798,929	750,251
Return on tangible equity (non-GAAP)	24.90%	24.89%	22.35%	14.54%

Operating return on tangible equity (non-GAAP)
Operating net income (non-GAAP)	$50,515	$52,027	$94,284	$101,722
Average tangible common equity (non-GAAP)	773,918	778,140	798,929	750,251
Operating return on tangible equity (non-GAAP)	26.25%	26.82%	23.73%	27.34%

	June 30,	December 31,	June 30,
(000’s omitted)	2024	2023	2023
Total tangible assets (non-GAAP)
Total assets (GAAP)	$15,906,816	$15,555,753	$15,108,050
Goodwill and intangible assets, net	(905,780)	(897,987)	(901,709)
Deferred taxes on goodwill and intangible assets, net	44,921	45,198	45,003
Total tangible assets (non-GAAP)	$15,045,957	$14,702,964	$14,251,344

Total tangible common equity (non-GAAP)
Shareholders’ equity (GAAP)	$1,670,180	$1,697,937	$1,617,406
Goodwill and intangible assets, net	(905,780)	(897,987)	(901,709)
Deferred taxes on goodwill and intangible assets, net	44,921	45,198	45,003
Total tangible common equity (non-GAAP)	$809,321	$845,148	$760,700

Shareholders’ equity-to-assets ratio at quarter end
Total shareholders’ equity (GAAP) – numerator	$1,670,180	$1,697,937	$1,617,406
Total assets (GAAP) – denominator	15,906,816	15,555,753	15,108,050
Shareholders’ equity-to-assets ratio at quarter end (GAAP)	10.50%	10.92%	10.71%

Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$809,321	$845,148	$760,700
Total tangible assets (non-GAAP) – denominator	15,045,957	14,702,964	14,251,344
Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)	5.38%	5.75%	5.34%

Book value (GAAP)
Total shareholders’ equity (GAAP) – numerator	$1,670,180	$1,697,937	$1,617,406
Period end common shares outstanding – denominator	52,523	53,327	53,528
Book value (GAAP)	$31.80	$31.84	$30.22

Tangible book value (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$809,321	$845,148	$760,700
Period end common shares outstanding – denominator	52,523	53,327	53,528
Tangible book value (non-GAAP)	$15.41	$15.85	$14.21

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 89.6% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 10.2% of the total portfolio, of which 96.0% carry a minimum rating of A-. The remaining 0.2% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

The following reflects the Company’s estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using June 30, 2024 as a starting point.
●	The model assumes the Company’s average deposit balances will increase approximately 0.4% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 1.9% over the next twelve months, largely due to forecasted loan growth.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.
●	The model assumes no additional investment security purchases over the next twelve months. Investment cash inflows will be used to pay down overnight borrowings and fund loan growth.
●	In the rising/falling rates scenarios, the prime rate, federal funds, and treasury curve rates are assumed to move up/down in a parallel manner by the amounts listed below over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at June 30, 2024	income at June 30, 2024
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(2,758)	(0.6)%
+100 basis points	$(384)	(0.1)%
-100 basis points	$8,202	1.8%
-200 basis points	$11,650	2.5%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents stock purchases made during the second quarter of 2024:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
April 1-30, 2024	1,041	$43.62	0	1,947,000
May 1-31, 2024	60,000	45.59	60,000	1,887,000
June 1-30, 2024	190,000	45.47	190,000	1,697,000
Total (1)	251,041	$45.49	250,000
(1)	Included in the common shares repurchased were 1,041 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

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
3.1

Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on May 15, 2024. Incorporated by reference to Exhibit No. 3.1 to the Current Report on Form 8-K filed on May 16, 2024 (Registration No. 001-13695).

3.2

Amended and Restate Bylaws of Community Financial System, Inc., as of May 15, 2024. Incorporated by reference to Exhibit No. 3.2 to the Current Report on Form 8-K filed on May 16, 2024 (Registration No. 001-13695).

10.1

Consulting Agreement, dated May 15, 2024, by and among Community Financial System, Inc., Community Bank, N.A., and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on May 17, 2024 (Registration No. 001-13695). (1)

31.1

Certification of Dimitar A. Karaivanov, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2

Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1

Certification of Dimitar A. Karaivanov, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2

Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

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

Community Financial System, Inc.

Date: August 9, 2024	/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov, President and Chief Executive Officer

Date: August 9, 2024	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief Financial Officer