Form 10-Q
period 2024-09-30
COMMUNITY FINANCIAL SYSTEM, INC.
filed 2024-11-12
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on October 31, 2024: 52,560,245 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2024	2023
Assets:
Cash and cash equivalents (includes restricted cash of $5,110 and $0, respectively)	$346,110	$190,962
Available-for-sale investment securities, includes pledged securities that can be sold or repledged of $393,137 and $598,873, respectively (cost of $3,203,694 and $3,301,607, respectively)	2,885,943	2,919,992
Held-to-maturity securities (fair value of $1,276,676 and $1,121,816, respectively)	1,319,050	1,172,174
Equity and other securities	82,558	73,146

Loans	10,251,674	9,704,598
Allowance for credit losses	(76,167)	(66,669)
Loans, net of allowance for credit losses	10,175,507	9,637,929

Goodwill	852,493	845,396
Core deposit intangibles, net	5,797	8,159
Other intangibles, net	42,333	44,432
Goodwill and intangible assets, net	900,623	897,987

Premises and equipment, net	178,429	173,418
Accrued interest and fees receivable	50,815	54,534
Other assets	465,665	435,611

Total assets	$16,404,700	$15,555,753

Liabilities:
Noninterest-bearing deposits	$3,586,845	$3,638,527
Interest-bearing deposits	9,889,326	9,289,594
Total deposits	13,476,171	12,928,121

Overnight borrowings	0	53,000
Securities sold under agreement to repurchase, short-term	317,448	304,595
Federal Home Loan Bank and other borrowings	630,970	407,603
Accrued interest and other liabilities	195,164	164,497
Total liabilities	14,619,753	13,857,816

Commitments and contingencies (See Note J)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,573,437 and 54,372,292 shares issued, respectively	54,573	54,372
Additional paid-in capital	1,069,258	1,060,289
Retained earnings	1,249,793	1,188,869
Accumulated other comprehensive loss	(494,032)	(556,892)
Treasury stock, at cost (2,027,546 shares, including 102,870 shares held by deferred compensation arrangements at September 30, 2024, and 1,045,232 shares including 120,556 shares held by deferred compensation arrangements at December 31, 2023)	(100,492)	(55,592)
Deferred compensation arrangements (102,870 and 120,556 shares, respectively)	5,847	6,891
Total shareholders’ equity	1,784,947	1,697,937

Total liabilities and shareholders’ equity	$16,404,700	$15,555,753

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$140,472	$115,138	$401,129	$322,775
Interest and dividends on taxable investments	20,550	18,969	63,230	61,718
Interest and dividends on nontaxable investments	2,878	3,449	9,238	10,569
Total interest income	163,900	137,556	473,597	395,062

Interest expense:
Interest on deposits	40,592	24,555	117,766	53,431
Interest on borrowings	10,563	5,215	26,687	13,536
Total interest expense	51,155	29,770	144,453	66,967

Net interest income	112,745	107,786	329,144	328,095
Provision for credit losses	7,709	2,878	16,565	7,130
Net interest income after provision for credit losses	105,036	104,908	312,579	320,965

Noninterest revenues:
Deposit service fees	14,916	14,026	43,338	40,607
Mortgage banking	1,055	113	3,675	399
Other banking services	4,621	3,452	11,470	10,767
Employee benefit services	33,215	29,997	97,031	87,946
Insurance services	13,652	12,113	38,068	35,495
Wealth management services	8,892	7,934	26,793	24,037
Loss on sales of investment securities	(255)	0	(487)	(52,329)
Gain on debt extinguishment	0	0	0	242
Unrealized gain (loss) on equity securities	101	(49)	984	(99)
Total noninterest revenues	76,197	67,586	220,872	147,065

Noninterest expenses:
Salaries and employee benefits	78,022	70,687	224,532	210,208
Data processing and communications	15,894	15,480	45,516	42,900
Occupancy and equipment	10,586	10,358	32,663	31,835
Amortization of intangible assets	3,369	3,576	10,822	10,948
Legal and professional fees	3,723	3,826	11,523	12,129
Business development and marketing	4,365	4,628	11,549	12,096
Acquisition-related contingent consideration adjustments	(156)	80	(156)	1,080
Litigation accrual	102	0	221	0
Acquisition expenses	66	0	205	56
Other expenses	8,232	7,869	24,411	22,342
Total noninterest expenses	124,203	116,504	361,286	343,594

Income before income taxes	57,030	55,990	172,165	124,436
Income taxes	13,129	11,861	39,477	26,218
Net income	$43,901	$44,129	$132,688	$98,218

Basic earnings per share	$0.83	$0.82	$2.50	$1.82
Diluted earnings per share	$0.83	$0.82	$2.50	$1.82

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Pension and other post retirement obligations:
Amortization of actuarial losses (gains) included in net periodic pension cost, gross	$290	$(550)	$869	$(1,648)
Tax effect	(71)	134	(212)	401
Amortization of actuarial losses (gains) included in net periodic pension cost, net	219	(416)	657	(1,247)

Amortization of prior service cost included in net periodic pension cost, gross	160	160	480	480
Tax effect	(39)	(39)	(117)	(117)
Amortization of prior service cost included in net periodic pension cost, net	121	121	363	363

Other comprehensive income (loss) related to pension and other post-retirement obligations, net of taxes	340	(295)	1,020	(884)

Net unrealized gains (losses) on investment securities:
Net unrealized holding gains (losses) on investment securities, gross	120,681	(105,326)	81,317	(58,105)
Tax effect	(29,452)	25,630	(19,845)	14,120
Net unrealized holding gains (losses) on investment securities, net	91,229	(79,696)	61,472	(43,985)

Reclassification adjustment for net losses included in net income, gross	255	0	487	52,329
Tax effect	(62)	0	(119)	(12,714)
Reclassification adjustment for net losses included in net income, net	193	0	368	39,615

Other comprehensive gain (loss) related to unrealized gains (losses) on investment securities, net of taxes	91,422	(79,696)	61,840	(4,370)

Other comprehensive income (loss), net of taxes	91,762	(79,991)	62,860	(5,254)
Net income	43,901	44,129	132,688	98,218
Comprehensive income (loss)	$135,663	$(35,862)	$195,548	$92,964

	As of
	September 30,	December 31,
	2024	2023
Accumulated Other Comprehensive Loss by Component:
Unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	$(34,769)	$(36,118)
Tax effect	8,585	8,914
Net unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	(26,184)	(27,204)

Unrealized loss on investment securities	(617,186)	(698,990)
Tax effect	149,338	169,302
Net unrealized loss on investment securities	(467,848)	(529,688)

Accumulated other comprehensive loss	$(494,032)	$(556,892)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended September 30, 2024 and 2023

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at June 30, 2024	52,522,803	$54,549	$1,065,937	$1,230,133	$(585,794)	$(100,446)	$5,801	$1,670,180

Net income				43,901				43,901

Other comprehensive gain, net of tax					91,762			91,762

Dividends declared:
Common, $0.46 per share				(24,241)				(24,241)

Common stock activity under employee stock plans	24,048	24	1,284					1,308

Stock-based compensation			2,083					2,083

Distribution of stock under deferred compensation arrangements			(46)				46	0

Treasury stock purchased	(960)					(46)		(46)

Balance at September 30, 2024	52,545,891	$54,573	$1,069,258	$1,249,793	$(494,032)	$(100,492)	$5,847	$1,784,947

Balance at June 30, 2023	53,528,090	$54,364	$1,054,871	$1,159,126	$(611,702)	$(46,038)	$6,785	$1,617,406

Net income				44,129				44,129

Other comprehensive loss, net of tax					(79,991)			(79,991)

Dividends declared:
Common, $0.45 per share				(24,059)				(24,059)

Common stock activity under employee stock plans	71	0	47			(52)	52	47

Stock-based compensation			2,515					2,515

Treasury stock purchased	(101,172)					(5,108)		(5,108)

Balance at September 30, 2023	53,426,989	$54,364	$1,057,433	$1,179,196	$(691,693)	$(51,198)	$6,837	$1,554,939

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2024 and 2023

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at December 31, 2023	53,327,060	$54,372	$1,060,289	$1,188,869	$(556,892)	$(55,592)	$6,891	$1,697,937

Net income				132,688				132,688

Other comprehensive gain, net of tax					62,860			62,860

Dividends declared:
Common, $1.36 per share				(71,764)				(71,764)

Common stock activity under employee stock plans	201,146	201	2,501					2,702

Stock-based compensation			6,506					6,506

Distribution of stock under deferred compensation arrangements	20,769		(38)			1,082	(1,044)	0

Treasury stock purchased	(1,003,084)					(45,982)		(45,982)

Balance at September 30, 2024	52,545,891	$54,573	$1,069,258	$1,249,793	$(494,032)	$(100,492)	$5,847	$1,784,947

Balance at December 31, 2022	53,737,249	$54,190	$1,050,231	$1,152,452	$(686,439)	$(26,485)	$7,756	$1,551,705

Net income				98,218				98,218

Other comprehensive loss, net of tax					(5,254)			(5,254)

Dividends declared:
Common, $1.33 per share				(71,474)				(71,474)

Common stock activity under employee stock plans	173,610	174	537			(163)	163	711

Stock-based compensation			6,709					6,709

Distribution of stock under deferred compensation arrangements	19,264		(44)			1,126	(1,082)	0

Treasury stock purchased	(503,134)					(25,676)		(25,676)

Balance at September 30, 2023	53,426,989	$54,364	$1,057,433	$1,179,196	$(691,693)	$(51,198)	$6,837	$1,554,939

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net income	$132,688	$98,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,107	9,781
Amortization of intangible assets	10,822	10,948
Net amortization on securities, loans and borrowings	6,996	3,675
Stock-based compensation	6,506	6,709
Gain on debt extinguishment	0	(242)
Provision for credit losses	16,565	7,130
Amortization of mortgage servicing rights	537	654
Loss on sales of investment securities	487	52,329
Unrealized (gain) loss on equity securities	(984)	99
Income from bank-owned life insurance policies	(1,817)	(1,762)
Net gain on sale of assets	(1,157)	(1,067)
Change in other assets and liabilities	(4,212)	(2,758)
Net cash provided by operating activities	176,538	183,714
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	46,205	582,614
Proceeds from maturities, calls, and paydowns of held-to-maturity investment securities	4,015	72
Proceeds from maturities and redemptions of equity and other investment securities, net	261	20,960
Proceeds from sales of available-for-sale investment securities	57,539	733,789
Purchases of held-to-maturity investment securities	(128,811)	(23,933)
Purchases of equity and other securities, net	(8,689)	(4,542)
Net increase in loans	(573,533)	(660,031)
Cash paid for acquisitions, net of cash received	(11,553)	(8,301)
Proceeds from sales of premises, equipment and other assets	3,081	5,902
Purchases of premises and equipment	(13,501)	(13,889)
Net cash (used in) provided by investing activities	(624,986)	632,641
Financing activities:
Net increase in deposits	548,050	18,480
Net decrease in overnight borrowings	(53,000)	(768,400)
Net increase (decrease) in securities sold under agreement to repurchase, short-term	12,853	(16,400)
Proceeds from other Federal Home Loan Bank borrowings	250,000	300,000
Payments on and maturities of other Federal Home Loan Bank borrowings	(35,415)	(2,713)
Payments of contingent consideration for acquisitions	(2,690)	(1,214)
Redemption of subordinated notes payable	0	(3,000)
Proceeds from issuance of common stock	2,702	711
Purchases of treasury stock	(45,982)	(25,839)
Increase in deferred compensation arrangements	0	163
Cash dividends paid	(71,608)	(71,048)
Withholding taxes paid on share-based compensation	(1,314)	(1,184)
Net cash provided by (used in) financing activities	603,596	(570,444)
Change in cash, cash equivalents and restricted cash	155,148	245,911
Cash, cash equivalents and restricted cash at beginning of period	190,962	209,896
Cash, cash equivalents and restricted cash at end of period	$346,110	$455,807
Supplemental disclosures of cash flow information:
Cash paid for interest	$143,072	$64,147
Cash paid for income taxes	32,948	29,198
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	24,324	24,189
Transfers from loans to other real estate	2,021	232
Transfers from premises and equipment, net to other assets	2,398	1,948
Finance lease right of use asset in exchange for finance lease liability	8,608	0
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	447	243
Fair value of liabilities assumed	1,906	18
Contingent consideration in exchange for acquired assets	3,416	1,450

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2024 is unaudited; however, in the opinion of Community Financial System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024.

NOTE B: ACQUISITIONS

Subsequent Period Acquisitions

During the fourth quarter of 2024, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”), completed the acquisition of certain assets of insurance agencies headquartered in New York and Florida, for a total of $4.0 million in cash, plus contingent consideration based on certain levels of revenue achieved in the two years subsequent to acquisition, not to exceed two payments totaling $0.4 million. The effects of the acquired assets and liabilities will be included in the consolidated financial statements from the acquisition dates.

Current and Prior Period Acquisitions

During the first nine months of 2024, the Company, through its subsidiary OneGroup completed the acquisition of two insurance agencies headquartered in New York and one insurance agency headquartered in Florida, for aggregate consideration of $5.6 million in cash plus contingent consideration with an estimated fair value of $0.4 million at acquisition date. The effects of the acquired assets and liabilities are included in the consolidated financial statements from the date of acquisition. The contingent consideration arrangement requires additional consideration to be paid by the Company based on a percentage of retained revenue two years after the date of acquisition, up to a maximum of $1.0 million. The fair value of the contingent consideration of $0.4 million at the acquisition date was estimated based on projected retained revenue levels. Net assets acquired were $2.8 million, including $3.2 million of customer list intangible assets, and the company recorded $3.2 million of goodwill in conjunction with the acquisitions. The operations of these acquisitions have been integrated into the Company and discrete reporting of revenues and direct expenses for the three and nine months ended September 30, 2024 is not practicable.

On February 1, 2024, the Company, through its subsidiary Benefit Plans Administrative Services, LLC (“BPA”), completed the acquisition of certain assets of Creative Plan Designs Limited (“CPD”), a financial services company that provides employee benefit plan design, administration and consulting services. Total consideration was $5.9 million in cash plus contingent consideration with an estimated fair value of $3.0 million at acquisition date. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired were $4.5 million, including $5.5 million of customer list intangible assets, and the Company recorded $4.4 million of goodwill in conjunction with the acquisition. The operations of this acquisition have been integrated into the Company and discrete reporting of revenues and direct expenses for the three and nine months ended September 30, 2024 is not practicable.

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

During 2023, the Company, through its subsidiaries OneGroup, OneGroup Wealth Partners, Inc. (“Wealth Partners”) and Benefit Plans Administrative Services, Inc. (“BPAS”), completed the acquisition of certain assets of financial services companies. The acquired companies provide insurance, wealth management and benefit plan recordkeeping services and are headquartered in New York, Pennsylvania and Florida. Total aggregate consideration for these acquisitions was $8.3 million, including $6.8 million in cash and $1.5 million in contingent consideration arrangements. The contingent consideration arrangements are based on achieving certain levels of retained revenue over a period ranging from two to five years. The fair value of these arrangements has been recorded based on the assumption that retained revenue levels will meet or exceed the required threshold for the maximum contingent consideration payments. Aggregate assets acquired were $5.3 million, including $5.1 million of customer list intangible assets, and the Company recorded goodwill of $3.0 million. The effects of the acquired assets have been included in the consolidated financial statements since the date of acquisition. The operations of these acquisitions have been integrated into the Company and discrete reporting of revenues and direct expenses for the three and nine months ended September 30, 2024 and 2023 is not practicable.

On March 1, 2023, the Company, through its subsidiary Community Bank, N.A. (“CBNA”), completed the acquisition of certain assets of Axiom Realty Group, which includes Axiom Capital Corp., Axiom Realty Management, LLC and Axiom Realty Advisors, LLC (collectively referred to as “Axiom”), a commercial real estate finance and advisory firm, for $1.8 million in cash. The Company recorded a $1.2 million customer list intangible and recognized $0.6 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $0.6 million and $1.3 million and direct expenses of approximately $0.6 million and $1.9 million were included in the consolidated statements of income for the three and nine months ended September 30, 2024, respectively. Revenues of approximately $0.3 million and $0.4 million and direct expenses of approximately $0.5 million and $1.2 million were included in the consolidated statements of income for the three and nine months ended September 30, 2023, respectively.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions, and are subject to adjustment based on updated information not available at the time of the acquisitions. During the first quarter of 2024, an additional cash consideration payment of $0.1 million was made in connection with a 2023 acquisition by BPA based upon the receipt of new information resulting in a $0.1 million increase to the carrying value of other intangibles and had no impact on the carrying value of goodwill. During the third quarter of 2024, based on receipt of new information, additional consideration of $0.1 million was paid and adjustments were made to the carrying value of other assets and other liabilities associated with one of the 2024 OneGroup acquisitions which resulted in an increase to goodwill of $0.2 million.

The Axiom acquisition generally expanded the Company’s presence nationwide providing services to arrange financing for commercial real estate customers. The OneGroup and Wealth Partners acquisitions generally expanded the Company’s insurance and wealth management presence in New York, Florida and Pennsylvania. The BPAS and BPA acquisitions generally expanded the Company’s employee benefit services presence in New York. Management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2024			2023
(000s omitted)	CPD	Other(1)	Total	Axiom	Other(2)	Total
Consideration:
Cash	$5,861	$5,591	$11,452	$1,819	$6,832	$8,651
Contingent consideration	3,066	350	3,416	0	1,450	1,450
Total net consideration	8,927	5,941	14,868	1,819	8,282	10,101

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	33	33	0	0	0
Premises and equipment, net	6	106	112	25	41	66
Other assets	26	309	335	2	175	177
Other intangibles	5,500	3,221	8,721	1,176	5,064	6,240
Other liabilities	(990)	(916)	(1,906)	(9)	(9)	(18)
Total identifiable assets, net	4,542	2,753	7,295	1,194	5,271	6,465
Goodwill	$4,385	$3,188	$7,573	$625	$3,011	$3,636
(1)	Includes amounts for OneGroup acquisitions completed as of September 30, 2024.
(2)	Includes amounts for all OneGroup, Wealth Partners and BPAS acquisitions completed in 2023.

The other intangibles related to the CPD acquisition are being amortized using an accelerated method over an estimated useful life of twelve years. The other intangibles related to the OneGroup acquisitions completed in 2024 and 2023, the Wealth Partners and BPAS acquisitions completed in 2023 and the Axiom acquisition are being amortized using an accelerated method over an estimated useful life of eight years. The goodwill, which is not amortized for book purposes, was assigned to the Employee Benefit Services segment for the CPD acquisition and the BPAS acquisition completed in 2023, the Insurance segment for the OneGroup acquisitions completed in 2024 and 2023, the Wealth Management segment for the Wealth Partners acquisition completed in 2023 and the Banking and Corporate segment for the Axiom acquisition. The goodwill arising from the OneGroup acquisition in the second quarter of 2024 is not deductible for tax purposes, while the goodwill arising from all of the acquisitions completed in the first and third quarters of 2024 and 2023 is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses were $0.1 million and $0.2 million during the three and nine months ended September 30, 2024, respectively. Merger and acquisition integration-related expenses were immaterial for the three months and nine months ended September 30, 2023. These expenses have been separately stated in the consolidated statements of income.

NOTE C: ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 84 through 97 of the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024 except as noted below.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore does not experience significant contract balances. As of September 30, 2024, $36.1 million of accounts receivable, including $8.0 million of unbilled fee revenue, and $2.2 million of unearned revenue, was recorded in the consolidated statements of condition. As of December 31, 2023, $41.7 million of accounts receivable, including $8.1 million of unbilled fee revenue, and $0.8 million of unearned revenue, was recorded in the consolidated statements of condition.

Segment Information

Effective January 1, 2024, the Company changed its determination of reportable segments and reportable measure of segment profit or loss in connection with the appointment of the Company’s new President and Chief Executive Officer, who serves as the Company’s chief operating decision maker (“CODM”), and changes in the information the CODM regularly reviews and uses to allocate resources and assess performance. The appointment of the Company’s new President and Chief Executive Officer followed the retirement of the Company’s former President and Chief Executive Officer, who previously served as the Company’s CODM until December 31, 2023. The change in determination of reportable segments was also driven by a change in the disaggregation of segment information that management believes would be useful to readers of the financial statements and to align its reportable segments with financial information communicated to external parties, the Company’s Board of Directors (the “Board”) and the business leaders who regularly meet with the CODM who also review this information at the same level of disaggregation. The change in reportable measure of segment profit or loss aligns with a change in the measurement principles of the internal reporting package used by the CODM to allocate resources and assess performance, which is presented on an operating basis excluding certain items considered non-core to the underlying business. Effective January 1, 2024, the Company has identified (1) Banking and Corporate; (2) Employee Benefit Services; (3) Insurance Services; and (4) Wealth Management Services as its reportable segments and determined that operating income before income taxes is the reportable measure of segment profit or loss that the CODM regularly reviews and uses to allocate resources and assess performance. The Company’s insurance services revenue and wealth management services revenue are reported separately in the Insurance reportable segment and Wealth Management reportable segment, respectively. The prior period has been recast to conform to the new current period presentation. See Note M for more detail on segment information.

Leases

The Company entered into certain finance leases beginning in the second quarter of 2024. Leases are classified as operating or finance leases at the lease commencement date. The classification is governed by five criteria in accordance with FASB ASC 842-10-25-2, and if any of the five criteria are met, the lease is classified as a finance lease. All other leases are classified as operating leases. The right-of-use assets associated with finance leases are included in other assets in the Company’s consolidated statements of condition. The lease liabilities associated with finance leases are included in Federal Home Loan Bank (“FHLB”) and other borrowings in the Company’s consolidated statements of condition.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period’s presentation.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance by the CODM. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This update will require enhanced disclosures for noninterest expenses but does not change how an entity identifies operating segments. The Company adopted this guidance as of January 1, 2024 and the enhanced disclosures are expected to be initially provided in its December 31, 2024 Form 10-K in alignment with the mandatory effective dates of the ASU.

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, to enhance the disclosure of expenses by requiring further disaggregation of relevant expense captions as well as disclosures about selling expenses. ASU 2024-03 is applicable to all public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.

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

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,386,644	$0	$244,022	$2,142,622	$2,381,168	$0	$300,385	$2,080,783
Obligations of state and political subdivisions	430,699	878	29,625	401,952	502,879	1,469	29,985	474,363
Government agency mortgage-backed securities	370,845	116	44,452	326,509	400,062	76	51,612	348,526
Corporate debt securities	8,000	0	327	7,673	8,000	0	606	7,394
Government agency collateralized mortgage obligations	7,506	0	319	7,187	9,498	0	572	8,926
Total available-for-sale portfolio	$3,203,694	$994	$318,745	$2,885,943	$3,301,607	$1,545	$383,160	$2,919,992

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,131,278	$0	$43,848	$1,087,430	$1,109,101	$0	$50,866	$1,058,235
Government agency mortgage-backed securities	187,772	1,817	343	189,246	63,073	688	180	63,581
Total held-to-maturity portfolio	$1,319,050	$1,817	$44,191	$1,276,676	$1,172,174	$688	$51,046	$1,121,816

As of September 30, 2024, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $2.1 million and equity securities without readily determinable fair values carried at $80.4 million, including FHLB common stock of $40.7 million, Federal Reserve Bank (“FRB”) common stock of $33.4 million and other equity securities of $6.3 million.

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

The amount of upward and downward adjustments to equity securities without readily determinable fair values was not material for the three and nine months ended September 30, 2024 and 2023.

The gains and losses on equity and other securities for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2024	2023	2024	2023
Net gain (loss) recognized on equity securities	$101	$(49)	$984	$(99)
Less: Net gain (loss) recognized on equity securities sold during the period	0	0	0	0
Unrealized gain (loss) recognized on equity securities still held	$101	$(49)	$984	$(99)

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of September 30, 2024

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000’s omitted)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,142,622	$244,022	$2,142,622	$244,022
Obligations of state and political subdivisions	19,552	83	302,843	29,542	322,395	29,625
Government agency mortgage-backed securities	23	0	315,368	44,452	315,391	44,452
Corporate debt securities	0	0	7,673	327	7,673	327
Government agency collateralized mortgage obligations	0	0	7,174	319	7,174	319
Total available-for-sale investment portfolio	$19,575	$83	$2,775,680	$318,662	$2,795,255	$318,745

Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$0	$0	$1,087,430	$43,848	$1,087,430	$43,848
Government agency mortgage-backed securities	61,169	334	1,382	9	62,551	343
Total held-to-maturity portfolio	$61,169	$334	$1,088,812	$43,857	$1,149,981	$44,191

As of December 31, 2023

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000’s omitted)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,080,783	$300,385	$2,080,783	$300,385
Obligations of state and political subdivisions	63,541	878	287,191	29,107	350,732	29,985
Government agency mortgage-backed securities	8,586	55	336,266	51,557	344,852	51,612
Corporate debt securities	0	0	7,394	606	7,394	606
Government agency collateralized mortgage obligations	0	0	8,907	572	8,907	572
Total available-for-sale investment portfolio	$72,127	$933	$2,720,541	$382,227	$2,792,668	$383,160

Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$536,885	$15,953	$521,350	$34,913	$1,058,235	$50,866
Government agency mortgage-backed securities	18,951	158	1,393	22	20,344	180
Total held-to-maturity portfolio	$555,836	$16,111	$522,743	$34,935	$1,078,579	$51,046

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds two corporate debt securities in an unrealized loss position and, based on an analysis of the financial position of the issuers including financial performance, liquidity and regulatory capital ratios, the issuers of the securities show a remote risk of default. Timely interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of September 30, 2024 represents credit losses and no related allowance for credit losses has been recognized. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale investment portfolio as of September 30, 2024. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $8.7 million at September 30, 2024 and is excluded from the estimate of credit losses.

Securities classified as held-to-maturity are included under the Current Expected Credit Loss (“CECL”) methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at September 30, 2024, all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future as these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, AAA from Moody’s Investor Services, and AA+ from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of September 30, 2024. Accrued interest receivable on held-to-maturity debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $3.7 million at September 30, 2024 and is excluded from the estimate of credit losses. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000’s omitted)	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$10,716	$10,654
Due after one through five years	0	0	1,892,504	1,766,022
Due after five years through ten years	562,638	553,223	268,172	244,929
Due after ten years	568,640	534,207	653,951	530,642
Subtotal	1,131,278	1,087,430	2,825,343	2,552,247
Government agency mortgage-backed securities	187,772	189,246	370,845	326,509
Government agency collateralized mortgage obligations	0	0	7,506	7,187
Total	$1,319,050	$1,276,676	$3,203,694	$2,885,943

Investment securities with a carrying value of $2.46 billion and $2.14 billion at September 30, 2024 and December 31, 2023, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain borrowings included $393.1 million and $598.9 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at September 30, 2024 and December 31, 2023, respectively. All securities sold under agreement to repurchase as of September 30, 2024 and December 31, 2023 have an overnight and continuous maturity.

During the third quarter of 2024, the Company sold $26.8 million in book value of available-for-sale obligations of state and political subdivisions securities, recognizing $0.3 million of gross realized losses. The proceeds from these sales of $26.5 million were redeployed entirely towards reducing existing overnight borrowings.

During the second quarter of 2024, the Company sold $31.2 million in book value of available - for - sale obligations of state and political subdivisions securities, recognizing $0.2 million of gross realized gains and $0.4 million of gross realized losses. The proceeds from these sales of $31.0 million were redeployed entirely towards reducing existing overnight borrowings.

During the first quarter of 2023, the Company sold $786.1 million in book value of available-for-sale U.S. Treasury and agency securities, recognizing $52.3 million of gross realized losses. The sales were completed in January and February 2023 as part of a strategic balance sheet repositioning and were unrelated to the negative developments in the banking industry that occurred in March 2023. The proceeds from these sales of $733.8 million were redeployed entirely towards reducing existing overnight borrowings.

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	September 30,	December 31,
(000’s omitted)	2024	2023
CRE – multifamily	$694,847	$619,794
CRE – owner occupied	870,165	752,774
CRE – non-owner occupied	1,731,850	1,711,198
Commercial & industrial and other business loans	1,094,767	1,000,630
Consumer mortgage	3,427,317	3,285,018
Consumer indirect	1,780,586	1,703,440
Consumer direct	191,178	185,229
Home equity	460,964	446,515
Gross loans, including deferred origination costs	10,251,674	9,704,598
Allowance for credit losses	(76,167)	(66,669)
Loans, net of allowance for credit losses	$10,175,507	$9,637,929

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of September 30, 2024 and December 31, 2023:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
September 30, 2024	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$716	$0	$311	$1,027	$693,820	$694,847
CRE – owner occupied	121	0	10,064	10,185	859,980	870,165
CRE – non-owner occupied	100	0	12,230	12,330	1,719,520	1,731,850
Commercial & industrial and other business loans	923	0	7,973	8,896	1,085,871	1,094,767
Consumer mortgage	22,466	2,731	26,136	51,333	3,375,984	3,427,317
Consumer indirect	19,066	585	0	19,651	1,760,935	1,780,586
Consumer direct	1,368	110	0	1,478	189,700	191,178
Home equity	2,474	407	2,299	5,180	455,784	460,964
Total	$47,234	$3,833	$59,013	$110,080	$10,141,594	$10,251,674

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2023	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$0	$0	$0	$0	$619,794	$619,794
CRE – owner occupied	1,477	0	1,953	3,430	749,344	752,774
CRE – non-owner occupied	2,311	0	17,964	20,275	1,690,923	1,711,198
Commercial & industrial and other business loans	880	0	336	1,216	999,414	1,000,630
Consumer mortgage	18,434	4,559	26,043	49,036	3,235,982	3,285,018
Consumer indirect	20,215	776	0	20,991	1,682,449	1,703,440
Consumer direct	1,579	135	23	1,737	183,492	185,229
Home equity	3,546	416	2,368	6,330	440,185	446,515
Total	$48,442	$5,886	$48,687	$103,015	$9,601,583	$9,704,598

An immaterial amount of interest income on nonaccrual loans was recognized during the three and nine months ended September 30, 2024 and 2023 and an immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

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

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at September 30, 2024 and December 31, 2023:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$7,692	$89,133	$143,201	$52,068	$17,616	$138,406	$44,616	$147,630	$640,362
Special mention	0	13,175	7,259	540	62	4,403	496	14,147	40,082
Substandard	0	0	0	496	0	1,690	149	12,068	14,403
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$7,692	$102,308	$150,460	$53,104	$17,678	$144,499	$45,261	$173,845	$694,847
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – owner occupied:
Risk rating
Pass	$93,638	$51,815	$78,220	$53,803	$38,431	$244,268	$58,622	$197,433	$816,230
Special mention	749	4,940	2,402	1,623	2,032	11,218	429	1,151	24,544
Substandard	0	1,952	7,113	883	1,441	10,463	1,066	5,798	28,716
Doubtful	0	675	0	0	0	0	0	0	675
Total CRE – owner occupied	$94,387	$59,382	$87,735	$56,309	$41,904	$265,949	$60,117	$204,382	$870,165
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – non-owner occupied:
Risk rating
Pass	$84,887	$121,211	$229,489	$103,230	$86,692	$305,197	$363,323	$252,680	$1,546,709
Special mention	158	382	19,297	16,293	1,275	22,958	18,110	3,362	81,835
Substandard	0	10,984	133	1,316	253	18,389	27,709	43,558	102,342
Doubtful	0	0	0	964	0	0	0	0	964
Total CRE – non-owner occupied	$85,045	$132,577	$248,919	$121,803	$88,220	$346,544	$409,142	$299,600	$1,731,850
Current period gross charge-offs(1)	$0	$412	$0	$0	$0	$0	$0	$554	$966

Commercial & industrial and other business loans:
Risk rating
Pass	$201,133	$73,240	$111,141	$74,994	$24,287	$95,800	$377,506	$57,960	$1,016,061
Special mention	1,808	1,167	3,588	1,478	3,035	2,524	16,311	3,344	33,255
Substandard	486	16,775	2,762	1,214	204	1,083	18,330	4,597	45,451
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$203,427	$91,182	$117,491	$77,686	$27,526	$99,407	$412,147	$65,901	$1,094,767
Current period gross charge-offs(1)	$0	$64	$98	$21	$0	$7	$482	$2	$674

Total business lending:
Risk rating
Pass	$387,350	$335,399	$562,051	$284,095	$167,026	$783,671	$844,067	$655,703	$4,019,362
Special mention	2,715	19,664	32,546	19,934	6,404	41,103	35,346	22,004	179,716
Substandard	486	29,711	10,008	3,909	1,898	31,625	47,254	66,021	190,912
Doubtful	0	675	0	964	0	0	0	0	1,639
Total business lending	$390,551	$385,449	$604,605	$308,902	$175,328	$856,399	$926,667	$743,728	$4,391,629
Current period gross charge-offs(1)	$0	$476	$98	$21	$0	$7	$482	$556	$1,640
(1)For the nine months ended September 30, 2024.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$90,888	$145,337	$52,058	$19,982	$41,992	$112,287	$3,237	$106,580	$572,361
Special mention	13,175	7,317	0	65	0	3,522	0	8,289	32,368
Substandard	0	959	0	0	551	1,293	150	12,112	15,065
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$104,063	$153,613	$52,058	$20,047	$42,543	$117,102	$3,387	$126,981	$619,794
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – owner occupied:
Risk rating
Pass	$58,544	$89,616	$58,798	$46,465	$80,361	$192,345	$28,023	$158,652	$712,804
Special mention	3,258	2,384	649	639	1,472	11,962	743	6,064	27,171
Substandard	880	108	922	1,480	514	7,531	941	423	12,799
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$62,682	$92,108	$60,369	$48,584	$82,347	$211,838	$29,707	$165,139	$752,774
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$19	$0	$19

CRE – non-owner occupied:
Risk rating
Pass	$143,106	$255,699	$111,306	$86,560	$60,646	$275,458	$387,559	$265,348	$1,585,682
Special mention	42	827	16,109	1,311	109	29,648	18,806	3,506	70,358
Substandard	947	136	1,123	2,996	1,248	20,578	100	27,542	54,670
Doubtful	0	0	0	488	0	0	0	0	488
Total CRE – non-owner occupied	$144,095	$256,662	$128,538	$91,355	$62,003	$325,684	$406,465	$296,396	$1,711,198
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial & industrial and other business loans:
Risk rating
Pass	$146,627	$133,529	$94,764	$34,572	$34,714	$99,525	$337,388	$55,222	$936,341
Special mention	15,306	2,071	1,491	1,557	2,553	1,854	16,341	8,045	49,218
Substandard	38	800	558	477	323	1,305	10,800	770	15,071
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$161,971	$136,400	$96,813	$36,606	$37,590	$102,684	$364,529	$64,037	$1,000,630
Current period gross charge-offs(1)	$0	$160	$0	$0	$0	$36	$569	$0	$765

Total business lending:
Risk rating
Pass	$439,165	$624,181	$316,926	$187,579	$217,713	$679,615	$756,207	$585,802	$3,807,188
Special mention	31,781	12,599	18,249	3,572	4,134	46,986	35,890	25,904	179,115
Substandard	1,865	2,003	2,603	4,953	2,636	30,707	11,991	40,847	97,605
Doubtful	0	0	0	488	0	0	0	0	488
Total business lending	$472,811	$638,783	$337,778	$196,592	$224,483	$757,308	$804,088	$652,553	$4,084,396
Current period gross charge-offs(1)	$0	$160	$0	$0	$0	$36	$588	$0	$784
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

The following tables detail the balances in all other loan categories at September 30, 2024 and December 31, 2023:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$232,937	$336,417	$332,687	$429,254	$186,884	$688,527	$0	$111,253	$2,317,959
Nonperforming	0	0	511	485	667	4,864	0	184	6,711
Total FICO AB	232,937	336,417	333,198	429,739	187,551	693,391	0	111,437	2,324,670
FICO CDE(2)
Performing	104,716	142,588	142,134	154,892	95,873	364,724	35,889	39,675	1,080,491
Nonperforming	315	1,105	2,671	1,765	2,044	12,783	344	1,129	22,156
Total FICO CDE	105,031	143,693	144,805	156,657	97,917	377,507	36,233	40,804	1,102,647
Total consumer mortgage	$337,968	$480,110	$478,003	$586,396	$285,468	$1,070,898	$36,233	$152,241	$3,427,317
Current period gross charge-offs(3)	$0	$141	$11	$1	$20	$172	$0	$0	$345

Consumer indirect:
Performing	$532,829	$540,576	$426,993	$179,759	$40,487	$59,357	$0	$0	$1,780,001
Nonperforming	0	199	257	74	52	3	0	0	585
Total consumer indirect	$532,829	$540,775	$427,250	$179,833	$40,539	$59,360	$0	$0	$1,780,586
Current period gross charge-offs(3)	$738	$2,281	$2,968	$1,272	$403	$1,007	$0	$0	$8,669

Consumer direct:
Performing	$67,778	$55,552	$35,273	$15,198	$4,254	$6,241	$6,772	$0	$191,068
Nonperforming	0	54	1	23	0	0	32	0	110
Total consumer direct	$67,778	$55,606	$35,274	$15,221	$4,254	$6,241	$6,804	$0	$191,178
Current period gross charge-offs(3)	$63	$828	$586	$349	$62	$100	$181	$0	$2,169

Home equity:
Performing	$44,479	$56,011	$56,999	$56,217	$27,645	$59,269	$132,008	$25,630	$458,258
Nonperforming	35	170	173	96	269	796	794	373	2,706
Total home equity	$44,514	$56,181	$57,172	$56,313	$27,914	$60,065	$132,802	$26,003	$460,964
Current period gross charge-offs(3)	$0	$0	$23	$0	$0	$0	$92	$0	$115
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.
(3)For the nine months ended September 30, 2024.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$354,967	$353,185	$456,871	$199,429	$157,159	$606,591	$0	$86,067	$2,214,269
Nonperforming	0	371	764	605	279	5,187	0	195	7,401
Total FICO AB	354,967	353,556	457,635	200,034	157,438	611,778	0	86,262	2,221,670
FICO CDE(2)
Performing	148,443	150,585	164,839	103,003	71,710	331,839	39,630	30,098	1,040,147
Nonperforming	53	2,629	2,477	1,629	1,785	13,201	367	1,060	23,201
Total FICO CDE	148,496	153,214	167,316	104,632	73,495	345,040	39,997	31,158	1,063,348
Total consumer mortgage	$503,463	$506,770	$624,951	$304,666	$230,933	$956,818	$39,997	$117,420	$3,285,018
Current period gross charge-offs(3)	$0	$0	$0	$0	$85	$584	$0	$0	$669

Consumer indirect:
Performing	$681,824	$572,799	$273,035	$71,428	$45,203	$58,375	$0	$0	$1,702,664
Nonperforming	84	443	101	42	19	87	0	0	776
Total consumer indirect	$681,908	$573,242	$273,136	$71,470	$45,222	$58,462	$0	$0	$1,703,440
Current period gross charge-offs(3)	$926	$3,595	$1,969	$1,171	$570	$1,121	$0	$0	$9,352

Consumer direct:
Performing	$80,169	$52,826	$26,617	$8,282	$4,604	$5,697	$6,875	$1	$185,071
Nonperforming	33	41	47	0	2	23	12	0	158
Total consumer direct	$80,202	$52,867	$26,664	$8,282	$4,606	$5,720	$6,887	$1	$185,229
Current period gross charge-offs(3)	$206	$813	$450	$110	$110	$159	$161	$0	$2,009

Home equity:
Performing	$61,065	$62,801	$63,102	$31,094	$25,721	$44,832	$126,939	$28,177	$443,731
Nonperforming	0	162	10	253	260	533	1,053	513	2,784
Total home equity	$61,065	$62,963	$63,112	$31,347	$25,981	$45,365	$127,992	$28,690	$446,515
Current period gross charge-offs(3)	$0	$0	$0	$64	$0	$44	$11	$0	$119
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.
(2)FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.
(3)For the year ended December 31, 2023.

Business lending loans greater than $0.5 million that are on nonaccrual are individually assessed, and if necessary, a specific allocation of the allowance for credit losses is provided. If management determines that foreclosure is probable, expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs as appropriate. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of the collateral. The collateral for individually assessed CRE non-owner occupied loans consists mainly of office properties associated with two customers. A summary of individually assessed business loans as of September 30, 2024 and December 31, 2023 follows:

	September 30, 2024			December 31, 2023
			Specifically			Specifically
	Carrying	Contractual	Allocated	Carrying	Contractual	Allocated
(000’s omitted)	Balance	Balance	Allowance	Balance	Balance	Allowance
Loans with allowance allocation:
CRE – owner occupied	$1,606	$1,606	$682	$0	$0	$0
CRE – non-owner occupied	10,170	10,270	965	3,484	3,484	470
Total	$11,776	$11,876	$1,647	$3,484	$3,484	$470

Loans without allowance allocation:
CRE – owner occupied	$8,268	$8,306	$0	$1,551	$1,551	$0
CRE – non-owner occupied	1,620	2,622	0	13,999	14,014	0
Commercial & industrial and other business loans	7,481	7,481	0	200	200	0
Total	$17,369	$18,409	$0	$15,750	$15,765	$0

The average carrying balance of individually assessed loans was $30.8 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively. The average carrying balance of individually assessed loans was $31.1 million and $6.6 million for the nine months ended September 30, 2024 and 2023, respectively. No interest income was recognized on individually assessed loans for the three or nine months ended September 30, 2024 and 2023.

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

The following table presents the amortized cost basis of loans at September 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
		Other	Total Class of		Other	Total Class of
	Term	Payment	Financing	Term	Payment	Financing
(000s omitted except for percentages)	Extension	Delay	Receivable	Extension	Delay	Receivable
CRE – owner occupied	$926	$0	0.11%	$1,401	$0	0.04%
CRE – non-owner occupied	0	17,875	1.03%	0	0	0.00%
Commercial & industrial and other business loans	300	0	0.00%	0	0	0.00%
Total	$1,226	$17,875	0.19%	$1,401	$0	0.01%

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
		Other	Total Class of		Other	Total Class of
	Term	Payment	Financing	Term	Payment	Financing
(000s omitted except for percentages)	Extension	Delay	Receivable	Extension	Delay	Receivable
CRE – owner occupied	$1,490	$0	0.17%	$2,150	$0	0.20%
CRE – non-owner occupied	3,222	17,875	1.22%	0	0	0.00%
Commercial & industrial and other business loans	399	0	0.00%	0	0	0.00%
Consumer mortgage	232	0	0.01%	198	0	0.01%
Home equity	24	0	0.00%	29	0	0.01%
Total	$5,367	$17,875	0.23%	$2,377	$0	0.03%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

	September 30, 2024
			90+ Days Past
		Past Due 30 –	Due and Still	Non-
(000s omitted)	Current	89 Days	Accruing	Accrual	Total
CRE – owner occupied	$1,490	$0	$0	$0	$1,490
CRE – non-owner occupied	21,097	0	0	0	21,097
Commercial & industrial and other business loans	99	0	0	300	399
Consumer mortgage	0	0	0	232	232
Home equity	0	0	0	24	24
Total	$22,686	$0	$0	$556	$23,242

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024:

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
	Weighted-Average	Weighted-Average	Weighted-Average
	Term Extension	Other Payment Delay	Term Extension
	(Years)	(Years)	(Years)
CRE – owner occupied	1.8	0.0	10.0
CRE – non-owner occupied	0.0	0.7	0.0
Commercial & industrial and other business loans	0.5	0.0	0.0
Total	0.4	0.7	10.0

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023
	Weighted-Average	Weighted-Average	Weighted-Average
	Term Extension	Other Payment Delay	Term Extension
	(Years)	(Years)	(Years)
CRE – owner occupied	2.3	0.0	8.3
CRE – non-owner occupied	1.0	0.7	0.0
Commercial & industrial and other business loans	1.4	0.0	0.0
Consumer mortgage	7.1	0.0	3.1
Home equity	1.8	0.0	9.9
Total	1.7	0.7	7.8

There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the three and nine months ended September 30, 2024 and 2023.

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$31,128	$(1,114)	$199	$3,536	$33,749
Consumer mortgage	14,303	(188)	5	674	14,794
Consumer indirect	20,124	(3,000)	1,816	2,146	21,086
Consumer direct	3,368	(661)	228	1,037	3,972
Home equity	1,519	(58)	2	103	1,566
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	71,442	(5,021)	2,250	7,496	76,167
Liabilities for off-balance-sheet credit exposures	869	0	0	213	1,082
Total allowance for credit losses	$72,311	$(5,021)	$2,250	$7,709	$77,249

	Three Months Ended September 30, 2023
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$25,291	$(139)	$152	$740	$26,044
Consumer mortgage	14,553	(143)	3	558	14,971
Consumer indirect	17,808	(2,100)	1,319	1,263	18,290
Consumer direct	3,032	(554)	217	351	3,046
Home equity	1,600	(6)	2	(2)	1,594
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	63,284	(2,942)	1,693	2,910	64,945
Liabilities for off-balance-sheet credit exposures	933	0	0	(32)	901
Total allowance for credit losses	$64,217	$(2,942)	$1,693	$2,878	$65,846

	Nine Months Ended September 30, 2024
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$26,854	$(1,640)	$330	$8,205	$33,749
Consumer mortgage	15,333	(345)	39	(233)	14,794
Consumer indirect	18,585	(8,669)	4,956	6,214	21,086
Consumer direct	3,269	(2,169)	710	2,162	3,972
Home equity	1,628	(115)	5	48	1,566
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	66,669	(12,938)	6,040	16,396	76,167
Liabilities for off-balance-sheet credit exposures	913	0	0	169	1,082
Total allowance for credit losses	$67,582	$(12,938)	$6,040	$16,565	$77,249

	Nine Months Ended September 30, 2023
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$23,297	$(618)	$437	$2,928	$26,044
Consumer mortgage	14,343	(366)	35	959	14,971
Consumer indirect	17,852	(6,490)	4,342	2,586	18,290
Consumer direct	2,973	(1,366)	637	802	3,046
Home equity	1,594	(90)	13	77	1,594
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	61,059	(8,930)	5,464	7,352	64,945
Liabilities for off-balance-sheet credit exposures	1,123	0	0	(222)	901
Total allowance for credit losses	$62,182	$(8,930)	$5,464	$7,130	$65,846

The allowance for credit losses increased to $76.2 million at September 30, 2024 compared to $66.7 million at December 31, 2023 and $64.9 million at September 30, 2023, reflective of a slightly adverse change in certain asset quality metrics, an increase in loans outstanding, and continued macroeconomic uncertainty primarily concerning the business lending and consumer indirect portfolios.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $34.0 million at September 30, 2024 and is excluded from the estimate of credit losses and amortized cost basis of loans.

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

For qualitative macroeconomic adjustments, the Company uses third-party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of September 30, 2024. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the impact of a decline in residential real estate and vehicle prices as well as inflation. The scenarios utilized forecast stable unemployment levels, modest GDP and real household income growth, offset by some declines in auto, housing and commercial real estate prices.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company selected projected unemployment and GDP as indicators of forecasted losses related to business lending and utilize both factors in an even weight for the calculation. The Company also considered delinquencies, risk rating changes, recent charge-off history and acquired loans as part of the review of estimated losses.
●	Business lending – real estate: The Company selected projected unemployment and commercial real estate values as indicators of forecasted losses related to commercial real estate loans for non-office specific properties and utilize both factors in an even weight for the calculation. For office specific properties, the Company selected projected office specific commercial real estate values and vacancy rates and utilize both factors in an even weight for the calculation. The Company also considered the factors noted in business lending – non real estate.
●	Consumer mortgages and home equity: The Company selected projected unemployment and residential real estate values as indicators of forecasted losses related to mortgage lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.
●	Consumer indirect: The Company selected projected unemployment and vehicle valuation indices as indicators of forecasted losses related to indirect lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.
●	Consumer direct: The Company selected projected unemployment and inflation-adjusted household income as indicators of forecasted losses related to consumer direct lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.

At September 30, 2024, loans with a carrying amount of approximately $4.55 billion were pledged for the availability to secure certain borrowings with the FHLB and FRB. There were $621.6 million of borrowings outstanding under these arrangements at September 30, 2024.

At September 30, 2024 and December 31, 2023, the carrying amount of residential real estate property in the process of foreclosure was $7.0 million and $5.8 million, respectively.

During the nine months ended September 30, 2024, the Company did not purchase any loans, while the Company sold $39.9 million of secondary market eligible residential consumer mortgage loans during the period. During the nine months ended September 30, 2023, the Company did not purchase any loans and sold $4.6 million of secondary market eligible residential consumer mortgage loans.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(71,576)	$5,797	$77,373	$(69,214)	$8,159
Other intangibles	132,280	(89,947)	42,333	125,919	(81,487)	44,432
Total amortizing intangibles	$209,653	$(161,523)	$48,130	$203,292	$(150,701)	$52,591

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Oct - Dec 2024	$3,316
2025	11,959
2026	10,515
2027	4,793
2028	3,582
Thereafter	13,965
Total	$48,130

Shown below are the components of the Company’s goodwill at December 31, 2023 and September 30, 2024:

		Additions/
(000’s omitted)	December 31, 2023	Adjustments	September 30, 2024
Goodwill	$845,396	$7,097	$852,493

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

During August 2024, a $100.0 million fixed rate putable advance with the FHLB was executed at a rate of 3.73%. The advance is putable at the option of the FHLB in August 2025 and matures in August 2027 if the option is not exercised.

NOTE H: BENEFIT PLANS

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain nonemployee directors. The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits. The service cost component of net periodic benefit income is included in the salaries and employee benefits line of the consolidated statements of income, while the other components of net periodic benefit income are included in other expenses. The Company made a $4.0 million contribution to its defined benefit pension plan in the first quarter of 2024. The Company made a $4.3 million contribution to its defined benefit pension plan in the second quarter of 2023.

The post-retirement benefits component of net periodic benefit cost for the three and nine months ended September 30, 2024 and 2023 is immaterial. The pension benefits component of net periodic benefit income for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2024	2023	2024	2023
Service cost	$1,342	$1,108	$3,519	$3,324
Interest cost	1,895	1,890	5,695	5,670
Expected return on plan assets	(4,541)	(4,020)	(13,801)	(12,060)
Amortization of unrecognized net (gain) loss	217	(555)	849	(1,665)
Amortization of prior service cost	205	205	615	615
Net periodic benefit income	$(882)	$(1,372)	$(3,123)	$(4,116)

NOTE I: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of September 30, 2024.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. Weighted-average anti-dilutive stock options outstanding were approximately 0.2 million for the three and nine months ended September 30, 2024, and were immaterial and 0.2 million for the three and nine months ended September 30, 2023, respectively, and were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted, except per share data)	2024	2023	2024	2023
Net income	$43,901	$44,129	$132,688	$98,218
Income attributable to unvested stock-based compensation awards	(192)	(158)	(524)	(327)
Income available to common shareholders	$43,709	$43,971	$132,164	$97,891

Weighted-average common shares outstanding – basic	52,520	53,502	52,807	53,673
Basic earnings per share	$0.83	$0.82	$2.50	$1.82

Net income	$43,901	$44,129	$132,688	$98,218
Income attributable to unvested stock-based compensation awards	(192)	(158)	(524)	(327)
Income available to common shareholders	$43,709	$43,971	$132,164	$97,891

Weighted-average common shares outstanding – basic	52,520	53,502	52,807	53,673
Assumed exercise of stock options	160	104	104	135
Weighted-average common shares outstanding – diluted	52,680	53,606	52,911	53,808
Diluted earnings per share	$0.83	$0.82	$2.50	$1.82

Stock Repurchase Program

At its December 2023 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2024. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. There were 1,000,000 shares of treasury stock purchases made under this authorization during the first nine months of 2024 with an average price paid per share of $45.84.

At its December 2022 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2023. There were 607,161 shares of treasury stock purchases made under this authorization during 2023 with an average price paid per share of $49.44, including 500,000 shares of treasury stock purchases made under this authorization during the first nine months of 2023 with an average price paid per share of $51.35.

NOTE J: COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third-party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to the Company’s normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. The fair value of the standby letters of credit is immaterial for disclosure.

The contract amounts of commitments and contingencies are as follows:

	September 30,	December 31,
(000’s omitted)	2024	2023
Commitments to extend credit	$1,682,414	$1,494,549
Standby letters of credit	78,105	61,352
Total	$1,760,519	$1,555,901

On November 16, 2023, the Federal Deposit Insurance Corporation (“FDIC”) issued a final rulemaking that implemented a special assessment to recover the uninsured deposit losses from bank failures that occurred during 2023. The final rule anticipated collecting the special assessment over eight quarterly assessment periods beginning in 2024 at an annual rate of approximately 13.4 basis points of uninsured deposits that exceeded $5.0 billion as of December 31, 2022. The FDIC has indicated that the amount of the special assessment and number of quarterly assessment periods are subject to adjustment as their loss estimates change. The Company accrued $1.5 million of expense related to the FDIC special assessment in 2023. During the nine months ended September 30, 2024, the Company adjusted its accrual for the FDIC special assessment for a net decrease of $0.2 million. The adjustments were made based on the receipt of new information from the FDIC that indicated an update to the special assessment amount and an increase in the number of quarterly assessment periods from eight to ten. Total FDIC insurance expense was $2.0 million and $1.9 million for the three months ended September 30, 2024 and 2023 and was $6.5 million and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively.

During 2024, CBNA entered into agreements to invest a total of $10.0 million in investment tax credits generated by a solar energy producing company. The Company has elected to account for the investment using the proportional amortization method. At September 30, 2024, the balance of the Company’s investment in these tax credits was $10.0 million and the unfunded commitment related to the solar energy tax credit investments was $9.6 million. These amounts were reflected in other assets and accrued interest and other liabilities, respectively, on the consolidated statements of condition. The Company expects to fund the commitment by December 31, 2025 as capital calls are made. The Company did not recognize any amortization, income tax credits or other income tax benefits related to its solar energy tax credit investments during the three and nine months ended September 30, 2024.

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

The Company recorded a loss contingency in 2023 related to the anticipated settlement, following mediation, of a threatened collective and class action asserted against CBNA on behalf of certain nonexempt branch employees, regarding unpaid wages under the Fair Labor Standards Act and applicable state labor laws. On February 5, 2024, following a mediation held on February 1, 2024, the Company agreed to a settlement in the amount of $5.8 million. A settlement agreement has been executed by the parties and the terms of the settlement have been approved by the Court. The Company recorded a $5.8 million litigation accrual at December 31, 2023. During the second quarter of 2024, the Company paid $5.8 million to the qualified settlement fund and the claims administrator mailed a notice and settlement check to class members who are eligible to participate in the settlement. Any funds that remain in the qualified settlement fund after the deadline to negotiate the settlement checks will revert to CBNA during the three months ended December 31, 2024.

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

	September 30, 2024
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,081,293	$61,329	$0	$2,142,622
Obligations of state and political subdivisions	0	401,952	0	401,952
Government agency mortgage-backed securities	0	326,509	0	326,509
Corporate debt securities	0	7,673	0	7,673
Government agency collateralized mortgage obligations	0	7,187	0	7,187
Total available-for-sale investment securities	2,081,293	804,650	0	2,885,943
Equity securities	2,106	0	0	2,106
Mortgage loans held for sale	0	739	0	739
Commitments to originate real estate loans for sale	0	0	329	329
Interest rate swap agreements asset	0	5,017	0	5,017
Interest rate swap agreements liability	0	(5,017)	0	(5,017)
Total	$2,083,399	$805,389	$329	$2,889,117

	December 31, 2023
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,019,089	$61,694	$0	$2,080,783
Obligations of state and political subdivisions	0	474,363	0	474,363
Government agency mortgage-backed securities	0	348,526	0	348,526
Corporate debt securities	0	7,394	0	7,394
Government agency collateralized mortgage obligations	0	8,926	0	8,926
Total available-for-sale investment securities	2,019,089	900,903	0	2,919,992
Equity securities	372	0	0	372
Mortgage loans held for sale	0	414	0	414
Commitments to originate real estate loans for sale	0	0	2	2
Forward sales commitments	0	6	0	6
Total	$2,019,461	$901,323	$2	$2,920,786

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.
●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $0.7 million at September 30, 2024 and $0.4 million at December 31, 2023. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from a third-party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	September 30, 2024				December 31, 2023
				Total Fair				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$11,767	$11,767	$0	$0	$3,014	$3,014
Other real estate owned	0	0	2,279	2,279	0	0	1,159	1,159
Mortgage servicing rights	0	0	493	493	0	0	162	162
Contingent consideration	0	0	(3,737)	(3,737)	0	0	(5,150)	(5,150)
Total	$0	$0	$10,802	$10,802	$0	$0	$(815)	$(815)

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third-party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 93.1% at September 30, 2024 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company records impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. Subsequent increases in the estimated fair value of a stratum are recorded by reducing the valuation allowance up to an amount that results in the stratum being carried at its remaining amortized cost. There was a valuation allowance of approximately $1.2 million at December 31, 2023. During the nine months ended September 30, 2024 the Company recognized a $1.2 million impairment recovery resulting in no valuation allowance at September 30, 2024.

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

The contingent consideration related to the Fringe Benefits Design of Minnesota, Inc. (“FBD”) acquisition completed in 2021 was revalued at December 31, 2023. The remaining contingent consideration accrual was adjusted to the maximum potential amount of $2.7 million, using a potential probability of achievement of 100%. The Company made the required $2.7 million payment during the third quarter of 2024.

The first of the two required payments were made on the OneGroup acquisition of Thomas Gregory Associates Insurance Brokers, Inc. (“TGA”) contingent consideration in the third quarter of 2023 in the amount of $2.4 million, based on actual retained revenue results. The remaining contingent consideration liability related to the TGA acquisition was revalued at December 31, 2023 for an adjusted fair value of $1.0 million. In the third quarter of 2024, the liability was revalued to $0.8 million based on actual results and the final payment was made.

The first required payment was made on the CPD contingent consideration in the second quarter of 2024 in the amount of $0.9 million and a second payment was made during the third quarter of 2024 in the amount of $0.2 million based on satisfaction of certain customer retention requirements.

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

				Significant Unobservable
	Fair Value at			Input Range
(000’s omitted, except per loan data)	September 30, 2024	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$11,767	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	2,279	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 93.1% (48.2%)
Commitments to originate real estate loans for sale	329	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	493	Discounted cash flow	Weighted average constant prepayment rate	8.5% - 16.6% (9.1%)
			Weighted average discount rate	4.6% - 4.9% (4.9%)
			Adequate compensation	$7/loan
Contingent consideration	(3,737)	Discounted cash flow	Discount rate	18.4% (18.4%)
			Probability of achievement	82.0% (82.0%)

				Significant Unobservable
	Fair Value at			Input Range
(000’s omitted, except per loan data)	December 31, 2023	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$3,014	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	1,159	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 73.8% (45.8%)
Commitments to originate real estate loans for sale	2	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	162	Discounted cash flow	Weighted average constant prepayment rate	4.2% - 5.1% (4.2%)
			Weighted average discount rate	4.6% - 5.0% (4.9%)
			Adequate compensation	$7/loan
Contingent consideration	(5,150)	Discounted cash flow	Discount rate	6.7% - 6.9% (6.9%)
			Probability of achievement	100%

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2024 and December 31, 2023 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$10,175,507	$9,897,287	$9,637,929	$9,293,902
Held-to-maturity securities	1,319,050	1,276,676	1,172,174	1,121,816
Financial liabilities:
Deposits	13,476,171	13,463,479	12,928,121	12,907,605
Overnight borrowings	0	0	53,000	53,000
Securities sold under agreement to repurchase, short-term	317,448	317,448	304,595	304,595
Other Federal Home Loan Bank borrowings	622,273	628,532	407,603	410,385

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

Interest Rate Swaps

The Company enters into interest rate swaps to assist customers in managing their interest rate risk. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have associated interest rate and credit risk. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties, which are also considered derivatives and are not designated in hedging relationships. Interest rate swaps are recorded within other assets or accrued interest and other liabilities on the consolidated statements of condition at their estimated fair value. The terms of the interest rate swaps with the customer and the counterparties offset each other, with the only difference being counterparty credit risk. Any changes in the fair value of the underlying derivative contracts are reported in other banking services noninterest revenue in the consolidated statements of income.

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

Notional values and fair values of derivative instruments as of September 30, 2024 are as follows:

	September 30, 2024
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of		Notional	Statement of
(000’s omitted)	Amount	Condition Location	Fair Value	Amount	Condition Location	Fair Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$13,940	Other assets	$329	$0	Accrued interest and other liabilities	$0
Interest rate swaps	170,250	Other assets	5,017	170,250	Accrued interest and other liabilities	5,017
RPA sold	0	Other assets	0	12,389	Accrued interest and other liabilities	0
RPA purchased	46,474	Other assets	0	0	Accrued interest and other liabilities	0
Total derivatives	$230,664		$5,346	$182,639		$5,017

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

Fee income earned on interest rate swaps and risk participation agreements is recognized in other banking services noninterest revenues in the consolidated statements of income during the period the derivative instrument is executed. During the three and nine months ended September 30, 2024, the Company recognized $1.0 million and $1.4 million, respectively, of fee income associated with interest rate swaps and risk participation agreements.

Cash collateral is posted by the Company with counterparties to secure certain derivatives, which is restricted cash and is included in cash and cash equivalents on the consolidated statements of condition. The amount of such collateral at September 30, 2024 was $5.1 million.

The Company assessed its counterparty risk at September 30, 2024 and December 31, 2023 and determined any credit risk inherent in our derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note K to these consolidated financial statements.

NOTE M: SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM is the President and Chief Executive Officer of the Company. Effective January 1, 2024, the Company has identified (1) Banking and Corporate, (2) Employee Benefit Services, (3) Insurance Services, and (4) Wealth Management Services as its reportable segments and determined that operating income before income taxes is the reportable measure of segment profit or loss that the CODM regularly reviews and uses to allocate resources and assess performance. See Note C for further detail on the factors used to identify the Company’s reportable segments and reportable measure of segment profit or loss.

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

The Employee Benefit Services segment, which includes the operating subsidiaries of Benefit Plans Administrative Services, LLC, BPAS Actuarial and Pension Services, LLC, BPAS Trust Company of Puerto Rico, FBD, Northeast Retirement Services, LLC, Global Trust Company, Inc., and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan and health savings account administration, fund administration, transfer agency, actuarial, and health and welfare consulting services.

The Insurance Services segment is comprised of personal and commercial lines of insurance and other risk management products and services provided by OneGroup.

The Wealth Management Services segment is comprised of wealth management services including trust services provided by the Nottingham Trust division within the Bank, broker-dealer and investment advisory services provided by Community Investment Services, Inc., The Carta Group, Inc. and OneGroup Wealth Partners, Inc. as well as asset management services provided by Nottingham Advisors, Inc.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

				Wealth
	Banking and	Employee	Insurance	Management
(000’s omitted)	Corporate	Benefit Services	Services	Services	Total
Three Months Ended September 30, 2024
Net interest income	$111,846	$723	$38	$138	$112,745
Provision for credit losses	7,709	0	0	0	7,709
Operating noninterest revenues	20,478	34,135	13,671	9,242	77,526
Operating noninterest expenses	84,170	19,621	10,830	7,376	121,997
Operating income before income taxes	$40,445	$15,237	$2,879	$2,004	$60,565
Assets	$16,171,950	$221,671	$71,014	$36,253	$16,500,888
Goodwill	$732,598	$89,293	$27,167	$3,435	$852,493
Core deposit intangibles & other intangibles, net	$6,577	$25,069	$15,156	$1,328	$48,130

Reconciliation of total segment operating income before income taxes to total consolidated income before income taxes:

Total segment operating income before income taxes	$40,445	$15,237	$2,879	$2,004	$60,565
Loss on sales of investment securities	(255)	0	0	0	(255)
Unrealized gain on equity securities	101	0	0	0	101
Amortization of intangible assets	(711)	(1,715)	(774)	(169)	(3,369)
Acquisition expenses	0	0	(66)	0	(66)
Acquisition-related contingent consideration adjustments	0	0	156	0	156
Litigation accrual	(2)	0	(100)	0	(102)
Total consolidated income before income taxes					$57,030

Reconciliation of total segment operating noninterest revenues to total consolidated noninterest revenues:

Total segment operating noninterest revenues					$77,526
Elimination of intersegment revenues					(1,175)
Loss on sales of investment securities					(255)
Unrealized gain on equity securities					101
Total consolidated noninterest revenues					$76,197

Reconciliation of total segment operating noninterest expenses to total consolidated noninterest expenses:

Total segment operating noninterest expenses					$121,997
Elimination of intersegment expenses					(1,175)
Amortization of intangible assets					3,369
Acquisition expenses					66
Acquisition-related contingent consideration adjustments					(156)
Litigation accrual					102
Total consolidated noninterest expenses					$124,203

Reconciliation of total segment assets to total consolidated assets:

Total segment assets					$16,500,888
Elimination of intersegment cash and deposits					(96,188)
Total consolidated assets					$16,404,700

				Wealth
	Banking and	Employee	Insurance	Management
(000’s omitted)	Corporate	Benefit Services	Services	Services	Total
Three Months Ended September 30, 2023
Net interest income	$107,169	$487	$28	$102	$107,786
Provision for credit losses	2,878	0	0	0	2,878
Operating noninterest revenues	17,580	30,741	12,139	8,257	68,717
Operating noninterest expenses	79,027	18,305	10,246	6,352	113,930
Operating income before income taxes	$42,844	$12,923	$1,921	$2,007	$59,695
Assets	$15,166,161	$237,310	$63,237	$33,302	$15,500,010
Goodwill	$732,598	$85,381	$23,979	$3,438	$845,396
Core deposit intangibles & other intangibles, net	$10,110	$28,258	$15,185	$2,385	$55,938

Reconciliation of total segment operating income before income taxes to total consolidated income before income taxes:

Total segment operating income before income taxes	$42,844	$12,923	$1,921	$2,007	$59,695
Unrealized loss on equity securities	(49)	0	0	0	(49)
Amortization of intangible assets	(1,004)	(1,596)	(787)	(189)	(3,576)
Acquisition-related contingent consideration adjustments	0	0	(80)	0	(80)
Total consolidated income before income taxes					$55,990

Reconciliation of total segment operating noninterest revenues to total consolidated noninterest revenues:

Total segment operating noninterest revenues					$68,717
Elimination of intersegment revenues					(1,082)
Unrealized loss on equity securities					(49)
Total consolidated noninterest revenues					$67,586

Reconciliation of total segment operating noninterest expenses to total consolidated noninterest expenses:

Total segment operating noninterest expenses					$113,930
Elimination of intersegment expenses					(1,082)
Amortization of intangible assets					3,576
Acquisition-related contingent consideration adjustments					80
Total consolidated noninterest expenses					$116,504

Reconciliation of total segment assets to total consolidated assets:

Total segment assets					$15,500,010
Elimination of intersegment cash and deposits					(113,688)
Total consolidated assets					$15,386,322

				Wealth
	Banking and	Employee	Insurance	Management
(000’s omitted)	Corporate	Benefit Services	Services	Services	Total
Nine Months Ended September 30, 2024
Net interest income	$326,595	$2,048	$105	$396	$329,144
Provision for credit losses	16,565	0	0	0	16,565
Operating noninterest revenues	58,165	99,756	38,122	27,897	223,940
Operating noninterest expenses	240,582	60,160	31,598	21,419	353,759
Operating income before income taxes	$127,613	$41,644	$6,629	$6,874	$182,760

Reconciliation of total segment operating income before income taxes to total consolidated income before income taxes:

Total segment operating income before income taxes	$127,613	$41,644	$6,629	$6,874	$182,760
Loss on sales of investment securities	(487)	0	0	0	(487)
Unrealized gain on equity securities	984	0	0	0	984
Amortization of intangible assets	(2,539)	(5,221)	(2,494)	(568)	(10,822)
Acquisition expenses	0	(50)	(155)	0	(205)
Acquisition-related contingent consideration adjustments	0	0	156	0	156
Litigation accrual	(2)	0	(219)	0	(221)
Total consolidated income before income taxes					$172,165

Reconciliation of total segment operating noninterest revenues to total consolidated noninterest revenues:

Total segment operating noninterest revenues					$223,940
Elimination of intersegment revenues					(3,565)
Loss on sales of investment securities					(487)
Unrealized gain on equity securities					984
Total consolidated noninterest revenues					$220,872

Reconciliation of total segment operating noninterest expenses to total consolidated noninterest expenses:

Total segment operating noninterest expenses					$353,759
Elimination of intersegment expenses					(3,565)
Amortization of intangible assets					10,822
Acquisition expenses					205
Acquisition-related contingent consideration adjustments					(156)
Litigation accrual					221
Total consolidated noninterest expenses					$361,286

				Wealth
	Banking and	Employee	Insurance	Management
(000’s omitted)	Corporate	Benefit Services	Services	Services	Total
Nine Months Ended September 30, 2023
Net interest income	$326,621	$1,129	$97	$248	$328,095
Provision for credit losses	7,130	0	0	0	7,130
Operating noninterest revenues	51,746	90,312	35,574	25,063	202,695
Operating noninterest expenses	233,094	54,639	28,729	18,492	334,954
Operating income before income taxes	$138,143	$36,802	$6,942	$6,819	$188,706

Reconciliation of total segment operating income before income taxes to total consolidated income before income taxes:

Total segment operating income before income taxes	$138,143	$36,802	$6,942	$6,819	$188,706
Loss on sales of investment securities	(52,329)	0	0	0	(52,329)
Unrealized loss on equity securities	(99)	0	0	0	(99)
Gain on debt extinguishment	242	0	0	0	242
Amortization of intangible assets	(3,370)	(4,861)	(2,142)	(575)	(10,948)
Acquisition-related contingent consideration adjustments	0	100	(1,180)	0	(1,080)
Acquisition expenses	(16)	0	(40)	0	(56)
Total consolidated income before income taxes					$124,436

Reconciliation of total segment operating noninterest revenues to total consolidated noninterest revenues:

Total segment operating noninterest revenues					$202,695
Elimination of intersegment revenues					(3,444)
Loss on sales of investment securities					(52,329)
Unrealized loss on equity securities					(99)
Gain on debt extinguishment					242
Total consolidated noninterest revenues					$147,065

Reconciliation of total segment operating noninterest expenses to total consolidated noninterest expenses:

Total segment operating noninterest expenses					$334,954
Elimination of intersegment expenses					(3,444)
Amortization of intangible assets					10,948
Acquisition-related contingent consideration adjustments					1,080
Acquisition expenses					56
Total consolidated noninterest expenses					$343,594

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Financial System, Inc. (the “Company” or “CFSI”) as of and for the three and nine months ended September 30, 2024 and 2023, although in some circumstances the second and first quarters of 2024 are also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 41. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2024, “last year” and equivalent terms refer to calendar year 2023, “third quarter” refers to the three months ended September 30, 2024, “YTD” refers to the nine months ended September 30, 2024, and earnings per share (“EPS”) figures refer to diluted EPS.

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

Critical Accounting Policies and Estimates

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management considers its critical accounting estimates those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Management believes that the critical accounting estimates include the allowance for credit losses; actuarial assumptions associated with the pension, post-retirement and other employee benefit plans; and the carrying value of goodwill and other intangible assets. A summary of the critical accounting policies and estimates used by management is disclosed in the MD&A on pages 32-34 of the most recent Form 10-K (fiscal year ended December 31, 2023) filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024, and there have been no material changes other than those described below regarding the Allowance for Credit Losses. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” beginning on page 11 of this Form 10-Q.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s judgment of an estimated amount of lifetime losses expected to be incurred on outstanding loans at the balance sheet date. This is estimated using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The determination of the appropriateness of the ACL is complex and applies significant and highly subjective estimates. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. The Company utilizes three methods for calculating the ACL: cumulative loss, vintage loss and line loss. Historical credit loss experience provides the basis for the estimation of expected future credit losses in all three methodologies. Qualitative adjustments are made for differences in loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices, commercial real estate prices including office property-specific price forecasts, office property-specific vacancy rates, automobile prices, gross domestic product, median household income net of inflation and other relevant factors. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside forecasts. During the first quarter of 2024, the Company updated the ACL model to add 2023 results into the historical data used for calculating the quantitative and qualitative factors as part of the annual model update procedures. During the second quarter of 2024, the Company updated the ACL model to incorporate office property-specific price forecasts and office property-specific vacancy forecasts to provide greater precision to the model. During the third quarter of 2024, the Company applied an additional qualitative overlay to the factor for volume and size of business lending loans and risk rating trends to capture future loss expectations in that portfolio. The combination of these factors, loan balance increases, and other qualitative factors drove a $4.7 million net increase in the ACL during the third quarter.

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecasts. Changes in these economic forecasts could significantly affect the estimated expected credit losses and lead to materially different amounts from one period to the next. To illustrate the sensitivity of the ACL calculation to these economic forecasts, management performed a hypothetical sensitivity analysis using a weighting of 100% to the downside forecast, rather than the existing weighting of baseline, upside and downside of 40%, 30% and 30%, respectively. The scenario-weighted average unemployment rate and GDP growth forecasts used in the ACL model at September 30, 2024 were 4.8% and 1.9%, respectively, compared to 4.6% and 1.8% at June 30, 2024, respectively. The hypothetical downside forecast includes assumptions of a weakening economy represented by a cumulative decline in real GDP of 2.6%, enhanced geopolitical tensions, elevated inflation, a peak unemployment rate of 8.3% and an average unemployment rate of 6.9%. The Company calculated that this hypothetical scenario would increase the ACL and provision for credit losses as of and for the three and nine months ended September 30, 2024 by approximately $4.9 million, and decrease net income by $3.7 million (net of tax). This change is reflective of the sensitivity of the various economic factors used in the ACL model. The resulting difference is not intended to represent an expected increase in allowance levels, as future conditions are uncertain and there are several other quantitative and qualitative factors that will also fluctuate concurrent with changing economic conditions, which would affect the results of the ACL calculation. The impact that the economic factors have on the model is affected by the upside or downside severity of the scenarios used, the product type mix, and the interaction of the economic factors with other quantitative and qualitative factors in the model, as changes in any particular factor or input may not occur at the same rate or be directionally consistent across all loan segments. Improvements in one factor may offset deterioration in other factors, both qualitative and quantitative. The third-party downside economic forecast used in the hypothetical scenario described does not predict a severe economic downturn, but rather a moderate recessionary environment. The Company’s geographic distribution of loans primarily outside of major metropolitan areas, combined with low statistical correlation between its historical losses and national economic indicators, results in economic-related changes to the allowance that are less significant as compared to national economic activity.

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

The Company’s core operating objectives are: (i) optimize the branch network and digital banking delivery systems, primarily through disciplined acquisition strategies, certain selective de novo expansions and divestitures/consolidations, (ii) increase the noninterest component of total revenues through growth in existing banking, employee benefit services, insurance services and wealth management services business units, and the acquisition of additional financial services and banking businesses, (iii) build profitable loan and deposit volume using both organic and acquisition strategies, (iv) manage an investment securities portfolio to complement the Company’s loan and deposit strategies and mitigate interest rate and liquidity risk and optimize net interest income generation, and (v) utilize technology to deliver customer-responsive products and services and improve efficiencies.

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

Third quarter 2024 net income decreased $0.2 million, or 0.5%, compared to the third quarter of 2023, while YTD net income increased $34.5 million, or 35.1% compared to the equivalent 2023 timeframe. Earnings per share of $0.83 for the third quarter of 2024 was $0.01 more than the third quarter of 2023, while 2024 YTD earnings per share of $2.50 was $0.68 higher than 2023 YTD earnings per share. Although net income decreased slightly between the quarterly periods due to increases in noninterest expenses, the provision for credit losses and income taxes, partially offset by increases in noninterest revenues and net interest income, earnings per share increased between the quarterly periods as the number of fully-diluted shares outstanding decreased reflective of share repurchases between the periods. The YTD increase in net income and earnings per share was primarily the result of a $52.3 million pre-tax realized loss on the sale of certain available-for-sale investment securities during the first quarter of 2023 in connection with a balance sheet repositioning. Increases in income taxes, noninterest expenses and the provision for credit losses were partially offset by increases in noninterest revenues excluding realized investment security losses and net interest income and a decrease in the number of fully-diluted shares outstanding. Third quarter and YTD operating net income, a non-GAAP measure, decreased $0.4 million, or 0.9%, as compared to the third quarter of 2023 and decreased $7.9 million, or 5.3%, compared to September YTD 2023. Third quarter and YTD operating earnings per share, a non-GAAP measure, increased $0.01 compared to the third quarter of 2023 and decreased $0.11 compared to September YTD 2023. Third quarter and YTD operating pre-tax, pre-provision net revenue per share, a non-GAAP measure, increased $0.13 compared to the third quarter of 2023 and increased $0.12 compared to September YTD 2023, demonstrating improvement in the Company’s core operating performance between the periods.

Net interest margin decreased four basis points between the third quarter of 2023 and the third quarter of 2024 and decreased 13 basis points on a YTD basis. Fully tax-equivalent net interest margin, a non-GAAP measure, decreased five basis points between the third quarter of 2023 and the third quarter of 2024 and decreased 14 basis points on a YTD basis. The yield on average interest-earning assets increased 49 basis points compared to the prior year third quarter and 54 basis points compared to the prior YTD period, as the yield on average loans and average investments both improved. The yield on average loans for the third quarter of 2024 increased 59 basis points compared to the third quarter of 2023 and 62 basis points between comparable YTD periods. The increase in yield on average loans was driven by higher interest rates on new loans and an increase in variable and adjustable-rate loan yields. The yield on average investments, including cash equivalents, increased eight basis points compared to the prior year’s third quarter and 10 basis points on a YTD basis, primarily reflective of the purchases of certain higher-yielding government agency mortgage-backed securities between the periods. The Company’s total cost of funds increased 56 basis points from last year’s third quarter and 71 basis points YTD, as the rate paid on interest-bearing deposits and the rate paid on borrowings both increased largely due to market-driven increases in deposit and borrowing rates, as well as the higher proportion of funding coming from comparatively higher rate time deposits and external borrowings.

Loan balances increased on both an average and ending basis as compared to the prior year third quarter and YTD period, reflective of continued strong organic loan growth. Deposit balances also increased on both an average and ending basis as compared to the third quarter of 2023 and YTD due primarily to growth in municipal deposit balances. Investment book balances, including cash equivalents, decreased on both an average and ending basis as compared to the prior year third quarter and YTD period. The decrease on an average YTD basis was primarily due to the maturities and sales of certain available-for-sale investment securities between the periods while the decrease on an ending basis was driven by a decrease in cash equivalents due in part to the funding of strong loan growth. Borrowing balances increased on both an average and ending basis compared to the third quarter of 2023 and YTD as the Company secured certain fixed rate Federal Home Loan Bank (“FHLB”) term borrowings between the periods, reflective of the Company’s net earning asset growth exceeding the increase in deposit balances.

Reflective of a slightly adverse change in certain asset quality metrics, an increase in loans outstanding and continued macroeconomic uncertainty primarily concerning the business lending and consumer indirect portfolios, the Company recorded a $7.7 million provision for credit losses during the third quarter and $16.6 million for YTD 2024 resulting in a $4.8 million and $9.4 million higher provision for credit losses than comparable prior year periods, respectively, as the Company increased credit loss reserves primarily related to the business lending and consumer indirect portfolios. Asset quality remained favorable relative to long-term historical averages during the third quarter and the first nine months of 2024 although certain metrics did weaken as compared to the prior year periods. Net charge-offs were $2.8 million, or an annualized 0.11% of average loans, for the third quarter and $6.9 million, or an annualized 0.09% of average loans, for the first nine months of 2024, compared to net charge-offs of $1.2 million, or an annualized 0.05% of average loans, for the prior year’s third quarter and $3.5 million, or an annualized 0.05% of average loans, for the first nine months of 2023. The nonperforming loan ratio of 0.61% at September 30, 2024 increased 22 basis points from September 30, 2023 primarily driven by the business loans associated with five loan relationships being downgraded from accruing to nonaccrual status. The nonperforming loan ratio increased 11 basis points from June 30, 2024 primarily driven by the business loans associated with one customer being downgraded from accruing to nonaccrual status. The 30 to 89 day delinquent loan ratio remained low at 0.46%, down from 0.51% at the end of the third quarter of 2023 and up slightly from 0.45% at the end of the prior quarter.

Banking noninterest revenues, comprised of deposit service fees, mortgage banking and other banking services revenues, increased $3.0 million, or 17.1%, as compared to the prior year’s third quarter, and increased $6.7 million, or 13.0%, between the comparable YTD periods. The growth between both periods included increases in mortgage banking revenues that reflected higher sales volumes of secondary market eligible residential mortgage loans, higher valuation of mortgage servicing rights and increases in other banking services revenues associated with higher interest rate swap fees due to the recent implementation of this product offering, as well as increased revenues from commercial real estate transaction services. Financial services business revenues, comprised of employee benefit services, insurance services and wealth management services revenues, increased $5.7 million, or 11.4%, as compared to the prior year’s third quarter and increased $14.4 million, or 9.8%, compared to the prior YTD period, reflecting revenue growth in all three segments between both periods.

Noninterest expenses increased $7.7 million, or 6.6%, between the third quarter of 2023 and the third quarter of 2024 and increased $17.7 million, or 5.1%, between September YTD 2023 and September YTD 2024. The increases were primarily driven by salaries and employee benefits that increased $7.3 million, or 10.4%, and $14.3 million, or 6.8%, for the third quarter and YTD periods of 2024, respectively, as compared to the corresponding periods of 2023, reflective of merit and market-related increases in employee wages, higher incentive plan costs and acquisitions between the periods, partially offset by the impact of the previously announced retail customer service workforce optimization plan. The remaining increase in noninterest expenses were largely due to higher data processing and communications expenses reflective of the Company’s continued investment in customer-facing and back-office technologies including investments in additional technology to enhance its cybersecurity infrastructure, including the detection and prevention of customer payment-related fraud combined with an increase in other expenses driven by increases in insurance expenses and property-related write-downs and a decrease in the net periodic pension benefit credit due to lower non-service related components.

The Company’s deposit base and liquidity position continues to be strong, as the Company had total immediately available liquidity sources of $4.49 billion at the end of the third quarter of 2024, approximately double its estimated uninsured deposits, net of collateralized and intercompany deposits. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of total deposits at the end of the third quarter. The Company’s deposit base is well diversified across customer segments, which as of September 30, 2024 was comprised of approximately 58% consumer, 27% business and 15% municipal, and broadly dispersed, illustrated by an average deposit balance per account that was under $20,000. Since the Federal Reserve began raising the federal funds rate in March 2022 in an effort to combat inflation, the deposit beta (change in the Company’s cost of funds as a proportion of the change in the federal funds rate) for the Company was 24% and the cycle-to-date total funding beta was 28% of the cumulative 475 basis point increase in the federal funds rate. The lower betas are reflective of a comparatively high proportion of non-interest-bearing deposits, representing approximately 27% of total ending third quarter deposits, and the composition and stability of the customer base. In addition, 65% of the Company’s total deposits were in noninterest checking, interest checking and savings accounts at the end of the third quarter. The Company did not utilize brokered or wholesale deposits.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $43.9 million and $132.7 million, respectively, decreased $0.2 million, or 0.5%, as compared to the third quarter of 2023 and increased $34.5 million, or 35.1%, compared to September YTD 2023. Earnings per share of $0.83 for the third quarter was $0.01 higher than the third quarter of 2023, while earnings per share for the first nine months of 2024 of $2.50 was $0.68 higher than the first nine months of 2023. The decrease in net income for the quarter was the result of increases in noninterest expenses, the provision for credit losses and income taxes, partially offset by increases in net interest income and noninterest revenues. The increase in earnings per share for the quarter was the result of a decrease in fully diluted shares outstanding, which offset the slight decline in net income. The increase in net income and earnings per share for the YTD period as compared to the prior year was primarily the result of the realized loss on the sales of investment securities that was recognized in the first quarter of 2023 as part of a balance sheet repositioning. Additionally, an increase in all other noninterest revenues and net interest income, as well as a decrease in fully diluted shares outstanding, was partially offset by an increase in noninterest expenses, income taxes and the provision for credit losses. Operating net income, a non-GAAP measure, of $46.6 million and $140.9 million for the third quarter and September YTD 2024, respectively, decreased $0.4 million, or 0.9%, as compared to the third quarter of 2023 and decreased $7.9 million, or 5.3%, compared to September YTD 2023. Operating earnings per share, a non-GAAP measure, of $0.88 for the third quarter increased $0.01 compared to the third quarter of 2023, while operating earnings per share of $2.65 for the first nine months of 2024 decreased $0.11 compared to the first nine months of 2023. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, third quarter net interest income of $112.7 million increased $5.0 million, or 4.6%, from the comparable prior year period. The quarterly improvement resulted from an increase in the balance of and yield on interest-earning assets, partially offset by an increase in the balance of and rate paid on interest-bearing liabilities. Net interest income for the first nine months of 2024 increased $1.0 million, or 0.3%, versus the first nine months of 2023. The YTD increase was primarily the result of a higher balance and yield on interest-earning assets due in part to a higher proportion of those assets being comprised of loan balances due to strong organic loan growth, and the sales and maturities of certain lower-yielding available-for-sale investment securities, partially offset by an increase in the balance and cost of interest-bearing liabilities.

Reflective of slight adverse changes in certain asset quality metrics, an increase in loans outstanding and continued macroeconomic uncertainty primarily concerning the business lending and consumer indirect portfolios, the provision for credit losses of $7.7 million for the third quarter and $16.6 million for September YTD increased $4.8 million and $9.4 million as compared to the third quarter and first nine months of 2023, respectively. The increase in the allowance for credit losses was primarily related to the business lending and consumer indirect portfolios.

Third quarter and year-to-date noninterest revenues were $76.2 million and $220.9 million, respectively, an increase of $8.6 million, or 12.7%, from the third quarter of 2023 and an increase of $73.8 million, or 50.2%, from the first nine months of 2023. Total operating noninterest revenues, a non-GAAP measure, for the third quarter and September YTD were $76.4 million and $220.4 million, respectively, an increase of $8.7 million, or 12.9%, and $21.1 million, or 10.6%, from the prior third quarter and YTD period, respectively. The increase over the prior year third quarter was driven by a $5.7 million, or 11.4%, increase in financial services business revenues and a $3.0 million, or 17.1%, increase in banking noninterest revenues. The increase over the prior September YTD period was driven by a $14.4 million, or 9.8%, increase in financial services business revenues and a $6.7 million, or 13.0%, increase in banking noninterest revenues.

Noninterest expenses of $124.2 million and $361.3 million for the third quarter and September YTD periods, respectively, reflected an increase of $7.7 million, or 6.6%, from the third quarter of 2023 and an increase of $17.7 million, or 5.1%, from the first nine months of 2023. The increase in noninterest expenses for the third quarter and September YTD periods was primarily due to increases in salaries and employee benefits, data processing and communications and other expenses. Operating noninterest expenses, a non-GAAP measure, increased $8.0 million, or 7.1%, from the prior year third quarter, and $18.7 million, or 5.6%, from the prior September YTD.

The effective income tax rates were 23.0% and 22.9% for third quarter and YTD 2024, respectively, as compared to 21.2% and 21.1% for the comparable prior year periods, primarily due to a higher full year projected pre-tax income result and a higher proportion of income from fully taxable sources.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted, except per share data)	2024	2023	2024	2023
Net interest income	$112,745	$107,786	$329,144	$328,095
Provision for credit losses	7,709	2,878	16,565	7,130
Loss on sales of investment securities	(255)	0	(487)	(52,329)
Noninterest revenues excluding loss on sales of investment securities	76,452	67,586	221,359	199,394
Noninterest expenses	124,203	116,504	361,286	343,594
Income before income taxes	57,030	55,990	172,165	124,436
Income taxes	13,129	11,861	39,477	26,218
Net income	$43,901	$44,129	$132,688	$98,218

Diluted weighted average common shares outstanding	52,911	53,798	53,120	53,988
Diluted earnings per share	$0.83	$0.82	$2.50	$1.82

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

Net interest income totaled $112.7 million for the third quarter of 2024 and was a new quarterly record for the Company. This compares to $107.8 million of net interest income for the third quarter of 2023. As shown in Table 2a, fully tax-equivalent net interest income, a non-GAAP measure, for the third quarter was $113.6 million, also a new quarterly record for the Company, compared to $108.8 million for the third quarter of the prior year. The increase was driven by a 49 basis point increase in the yield on average interest-earning assets and an $850.4 million increase in average interest-earning asset balances, partially offset by a 70 basis point increase in the rate paid on average interest-bearing liabilities and a $986.0 million increase in average interest-bearing liability balances in comparison to the third quarter of 2023. As reflected in Table 3 for the quarter, the favorable net interest income impacts of the increase in the yield on average interest-earning assets of $17.4 million and the volume increase in average interest-earning asset balances of $8.8 million were partially offset by the unfavorable net interest income impacts of the increase in the rate paid on average interest-bearing liabilities of $17.9 million and the volume increase in average interest-bearing liability balances of $3.5 million.

Net interest income totaled $329.1 million for the first nine months of 2024 compared to $328.1 million for the first nine months of 2023. As reflected in Table 2b, September YTD fully tax-equivalent net interest income, a non-GAAP measure, of $332.0 million, increased $0.7 million, or 0.2%, from the year-earlier period. The September YTD increase resulted from a 54 basis point increase in the yield on average interest-earning assets and a $631.0 million increase in average interest-earning asset balances, partially offset by a 91 basis point increase in the rate paid on average interest-bearing liabilities and an $877.2 million increase in average interest-bearing liability balances. As reflected in Table 3 for September YTD, the favorable impacts of the increase in the yield on average interest-earning assets of $59.7 million and the volume increase in average interest-earning asset balances of $18.5 million were partially offset by the unfavorable net interest income impacts of the increase in the rate paid on average interest-bearing liabilities of $70.7 million and the volume increase in average interest-bearing liability balances of $6.8 million.

Net interest margin of 3.03% for the third quarter of 2024 was four basis points lower as compared to the third quarter of 2023. The fully tax-equivalent net interest margin, a non-GAAP measure, of 3.05% for the third quarter of 2024 was five basis points lower as compared to the prior year’s third quarter. Net interest margin of 3.00% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.02% for the first nine months of 2024 were lower by 13 basis points and 14 basis points, respectively, than the comparable period of 2023. The decreases were the result of the increase in the rate paid on average interest-bearing liabilities, partially offset by the increase in the yield on average interest-earnings assets and a higher proportion of those assets being comprised of loan balances due to strong organic loan growth and the sales and maturities of certain lower-yielding available-for-sale investment securities between the YTD periods. The decline in noninterest and low rate checking and savings deposit balances combined with an increase in time and money market deposit balances also had an adverse impact on the net interest margin and fully tax-equivalent net interest margin, a non-GAAP measure, between both periods.

The 49 basis point increase in the average yield on interest-earning assets for the quarter was the result of increases in both the yield on average loans and the yield on average investments, including cash equivalents. The yield on average loans for the third quarter increased by 59 basis points compared to the third quarter of 2023. The third quarter of 2024 yield on average investments, including cash equivalents, increased eight basis points compared to the prior year while the yield on average investments, excluding cash equivalents, increased nine basis points for the same timeframe. The 54 basis point increase in the yield on interest-earning assets for the first nine months of 2024 was the result of a 62 basis point increase in the yield on average loans and a 10 basis point increase in the yield on average investments, including cash equivalents, compared to the prior YTD period. Excluding cash equivalents, the yield on average investments increased five basis points compared to the prior YTD period. The increase in loan yields were reflective of higher interest rates on new loans and an increase in certain variable and adjustable-rate loan yields. As the majority of the Company’s investment portfolio, excluding cash equivalents, is comprised of fixed yield securities, the increase in investment yields were driven by the sales and maturities of certain lower-yielding available-for-sale investment securities and the purchases of certain higher-yielding government agency mortgage-backed securities between the periods.

The third quarter and YTD average book balance of investments, including cash equivalents, decreased $1.4 million and $252.4 million, respectively, as compared to the corresponding prior year periods. The YTD decrease was primarily due to declines in the investment securities portfolio driven by scheduled maturities and the sales of certain available-for-sale investment securities. Investment purchases outpaced sales, maturities, calls and principal payments during the current third quarter and YTD periods, driven by $128.8 million of YTD government agency mortgage-backed securities purchases classified as held-to-maturity. The cash equivalents component of average interest-earning assets decreased $14.8 million and increased $69.0 million for the third quarter and YTD periods, respectively, compared to the prior year periods. Average loan balances increased $851.9 million for the quarter and $883.4 million YTD as compared to the prior year, with increases in all five major loan portfolios between both periods due to high levels of organic growth.

The rate paid on average interest-bearing liabilities increased by 70 basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits increased 60 basis points and the average rate paid on external borrowings increased 74 basis points from the comparable prior period. For the first nine months of 2024, the rate paid on average interest-bearing liabilities increased by 91 basis points from the comparable prior year period as the rate paid on average interest-bearing deposits increased 85 basis points and the rate paid on average external borrowings increased 96 basis points. The increase in the rate paid on average interest-bearing deposits was due to interest rates on certain interest-bearing deposits being raised in response to market conditions, including the effects of a 100 basis point increase in the Federal Funds rate during 2023 as a result of the Federal Reserve Bank’s (“Federal Reserve” or “FRB”) efforts to lower elevated inflation, and a shift in deposit mix as customers responded to changes in market interest rates by moving funds into higher yielding account types. The increase in the rate paid on average borrowings was primarily the result of the Company securing $400.0 million of fixed rate FHLB term borrowings in the third and fourth quarters of 2023, $150.0 million of additional fixed rate FHLB term borrowings in the second quarter of 2024 and $100.0 million of additional fixed rate FHLB term borrowings in the third quarter of 2024 to help meet the Company’s funding needs, which reduced the proportion of lower rate securities sold under agreement to repurchase (customer repurchase agreements) to total borrowings.

Average interest-bearing deposits increased $575.3 million compared to the prior year quarter and $579.1 million compared to the prior YTD period. The quarterly and YTD increases in average interest-bearing deposits were due to increases in time and money market deposits, partially offset by decreases in savings and interest checking deposits reflective of the aforementioned shift in deposit mix and net municipal deposit balance inflows. The average borrowing balance, which primarily includes borrowings at the FHLB and customer repurchase agreements, increased $410.7 million and $298.1 million for the quarter and YTD periods, respectively. The increase in average borrowings from the prior year quarter and YTD periods was primarily due to the aforementioned increase in FHLB term borrowings to meet the Company’s funding needs, as earning asset growth outpaced the increase in deposit balances.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent (“FTE”) basis using a marginal income tax rate of 24.4% in 2024 and 24.2% in 2023. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment, late and other fees and the accretion of acquired loan purchase discounts and premiums. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000’s omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$38,481	$474	4.90%	$53,279	$669	4.97%
Taxable investment securities (1)	4,165,783	20,075	1.92%	4,080,835	18,301	1.78%
Nontaxable investment securities (1)	436,762	3,586	3.27%	508,356	4,325	3.38%
Loans (net of unearned discount) (2)	10,155,343	140,637	5.51%	9,303,479	115,295	4.92%
Total interest-earning assets	14,796,369	164,772	4.43%	13,945,949	138,590	3.94%
Noninterest-earning assets	1,261,850			1,177,277
Total assets	$16,058,219			$15,123,226

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,462,225	20,732	1.11%	$7,584,361	14,899	0.78%
Time deposits	2,074,978	19,860	3.81%	1,377,534	9,656	2.78%
Customer repurchase agreements	241,454	1,054	1.74%	269,309	823	1.21%
Overnight borrowings	212,520	3,008	5.63%	163,800	2,265	5.48%
FHLB and other borrowings	576,225	6,501	4.49%	186,401	2,127	4.53%
Total interest-bearing liabilities	$10,567,402	51,155	1.93%	9,581,405	29,770	1.23%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,611,755			3,810,542
Other liabilities	169,271			125,481
Shareholders’ equity	1,709,791			1,605,798
Total liabilities and shareholders’ equity	$16,058,219			$15,123,226

Net interest earnings		$113,617			$108,820

Net interest spread (FTE) (non-GAAP)			2.50%			2.71%
Net interest margin on interest-earning assets			3.03%			3.07%
Net interest margin on interest-earning assets (FTE) (non-GAAP)			3.05%			3.10%

Fully tax-equivalent adjustment (3)		$872			$1,034
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment enhances the comparability of the performance of assets that have different tax liabilities.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000’s omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$105,638	$4,178	5.28%	$36,609	$1,211	4.42%
Taxable investment securities (1)	4,119,145	59,052	1.91%	4,382,445	60,507	1.85%
Nontaxable investment securities (1)	463,867	11,517	3.32%	522,002	13,288	3.40%
Loans (net of unearned discount) (2)	9,971,843	401,689	5.38%	9,088,402	323,261	4.76%
Total interest-earning assets	14,660,493	476,436	4.34%	14,029,458	398,267	3.80%
Noninterest-earning assets	1,218,185			1,183,013
Total assets	$15,878,678			$15,212,471

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$7,570,758	61,864	1.09%	$7,804,824	33,945	0.58%
Time deposits	1,988,687	55,902	3.75%	1,175,526	19,486	2.22%
Customer repurchase agreements	269,037	3,481	1.73%	302,270	1,947	0.86%
Overnight borrowings	111,226	4,686	5.63%	242,226	9,157	5.05%
FHLB and other borrowings	465,464	15,877	4.56%	74,415	2,394	4.30%
Federal Reserve short-term borrowings	72,263	2,643	4.88%	0	0	0.00%
Subordinated notes payable	0	0	0.00%	1,023	38	4.96%
Total interest-bearing liabilities	10,477,435	144,453	1.84%	9,600,284	66,967	0.93%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,572,534			3,895,939
Other liabilities	153,623			110,973
Shareholders’ equity	1,675,086			1,605,275
Total liabilities and shareholders’ equity	$15,878,678			$15,212,471

Net interest earnings		$331,983			$331,300

Net interest spread (FTE) (non-GAAP)			2.50%			2.87%
Net interest margin on interest-earning assets			3.00%			3.13%
Net interest margin on interest-earning assets (FTE) (non-GAAP)			3.02%			3.16%

Fully tax-equivalent adjustment (3)		$2,839			$3,205
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment enhances the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (FTE basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	versus September 30, 2023			versus September 30, 2023
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000’s omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$(183)	$(12)	$(195)	$2,688	$279	$2,967
Taxable investment securities	387	1,387	1,774	(3,720)	2,265	(1,455)
Nontaxable investment securities	(591)	(148)	(739)	(1,449)	(322)	(1,771)
Loans (net of unearned discount)	11,100	14,242	25,342	33,184	45,244	78,428
Total interest-earning assets (2)	8,793	17,389	26,182	18,529	59,640	78,169

Interest paid on:
Interest checking, savings and money market deposits	(244)	6,077	5,833	(1,048)	28,967	27,919
Time deposits	5,927	4,277	10,204	18,154	18,262	36,416
Customer repurchase agreements	(92)	323	231	(235)	1,769	1,534
Overnight borrowings	688	55	743	(5,419)	948	(4,471)
FHLB borrowings	4,398	(24)	4,374	13,330	153	13,483
Federal Reserve short-term borrowings	0	0	0	2,643	0	2,643
Subordinated notes payable	0	0	0	(38)	0	(38)
Total interest-bearing liabilities (2)	3,470	17,915	21,385	6,818	70,668	77,486

Net interest earnings (2)	$6,552	$(1,755)	$4,797	$14,582	$(13,899)	$683
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 4: Noninterest Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2024	2023	2024	2023
Employee benefit services	$33,215	$29,997	$97,031	$87,946
Insurance services	13,652	12,113	38,068	35,495
Wealth management services	8,892	7,934	26,793	24,037
Deposit service charges and fees	8,159	7,294	23,233	21,293
Debit interchange and ATM fees	6,757	6,732	20,105	19,314
Mortgage banking	1,055	113	3,675	399
Other banking revenues	4,621	3,452	11,470	10,767
Subtotal	76,351	67,635	220,375	199,251
Loss on sales of investment securities	(255)	0	(487)	(52,329)
Gain on debt extinguishment	0	0	0	242
Unrealized gain (loss) on equity securities	101	(49)	984	(99)
Total noninterest revenues	$76,197	$67,586	$220,872	$147,065

Noninterest revenues/total revenues	40.3%	38.5%	40.2%	31.0%
Operating noninterest revenues/operating revenues (FTE basis) (non-GAAP) (1)	40.2%	38.3%	39.9%	37.8%
(1)	Operating noninterest revenues, a non-GAAP measure, excludes loss on sales of investment securities, gain on debt extinguishment and unrealized gain (loss) on equity securities from total noninterest revenues. Operating revenues, a non-GAAP measure, is defined as net interest income on a FTE basis plus noninterest revenues, excluding loss on sales of investment securities, gain on debt extinguishment, and unrealized gain (loss) on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues totaled $76.2 million for the third quarter of 2024 and $220.9 million for the first nine months of 2024. This represents an increase of $8.6 million, or 12.7%, for the quarter and an increase of $73.8 million, or 50.2%, for the YTD period in comparison to the equivalent 2023 periods. Noninterest revenues for the YTD periods of 2024 included a $1.0 million unrealized gain on equity securities primarily associated with the conversion of certain Visa Class B shares to Visa Class C shares and a $0.5 million loss on sales of investment securities associated with the sales of certain available-for-sale investment securities. Noninterest revenues for the first nine months of 2023 included a $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities in connection with a strategic balance sheet repositioning executed during the prior year’s first quarter, a $0.1 million unrealized loss on equity securities and a $0.2 million gain on debt extinguishment. Operating noninterest revenues, a non-GAAP measure as defined in the table above, totaled $76.4 million for the third quarter of 2024, an increase of $8.7 million, or 12.9%, from the prior year’s third quarter and totaled $220.4 million for the first nine months of 2024, an increase of $21.1 million, or 10.6%, from the first nine months of 2023. The increases between both periods reflected growth in all of the primary business categories: employee benefit services revenues, the four banking noninterest revenue lines, insurance services revenues and wealth management services revenues.

Employee benefit services revenues increased $3.2 million, or 10.7%, and $9.1 million, or 10.3%, for the three and nine months ended September 30, 2024, respectively, as compared to the equivalent prior year periods, driven by new business and increases in the total participants under administration, growth in asset-based fee revenues, resulting from market appreciation and the acquisition of certain assets of Creative Plan Designs Limited, a provider of employee benefit plan design, administration and consulting, on February 1, 2024.

Banking noninterest revenues increased $3.0 million, or 17.1%, between the third quarter of 2023 and 2024 and increased $6.7 million, or 13.0%, between the first nine months of 2023 and 2024. The growth between both periods was driven by increases in mortgage banking revenues (increased $0.9 million for the quarter and $3.3 million YTD), deposit service charges and fees (increased $0.9 million for the quarter and $1.9 million YTD), debit interchange and ATM fees (increased $0.8 million YTD) and other banking revenues (increased $1.2 million for the quarter and $0.7 million YTD). The increases in mortgage banking revenues reflected higher sales volumes of secondary market eligible residential mortgage loans and an increase in the value of mortgage servicing rights. The increases in other banking revenues were associated with higher interest rate swap fee revenues due to the recent implementation of this product offering and other commercial banking-related fees.

Insurance services revenues increased $1.5 million, or 12.7%, and $2.6 million, or 7.2%, for the third quarter and YTD periods, respectively, due to organic and acquired growth in commissions revenues, including the incremental revenues resulting from the acquisition of a New York-based insurance agency for $4.6 million in total consideration on April 1, 2024.

Wealth management services revenues increased $1.0 million, or 12.1%, for the third quarter of 2024 and $2.8 million, or 11.5%, for September 2024 YTD as compared to the same time periods of 2023, as more favorable investment market conditions drove an increase in the value of assets under management between the periods.

The ratio of noninterest revenues to total revenues was 40.3% for the third quarter of 2024 and 40.2% for September YTD 2024, compared to 38.5% for the prior year’s third quarter and 31.0% for September YTD 2023. The quarterly increase was due to noninterest revenues increasing 12.7% while net interest income increased 4.6%. The YTD increase was primarily the result of the $73.8 million, or 50.2%, increase in total noninterest revenues due to the aforementioned $52.3 million realized loss on sales of investment securities recognized in the prior year’s first quarter, while net interest income increased 0.3%.

The ratio of operating noninterest revenues to operating revenues (FTE), a non-GAAP measure as defined in the table above, was 40.2% for the quarter and 39.9% for the nine months ended September 30, 2024, respectively, versus 38.3% and 37.8% for the comparable periods of 2023. The increase between the quarterly periods was due to a 12.9% increase in operating noninterest revenues, a non-GAAP measure, due to the factors noted above, while fully tax-equivalent net interest income, a non-GAAP measure, increased 4.4%. The year-to-date increase was the result of a 10.6% increase in operating noninterest revenues, a non-GAAP measure, due to the factors noted above, while fully tax-equivalent net interest income, a non-GAAP measure, increased 0.2%.

Noninterest Expenses

Table 5 below sets forth the quarterly and YTD results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2024	2023	2024	2023
Salaries and employee benefits	$78,022	$70,687	$224,532	$210,208
Data processing and communications	15,894	15,480	45,516	42,900
Occupancy and equipment	10,586	10,358	32,663	31,835
Amortization of intangible assets	3,369	3,576	10,822	10,948
Legal and professional fees	3,723	3,826	11,523	12,129
Business development and marketing	4,365	4,628	11,549	12,096
Litigation accrual	102	0	221	0
Acquisition expenses	66	0	205	56
Acquisition-related contingent consideration adjustments	(156)	80	(156)	1,080
Other	8,232	7,869	24,411	22,342
Total noninterest expenses	$124,203	$116,504	$361,286	$343,594

Noninterest expenses/average assets	3.08%	3.06%	3.04%	3.02%
Operating noninterest expenses(1)/average assets (non-GAAP)	2.99%	2.96%	2.95%	2.91%
Efficiency ratio (GAAP)	65.7%	66.4%	65.7%	72.3%
Operating efficiency ratio (non-GAAP)(2)	63.6%	64.0%	63.4%	62.5%
(1)	Operating noninterest expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual and amortization of intangibles. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Operating efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in footnote (1) above divided by net interest income on a FTE basis plus noninterest revenues excluding loss on sales of investment securities, gain on debt extinguishment and unrealized gain (loss) on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $124.2 million and $361.3 million for the third quarter and YTD periods of 2024, respectively, representing an increase of $7.7 million, or 6.6%, and an increase of $17.7 million, or 5.1%, from the prior year periods, respectively. The increases were primarily driven by salaries and employee benefits that increased $7.3 million, or 10.4%, and $14.3 million, or 6.8%, for the third quarter and YTD periods of 2024, respectively, as compared to the corresponding periods of 2023. The remaining change to noninterest expenses is attributable to increases in data processing and communications (up $0.4 million for the quarter and $2.6 million YTD), occupancy and equipment (up $0.2 million for the quarter and $0.8 million YTD), acquisition expenses (up $0.1 million for the quarter and YTD), litigation accrual (up $0.1 million for the quarter and $0.2 million YTD) and other expenses (up $0.3 million for the quarter and $2.1 million YTD). The increases were partially offset by decreases in amortization of intangible assets (down $0.2 million for the quarter and $0.1 million YTD), legal and professional fees (down $0.1 million for the quarter and $0.6 million YTD), business development and marketing (down $0.3 million for the quarter and $0.5 million YTD) and acquisition-related contingent consideration adjustments (down $0.2 million for the quarter and $1.2 million YTD).

The increases in salaries and benefits expense were driven by merit and market-related increases in employee wages, higher incentive plan costs and acquisitions between the periods, partially offset by the impact of the previously announced retail customer service workforce optimization plan. The increases in data processing and communications expenses are reflective of the Company’s continued investment in customer-facing and back-office technologies including investments in additional technology to enhance its cybersecurity infrastructure, in part related to the detection and prevention of customer payment-related fraud. The increase in other expenses on a YTD basis was primarily due to increases in insurance expenses, property-related writedowns and non-service related components lowering the net periodic pension benefit credit. The increase in insurance expenses included $0.2 million associated with an additional expected increase to the Federal Deposit Insurance Corporation (“FDIC”) special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of certain banks in the first quarter of 2023, along with the impact of a higher FDIC insurance assessment rate.

The Company’s GAAP efficiency ratio was 65.7% for the third quarter of 2024, 0.7 percentage points favorable to the comparable quarter of 2023. This resulted from total revenues increasing 7.7%, due to increases in both noninterest revenues and net interest income, while total noninterest expenses increased 6.6% due to the factors noted above. The GAAP efficiency ratio of 65.7% for September YTD 2024 was 6.6 percentage points favorable to the 72.3% GAAP efficiency ratio for September YTD 2023. The improvement in the GAAP efficiency ratio between the comparable YTD periods was the result of total revenues increasing 15.8% primarily due to the $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities during the first quarter of 2023, while total noninterest expenses increased 5.1% due to the factors noted above.

Annualized current quarter noninterest expenses as a percentage of average assets increased 0.02 percentage points versus the third quarter of the prior year as noninterest expenses increased 6.6% while average assets increased 6.2%. On a YTD basis, annualized noninterest expenses as a percentage of average assets also increased 0.02 percentage points as noninterest expenses increased 5.1% while average assets increased 4.4%. Noninterest expenses increased between both periods due to the factors noted above and average assets increased between both periods primarily due to the aforementioned organic loan growth.

The Company’s operating efficiency ratio, a non-GAAP measure as defined in the table above, was 63.6% for the third quarter, 0.4 percentage points favorable to the comparable quarter of 2023. This resulted from operating revenues (FTE), a non-GAAP measure, increasing 7.7% while operating noninterest expenses, a non-GAAP measure, increased 7.1%. The Company’s operating efficiency ratio, a non-GAAP measure, of 63.4% for the first nine months of 2024 was 0.9 percentage points unfavorable compared to the first nine months of 2023 due to 5.6% higher operating noninterest expenses, a non-GAAP measure as described above, while operating revenues (FTE), a non-GAAP measure as described above, increased by 4.1%.

Annualized current year operating noninterest expenses, a non-GAAP measure as described above, as a percentage of average assets increased 0.03 percentage points versus the prior year quarter and increased 0.04 percentage points versus the prior year-to-date period as operating noninterest expenses, a non-GAAP measure as described above, increased at a higher rate than average assets on both a quarterly and YTD basis. Operating noninterest expenses, a non-GAAP measure, increased 7.1% for the quarter and 5.6% for the year-to-date period, while average assets increased 6.2% for the quarter and 4.4% for the year-to-date period.

Income Taxes

The third quarter and YTD 2024 effective income tax rates were 23.0% and 22.9%, respectively, as compared to 21.2% and 21.1% for the comparable periods of 2023. The increase in the third quarter and YTD 2024 effective income tax rates are primarily attributable to an increase in the full-year 2024 pre-tax income projection as compared to the prior year, as the prior YTD included a $52.3 million realized loss on sales of investment securities and a higher proportion of pre-tax income being generated from fully taxable sources.

Investment Securities

The carrying value of investment securities was $4.29 billion at the end of the third quarter, an increase of $122.2 million, or 2.9%, from December 31, 2023 and an increase of $327.5 million, or 8.3%, from September 30, 2023. The book value of investment securities (excluding unrealized gains and losses) of $4.60 billion at the end of the third quarter increased $57.4 million from December 31, 2023 and increased $97.1 million from September 30, 2023. During the first nine months of 2024, the Company purchased $128.8 million of government agency mortgage-backed securities with an average yield of 5.62%, which the Company classified as held-to-maturity. The Company also participated in a Visa Class B share exchange during the second quarter of 2024, in which half of its Visa Class B shares were converted into Visa Class C shares that are convertible (with certain timing restrictions) to NYSE-traded Visa Class A shares, resulting in a $0.9 million unrealized gain on equity securities. These additions were offset by proceeds of $53.4 million from sales of tax-exempt obligations of state and political subdivisions available-for-sale investment securities, proceeds of $4.1 million from sales of taxable obligations of state and political subdivisions available-for-sale investment securities and $50.2 million of investment maturities, calls and principal payments during the first nine months of 2024. A realized loss of $0.5 million was recognized on the sales of tax-exempt obligations of state and political subdivisions available-for-sale investment securities during the first nine months of 2024. Additionally, there was $28.5 million of net accretion on investment securities during the first nine months of 2024. The effective duration of the investment securities portfolio was 6.4 years at the end of the third quarter of 2024, as compared to 7.0 years at the end of 2023 and 7.2 years at the end of the third quarter of 2023.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At September 30, 2024, the investment portfolio (excluding held-to-maturity investment securities) had a $315.9 million net unrealized loss, as compared to a $380.7 million net unrealized loss at December 31, 2023 and a $546.4 million net unrealized loss at September 30, 2023. These changes in the net unrealized position of the portfolio were principally driven by the movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases, sales and maturities that have occurred over the past 12 months.

The following table sets forth the carrying value of the Company’s investment securities portfolio:

Table 6: Investment Securities

	September 30,	December 31,	September 30,
(000’s omitted)	2024	2023	2023
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,142,622	$2,080,783	$1,979,439
Obligations of state and political subdivisions	401,952	474,363	434,465
Government agency mortgage-backed securities	326,509	348,526	337,071
Corporate debt securities	7,673	7,394	7,174
Government agency collateralized mortgage obligations	7,187	8,926	9,487
Total available-for-sale portfolio	2,885,943	2,919,992	2,767,636

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	1,131,278	1,109,101	1,101,679
Government agency mortgage-backed securities	187,772	63,073	23,861
Total held-to-maturity portfolio	1,319,050	1,172,174	1,125,540

Equity and Other Securities:
Equity securities, at fair value	2,106	372	320
Federal Home Loan Bank common stock	40,717	32,526	26,524
Federal Reserve Bank common stock	33,442	33,568	33,568
Other equity securities, at adjusted cost	6,293	6,680	6,413
Total equity and other securities	82,558	73,146	66,825

Total investments	$4,287,551	$4,165,312	$3,960,001

Loans

Loans ended the third quarter at $10.25 billion, $547.1 million, or 5.6%, higher than December 31, 2023 ending loans and $801.6 million, or 8.5%, higher than the September 30, 2023 balance.

Mortgages on commercial property combined with general-purpose business lending to commercial, industrial, non-profit and municipal customers and vehicle dealer floor plan financing is characterized as the Company’s business lending activity. The business lending portfolio increased $476.7 million, or 12.2%, from September 30, 2023, and $307.2 million, or 7.5%, from December 31, 2023, driven by net organic growth over both periods. Business non-real estate loans, including commercial and industrial lending, increased $94.1 million, or 9.4%, owner-occupied commercial real estate increased $117.4 million, or 15.6%, multifamily increased $75.0 million, or 12.1%, and non-owner occupied commercial real estate increased $20.7 million, or 1.2%, as compared to December 31, 2023. While certain macroeconomic concerns are persisting related to non-owner occupied and multifamily commercial real estate and construction loans, the Company’s exposure to these portfolios remains diverse both geographically and by property type, and remains relatively low at 15% of total assets, 24% of total loans and 199% of total bank-level regulatory capital. Commercial real estate lending represents 75.1% of the total business lending portfolio at September 30, 2024 while other business lending, including commercial and industrial loans represents the remaining 24.9% of total business lending. The Company’s largest non-owner occupied commercial real estate lending concentration by property type is multifamily at 21.1% of total commercial real estate lending, followed by office at 11.3% and commercial construction, at 10.5%. The Company’s largest owner-occupied commercial real estate lending concentration by industry is retail trade at 9.0% of total commercial real estate lending, followed by arts, entertainment and recreation and health care and social assistance, both at 2.7%. These levels demonstrate the Company’s diversity in the business lending portfolio, as there are no significant industry or geographic concentrations, no metropolitan statistical area (“MSA”) that accounts for more than 13% of the CRE portfolio and a very low level of commercial real estate lending being conducted in major metropolitan areas. See Table 7 below for concentrations of CRE lending by borrower type and Table 8 below for concentrations of CRE by property location.

The business loan balance increases are reflective of continued high demand for multi-family housing, expansion of internal resources and proactive business development and pricing in the Company’s market areas, as well as the Company’s strong liquidity profile relative to competitors that creates opportunities to gain market share. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company expects the composition of its growth in its business lending portfolio over the remaining quarter of 2024 to be proportionally higher for business non-real estate lending than commercial real estate lending compared to what was experienced by the Company over the past several years, in order to keep the concentration of its CRE portfolio relatively constant. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

To assist our business lending customers in managing their interest rate risk, the Company enters into interest rate swaps which have associated interest rate and credit risk; for additional detail on the Company’s use of interest rate swaps, see Note L beginning on page 35 of this Form 10-Q.

The following table presents the concentration by borrower type of the Company’s CRE loan balances as of September 30, 2024:

Table 7: Concentrations of CRE Lending by Borrower Type

(000’s omitted, except percentages)	Amortized Cost	Percentage of Total CRE
Multifamily and non-owner occupied CRE by property type:
Multifamily	$694,847	21.1%
Office	374,023	11.3%
Commercial Construction	345,376	10.5%
Lodging	344,161	10.4%
Retail	261,341	7.9%
Other Lessors of CRE	202,489	6.1%
Warehouse/Industrial	135,260	4.1%
Nursing/Assisted Living	56,897	1.7%
Residential Construction	3,964	0.1%
All Other	8,339	0.4%
Total multifamily and non-owner occupied CRE	2,426,697	73.6%

Owner-occupied CRE by industry:
Retail Trade	295,923	9.0%
Arts, Entertainment and Recreation	88,769	2.7%
Health Care and Social Assistance	87,416	2.7%
Other Services	81,418	2.5%
Real Estate Rental and Leasing	78,550	2.4%
Manufacturing	52,669	1.6%
Agriculture and Forestry	50,127	1.5%
Accommodation and Food Services	40,096	1.2%
Wholesale Trade	25,676	0.8%
Construction	15,654	0.5%
Transportation and Warehousing	11,864	0.4%
Professional, Scientific and Technical Services	8,177	0.2%
Educational Services	4,685	0.1%
All Other	29,141	0.8%
Total owner occupied CRE	870,165	26.4%

Total CRE	$3,296,862	100.0%

The following table presents the geographic concentrations of the Company’s CRE loan balances by property location (MSA) as of September 30, 2024:

Table 8: Concentrations of CRE by Property Location

	Multifamily CRE		Owner occupied CRE		Non-owner occupied CRE		Total CRE
		Percentage		Percentage		Percentage		Percentage
	Amortized	of Total	Amortized	of Total	Amortized	of Total	Amortized	of Total
(000’s omitted, except percentages)	Cost	CRE	Cost	CRE	Cost	CRE	Cost	CRE
MSA:
Albany-Schenectady-Troy, NY	$94,017	2.9%	$102,343	3.1%	$230,796	7.0%	$427,156	13.0%
Burlington-South Burlington, VT	168,438	5.1%	40,766	1.2%	150,900	4.6%	360,104	10.9%
Rochester, NY	28,691	0.9%	104,604	3.2%	143,112	4.3%	276,407	8.4%
Buffalo-Cheektowaga, NY	36,881	1.1%	58,931	1.8%	169,523	5.1%	265,335	8.0%
Syracuse, NY	11,752	0.4%	70,602	2.1%	148,631	4.5%	230,985	7.0%
Scranton Wilkes-Barre, PA	61,085	1.9%	59,081	1.8%	102,294	3.1%	222,460	6.8%
Utica-Rome, NY	39,744	1.2%	36,597	1.1%	60,181	1.8%	136,522	4.1%
Ithaca, NY	31,156	0.9%	12,286	0.4%	23,805	0.7%	67,247	2.0%
All Other MSA - NY(1)(2)	87,005	2.6%	51,682	1.6%	106,057	3.2%	244,744	7.4%
All Other MSA - PA(1)(2)	17,421	0.5%	74,572	2.3%	94,997	2.9%	186,990	5.7%
All Other MSA(1)	39,799	1.2%	42,735	1.3%	241,623	7.3%	324,157	9.8%

Non-MSAs:
NY	52,631	1.6%	163,600	5.0%	199,219	6.1%	415,450	12.7%
All Other Non-MSA	26,227	0.8%	52,366	1.5%	60,712	1.9%	139,305	4.2%

Total	$694,847	21.1%	$870,165	26.4%	$1,731,850	52.5%	$3,296,862	100.0%
(1)	The MSAs within these captions are individually less than 2% of total CRE exposure.
(2)	The MSAs within these captions include certain counties in adjacent states with a high degree of economic and social integration to the respective core city in New York or Pennsylvania.

Consumer mortgages increased $230.6 million, or 7.2%, from one year ago and increased $142.3 million, or 4.3%, from December 31, 2023, with the increases over both periods representing net organic growth and included the impact of certain secondary market sales. The Company sold $27.4 million and $39.9 million of consumer mortgage production during the three and nine months ended 2024, respectively. Over the past year, the Company produced organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, recruitment of additional mortgage loan originators and proactive business development efforts, while also benefitting from the comparatively stable housing market conditions in the Company’s primary markets relative to the national environment. Reflective of the higher interest rate environment and consumer expectations of future interest rate movements, the consumer mortgage growth produced over the last quarter is comprised of a higher proportion of adjustable rate loans than experienced in recent periods. During the first nine months of 2024, approximately 21% of new consumer mortgage loan originations was comprised of adjustable rate loans compared to approximately 7% over the first nine months of 2023. The Company expects this trend to continue during the remainder of 2024. Home equity loans increased $16.2 million, or 3.6%, from one year ago and increased $14.4 million, or 3.2%, from December 31, 2023, in part a result of lower levels of payoffs and paydowns related to consumer mortgage refinancing in the higher interest rate environment.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine and recreational vehicle dealerships (referred to as “consumer indirect”), increased $78.2 million, or 4.1%, from one year ago, and increased $83.1 million, or 4.4%, from December 31, 2023. The increases were primarily due to the Company offering competitive pricing, benefitting from reduced participation by certain competitors and capturing an increased share of the sales volumes that existed in its market area and dealer network, which resulted in growth in the Company’s consumer installment portfolio. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans have provided a key source of credit to the Company’s retail customers across its branch network for an extended period of time, and the Company is committed to continuing to offer competitive loan products in this segment. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as of the end of the periods indicated, as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to change when the risk factors of each component part change. The allocation is not indicative of the specific amount of future net charge-offs that is expected to be incurred in each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 9, total allowance for credit losses at the end of the third quarter was $76.2 million, an increase of $11.2 million, or 17.3%, from one year earlier and up $9.5 million, or 14.2%, from the end of 2023.

Table 9: Allowance for Credit Losses by Loan Type

	September 30, 2024		December 31, 2023		September 30, 2023
		Percent of		Percent of		Percent of
	Allowance	Total	Allowance	Total	Allowance	Total
	for Credit	Loan	for Credit	Loan	for Credit	Loan
(000’s omitted except for ratios)	Losses	Balances	Losses	Balances	Losses	Balances
Business lending	$33,749	42.8%	$26,854	42.1%	$26,044	41.4%
Consumer mortgage	14,794	33.4%	15,333	33.9%	14,971	33.8%
Consumer indirect	21,086	17.4%	18,585	17.5%	18,290	18.1%
Consumer direct	3,972	1.9%	3,269	1.9%	3,046	2.0%
Home equity	1,566	4.5%	1,628	4.6%	1,594	4.7%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total	$76,167	100.0%	$66,669	100.0%	$64,945	100.0%

As demonstrated in Table 9, the consumer direct and indirect installment loan portfolios carry higher credit risk than the business lending, consumer mortgage and home equity portfolios and therefore the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at September 30, 2024 was consistent with December 31, 2023 and September 30, 2023. The changes in allowance allocations reflect management’s continued refinement of its loss estimation techniques. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable.

Allowance for credit losses and loan net charge-off ratios are as follows:

Table 10: Loan Ratios

	September 30,	December 31,	September 30,
	2024	2023	2023
Allowance for credit losses/total loans	0.74%	0.69%	0.69%
Allowance for credit losses/nonperforming loans	121%	122%	176%
Nonaccrual loans/total loans	0.58%	0.50%	0.35%
Allowance for credit losses/nonaccrual loans	129%	137%	196%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	0.08%	0.01%	0.00%
Consumer mortgage	0.02%	0.04%	0.02%
Consumer indirect	0.27%	0.35%	0.18%
Consumer direct	0.92%	0.96%	0.73%
Home equity	0.05%	0.02%	0.00%
Total loans	0.11%	0.10%	0.05%

Net charge-offs during the third quarter of 2024 were $2.8 million, an increase of $1.5 million compared to the third quarter of 2023. Compared with the third quarter of 2023, all loan portfolios experienced higher levels of net charge-offs. The total net charge-off ratio (net charge-offs annualized as a percentage of average loans outstanding for the quarter) for the third quarter was 0.11%, one basis point higher than the ratio for the fourth quarter of 2023 and six basis points higher than the ratio for the third quarter of 2023. Net charge-off ratios for the third quarter of 2024 for all loan portfolios were above the Company’s average for the trailing eight quarters.

Other real estate owned (“OREO”) at September 30, 2024 was $2.3 million. This compares to $1.2 million at December 31, 2023 and $0.6 million at September 30, 2023. At September 30, 2024, OREO consisted of 34 residential properties with a total value of $2.3 million. This compares to 21 residential properties with a total value of $1.1 million and one commercial property with a value of $0.1 million at December 31, 2023, and 10 residential properties with a total value of $0.6 million at September 30, 2023. The increase in OREO over the last twelve months was primarily driven by the Company working through a backlog of residential foreclosures that arose due to pandemic-related moratoriums that have since been lifted.

Approximately 49% of the nonperforming loans at September 30, 2024 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry and property type. Of the nonperforming loans in the business lending portfolio, non-owner occupied commercial real estate represents 40% of the balance, owner-occupied commercial real estate represents 33% of the balance, other commercial and industrial loans represents 26% of the balance, and multifamily represents the remaining 1% of the balance. The level of nonperforming business loans increased from the prior year primarily due to changes in the financial conditions and loan repayment performance of five business lending relationships, including one business lending relationship with total loan balances of $14.5 million, that were individually assessed for a specific allocation of the allowance for credit losses.

Approximately 46% of nonperforming loans at September 30, 2024 were comprised of consumer mortgages. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. Although high levels of inflation has had some adverse impact on consumers, the unemployment rate remains low and this has contributed to the credit performance in the consumer mortgage loan portfolio remaining favorable. The remaining 5% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 121% at the end of the third quarter, as compared to 122% at year-end 2023 and 176% at September 30, 2023. The decrease in this ratio versus one year ago was due to nonperforming loans increasing proportionally more than the allowance for credit losses, primarily driven by the aforementioned increase in a limited number of nonperforming business loans.

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

Delinquent loans (defined as loans 30 days or more past due or in nonaccrual status) as a percent of total loans was 1.07% at the end of the third quarter, one basis point above the 1.06% level at year-end 2023 and 17 basis points above the 0.90% level at September 30, 2023. The business lending delinquency ratio at the end of the third quarter of 0.74% was 13 basis points above the level of 0.61% at December 31, 2023 and 25 basis points above the level of 0.49% at September 30, 2023. The delinquency rates for all loan portfolios except for business lending and consumer mortgage decreased as compared to the levels at December 31, 2023. The delinquency rates for all loan portfolios except for home equity increased as compared to the levels at September 30, 2023.

The Company recorded a $7.7 million provision for credit losses in the third quarter of 2024. The third quarter provision for credit losses was $4.8 million higher than the equivalent prior year period’s provision for credit losses of $2.9 million. The allowance for credit losses of $76.2 million as of September 30, 2024 increased $11.2 million from one year ago. The current quarter provision for credit losses is reflective of a slight adverse movement in certain asset quality metrics, an increase in loan balances and continued macroeconomic uncertainty primarily concerning the business lending and consumer indirect portfolios. The allowance for credit losses to total loans ratio was 0.74% at September 30, 2024, five basis points higher than the levels at December 31, 2023 and September 30, 2023. Refer to Note E: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of September 30, 2024, the net purchase discount related to the $934.7 million of remaining non-purchased credit deteriorated (“PCD”) loan balances acquired through prior period acquisition transactions was approximately $18.3 million, or 2.0% of that portfolio.

Deposits

As shown in Table 11, average deposits of $13.15 billion in the third quarter were $376.5 million, or 2.9%, higher than the third quarter of 2023 and increased $175.3 million, or 1.4%, from the fourth quarter of last year. On an ending basis, total deposits increased $548.1 million, or 4.2%, from December 31, 2023 and were $445.4 million, or 3.4%, higher than one year prior, primarily driven by higher municipal deposit balances. The mix of average deposit balances changed as the weighting of non-maturity deposits (noninterest checking, interest checking, savings and money markets) to total deposits has decreased from the prior year levels. Average noninterest checking deposits as a percentage of average total deposits was 27.5% in the third quarter compared to 29.8% in the third quarter of 2023 and 28.6% in the fourth quarter of last year. Average non-maturity deposits represented 84.2% of the Company’s average deposit funding base in the third quarter of 2024, while time deposits represented 15.8% of total average deposits. In comparison, time deposits represented 10.8% of total average deposits during the third quarter of 2023 and 12.3% of total average deposits during the fourth quarter of last year, due in part to customers responding to changes in market interest rates by moving funds into higher yielding time deposit accounts. The quarterly average cost of deposits was 1.23% for the third quarter of 2024, compared to 0.76% in the third quarter of 2023, reflective of the increase in the average interest rate paid on interest-bearing deposits in response to market conditions, as well as a decline in the proportion of noninterest and low-rate deposit balances. The quarterly average cost of deposits was consistent with the second quarter of 2024 as funding cost pressures slowed in concert with the modest declines in short-term market interest rates during the current quarter. The Company continues to focus on expanding its deposit relationship base through its competitive product offerings and high-quality customer service.

The Company’s deposit base is well diversified across customer segments, which as of September 30, 2024 is comprised of approximately 58% consumer, 27% business and 15% municipal. The Company’s deposit base is also broadly dispersed with an average consumer deposit balance per account of approximately $12,000 and average business deposit relationship of approximately $71,000, while the Company’s total average deposit balance per account is under $20,000. In addition, at the end of the quarter, 65% of the Company’s total deposit balances were in checking and low-rate savings accounts and the weighted-average age of the Company’s non-maturity deposit accounts was approximately 15 years. The total estimated amount of deposits that exceeded the $250,000 insured limit provided by the FDIC, net of collateralized and intercompany deposits, was approximately $2.26 billion at September 30, 2024. This amount is determined by adjusting the amounts reported in the Bank Call Report by intercompany deposits, which are not external customers and are therefore eliminated in consolidation, and municipal deposits whose uninsured balances are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at September 30, 2024 are reported gross at $4.55 billion, which includes intercompany account balances of $404.9 million, and collateralized deposits of $1.88 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of ending total deposits at September 30, 2024. These estimates are based on the determination of known deposit account balances of each depositor and the insurance guidelines provided by the FDIC.

Average non-municipal deposits for the third quarter of 2024 increased $87.2 million versus the fourth quarter of 2023 and increased $0.4 million versus the year-earlier period, primarily due to increases in time deposits as customers move to higher yielding deposit products. Average municipal deposits for the third quarter increased $88.0 million, or 5.4%, from the fourth quarter of 2023 and $376.2 million, or 27.7%, from the third quarter of 2023, reflective of seasonal inflows of municipal deposit balances as well as competitive offerings and expansion of the Company’s municipal deposit relationship base due in part to additional business development efforts. Average municipal deposits as a percentage of total average deposits increased from 10.6% in the third quarter of 2023 to 13.2% in the third quarter of 2024.

Table 11: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000’s omitted)	2024	2023	2023
Noninterest checking deposits	$3,611,755	$3,706,781	$3,810,542
Interest checking deposits	2,829,111	2,931,200	2,951,592
Savings deposits	2,212,598	2,297,117	2,344,630
Money market deposits	2,420,516	2,445,595	2,288,139
Time deposits	2,074,978	1,592,996	1,377,534
Total deposits	$13,148,958	$12,973,689	$12,772,437
Non-municipal deposits	$11,416,443	$11,329,198	$11,416,091
Municipal deposits	1,732,515	1,644,491	1,356,346
Total deposits	$13,148,958	$12,973,689	$12,772,437

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the third quarter of 2024 totaled $631.0 million. This was $170.4 million higher than borrowings at December 31, 2023 and $314.1 million above the level at the end of the third quarter of 2023. The increase from the prior year third quarter was primarily due to an increase in other FHLB borrowings of $305.4 million, as the Company secured fixed rate FHLB term borrowings to support the funding of continued loan growth that was not covered by increases in deposit balances. The increase from the fourth quarter of 2023 was primarily related to additional FHLB term borrowings being secured during the current year to date and $8.7 million of finance lease liabilities commencing in the third quarter of 2024 in connection with the Company’s de novo branch expansions, partially offset by a decrease in overnight borrowings of $53.0 million.

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

During August 2024, a $100.0 million fixed rate putable advance was executed with the FHLB at a rate of 3.73%. The advance is putable at the option of the FHLB in August 2025 and matures in August 2027 if the option is not exercised.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized municipal and commercial funding from customers that price and operate similar to a deposit instrument. Customer repurchase agreements totaled $317.4 million at the end of the third quarter of 2024, $12.9 million higher than December 31, 2023, due primarily to the seasonal characteristics of this portfolio, and $12.8 million lower than September 30, 2023.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity of $1.78 billion at the end of the third quarter of 2024 represents an increase of $87.0 million, or 5.1%, from the balance at December 31, 2023. The increase was driven by net income of $132.7 million, a decrease in accumulated other comprehensive loss of $62.9 million, stock-based compensation of $6.5 million and net activity under the Company’s employee stock plans of $2.7 million, partially offset by common stock repurchased of $45.8 million and common stock dividends declared of $71.8 million. The decrease in accumulated other comprehensive loss was comprised of $61.9 million of other comprehensive gain related to the Company’s investment securities portfolio, including a net increase in the after-tax market value adjustment on the available-for-sale investment portfolio as medium and long-term market interest rates decreased, and $1.0 million of other comprehensive income associated with adjustments to the overfunded status of the Company’s employee retirement plans. Over the past 12 months, total shareholders’ equity increased $230.0 million, or 14.8%, as net income, the issuance of common stock in association with the employee stock plans, adjustments to the overfunded status of the Company’s employee retirement plans and a decrease in accumulated other comprehensive loss related to the Company’s investment securities portfolio more than offset common stock dividends declared and common stock repurchase activity.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2024 was 54.1%, compared to 72.8% for the first nine months of 2023. Excluding the after-tax impact of the loss on sales of investment securities, the dividend payout ratio for the first nine months of 2023 was 51.3%. Third quarter dividends declared increased 0.8% versus one year earlier, as the Company’s quarterly dividend per share was raised from $0.44 to $0.45 in the third quarter of 2023, and from $0.45 to $0.46 in the third quarter of 2024, while total shares outstanding decreased 1.6% as common stock repurchases outweighed issuances from the Company’s employee stock plans. The one cent, or 2.2%, increase in the quarterly dividend to $0.46 per share on the Company’s common stock declared in the third of quarter of 2024 marked the 32nd consecutive year of dividend increases.

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

The Company and the Bank are required to maintain a capital conservation buffer (“CCB”), composed entirely of common equity Tier 1 capital, in addition to capital sufficient to meet minimum risk-based capital ratios. The required capital conservation buffer was 2.5% as of September 30, 2024 and December 31, 2023. Therefore, to satisfy both the PCA adequately capitalized minimum risk-based capital ratios and the CCB as of September 30, 2024 and December 31, 2023, the Company and the Bank must maintain:

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

As of September 30, 2024, and December 31, 2023, the Company and Bank met all applicable capital adequacy requirements to be considered “well capitalized”. As of September 30, 2024, and December 31, 2023, the regulatory capital ratios for the Company and Bank are presented below.

Table 12: Regulatory Ratios

	September 30, 2024		December 31, 2023		September 30, 2023
	Community		Community		Community
	Financial	Community	Financial	Community	Financial	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.12%	7.55%	9.34%	7.70%	9.44%	7.83%
Common equity Tier 1 capital ratio	14.07%	11.69%	14.75%	12.11%	14.98%	12.37%
Tier 1 risk-based capital ratio	14.07%	11.69%	14.76%	12.11%	14.98%	12.37%
Total risk-based capital ratio	14.83%	12.46%	15.46%	12.82%	15.68%	13.07%

The Company’s tier 1 leverage ratio was 9.12% at the end of the third quarter, down 22 basis points from December 31, 2023 and 32 basis points below its level one year earlier. The decrease in the Tier 1 leverage ratio in comparison to December 31, 2023 was the result of an increase in average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, of 3.8%, primarily due to organic loan growth, while ending shareholders’ equity, excluding intangibles and other comprehensive income or loss items, increased 1.4%, reflecting heightened level of share repurchases in the first half of 2024. The Tier 1 leverage ratio decreased compared to the prior year’s third quarter as average assets, excluding intangibles and the market value adjustment, increased 5.9% primarily due to organic loan growth, while shareholders’ equity, excluding intangibles and other comprehensive income or loss items, increased 2.3% as the impact of net earnings retention outweighed share repurchases.

The shareholders’ equity-to-assets ratio was 10.88% at the end of the third quarter of 2024 compared to 10.92% at December 31, 2023 and 10.11% at September 30, 2023. The tangible equity-to-tangible assets ratio, a non-GAAP measure, of 5.97% increased 0.22 percentage points from December 31, 2023 and increased 1.16 percentage points versus September 30, 2023 (see Table 14 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The increase in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from one year prior was driven by a $230.0 million, or 32.9%, increase in tangible equity, a non-GAAP measure, as net income retention (net income minus dividends declared) and a decrease in accumulated other comprehensive loss primarily associated with the investment securities portfolio outweighed the impact of share repurchases between the periods, while tangible assets, a non-GAAP measure, increased $1.02 billion, or 7.0%, due primarily to organic loan growth. The increase in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from December 31, 2023 was driven by an increase in tangible equity, a non-GAAP measure, of $83.0 million, or 9.8%, as net income retention and a decrease in accumulated other comprehensive loss primarily associated with the investment securities portfolio outweighed the impact of share repurchases between the periods, while tangible assets, a non-GAAP measure, increased $844.9 million, or 5.7%, primarily due to organic loan growth.

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

Given the uncertain nature of the Company’s customers’ demands, as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks and borrowings from the FHLB and the FRB. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary sources of funds are deposits, which totaled $13.48 billion at September 30, 2024. The primary sources of non-deposit funds are customer repurchase agreements, and FHLB and FRB overnight advances and term borrowings. At September 30, 2024, there were $317.4 million of customer repurchase agreements, no overnight borrowings, and $622.3 million of FHLB term borrowings outstanding.

The Company’s primary sources of available liquidity include unrestricted cash and cash equivalents, borrowing capacity at the FHLB and FRB, as well as net unpledged investment securities that could be sold, subject to market conditions, or used to collateralize additional funding. Table 13 below details the available sources of liquidity at September 30, 2024. In addition, there was $25.0 million available in an unsecured line of credit with a correspondent bank at September 30, 2024. The Company’s sources of immediately available liquidity of $4.50 billion as of September 30, 2024 represent nearly 200% of the Company’s estimated uninsured deposits (deposits in excess of FDIC limits), net of collateralized and intercompany deposits (“net estimated uninsured deposits”), estimated to be approximately $2.26 billion.

During October 2024, the Company pledged additional loans with the FRB which increased its total sources of available liquidity by approximately $1.45 billion.

Table 13: Sources of Liquidity

	September 30,	December 31,
(000’s omitted)	2024	2023
Unrestricted cash and cash equivalents	$341,001	$190,962
FHLB borrowing capacity	1,272,973	1,370,085
FRB borrowing capacity	1,191,235	1,106,806
Net unpledged investment securities	1,691,165	2,165,590
Total sources of liquidity	$4,496,374	$4,833,443

Net estimated uninsured deposits	$2,263,747	$2,184,635

Total sources of liquidity/net estimated uninsured deposits	199%	221%

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of September 30, 2024, this ratio was 9.0% for 30-days and 8.4% for 90-days, excluding the Company’s capacity to borrow additional funds from the FHLB and other sources. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirement of 7.5%.

To measure intermediate risk over the next twelve months, the Company reviews a sources and uses projection. As of September 30, 2024, there is sufficient liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed for various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of September 30, 2024 indicate the Company has sufficient sources of liquidity for the next year in all simulated stressed scenarios.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 14: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2024	2023	2024	2023
Operating pre-tax, pre-provision net revenue (non-GAAP)
Net income (GAAP)	$43,901	$44,129	$132,688	$98,218
Income taxes	13,129	11,861	39,477	26,218
Income before income taxes	57,030	55,990	172,165	124,436
Provision for credit losses	7,709	2,878	16,565	7,130
Pre-tax, pre-provision net revenue (non-GAAP)	64,739	58,868	188,730	131,566
Acquisition expenses	66	0	205	56
Acquisition-related contingent consideration adjustments	(156)	80	(156)	1,080
Litigation accrual	102	0	221	0
Loss on sales of investment securities	255	0	487	52,329
Gain on debt extinguishment	0	0	0	(242)
Unrealized (gain) loss on equity securities	(101)	49	(984)	99
Amortization of intangible assets	3,369	3,576	10,822	10,948
Operating pre-tax, pre-provision net revenue (non-GAAP)	$68,274	$62,573	$199,325	$195,836

Operating pre-tax, pre-provision net revenue per share (non-GAAP)
Diluted earnings per share (GAAP)	$0.83	$0.82	$2.50	$1.82
Income taxes	0.25	0.22	0.74	0.49
Income before income taxes	1.08	1.04	3.24	2.31
Provision for credit losses	0.15	0.05	0.32	0.13
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.23	1.09	3.56	2.44
Acquisition expenses	0.00	0.00	0.00	0.00
Acquisition-related contingent consideration adjustments	0.00	0.00	0.00	0.02
Litigation accrual	0.00	0.00	0.00	0.00
Loss on sales of investment securities	0.00	0.00	0.01	0.97
Gain on debt extinguishment	0.00	0.00	0.00	0.00
Unrealized (gain) loss on equity securities	0.00	0.00	(0.02)	0.00
Amortization of intangible assets	0.06	0.07	0.20	0.20
Operating pre-tax, pre-provision net revenue per share (non-GAAP)	$1.29	$1.16	$3.75	$3.63

Operating net income (non-GAAP)
Net income (GAAP)	$43,901	$44,129	$132,688	$98,218
Acquisition expenses	66	0	205	56
Tax effect of acquisition expenses	(15)	0	(46)	(12)
Subtotal (non-GAAP)	43,952	44,129	132,847	98,262
Acquisition-related contingent consideration adjustments	(156)	80	(156)	1,080
Tax effect of acquisition-related contingent consideration adjustments	35	(17)	35	(231)
Subtotal (non-GAAP)	43,831	44,192	132,726	99,111
Litigation accrual	102	0	221	0
Tax effect of litigation accrual	(23)	0	(49)	0
Subtotal (non-GAAP)	43,910	44,192	132,898	99,111
Loss on sales of investment securities	255	0	487	52,329
Tax effect of loss on sales of investment securities	(58)	0	(110)	(11,171)
Subtotal (non-GAAP)	44,107	44,192	133,275	140,269
Gain on debt extinguishment	0	0	0	(242)
Tax effect of gain on debt extinguishment	0	0	0	52
Subtotal (non-GAAP)	44,107	44,192	133,275	140,079
Unrealized (gain) loss on equity securities	(101)	49	(984)	99
Tax effect of unrealized (gain) loss on equity securities	23	(10)	220	(21)
Subtotal (non-GAAP)	44,029	44,231	132,511	140,157
Amortization of intangible assets	3,369	3,576	10,822	10,948
Tax effect of amortization of intangible assets	(762)	(757)	(2,413)	(2,333)
Operating net income (non-GAAP)	$46,636	$47,050	$140,920	$148,772

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2024	2023	2024	2023
Operating diluted earnings per share (non-GAAP)
Diluted earnings per share (GAAP)	$0.83	$0.82	$2.50	$1.82
Acquisition expenses	0.00	0.00	0.00	0.00
Tax effect of acquisition expenses	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.83	0.82	2.50	1.82
Acquisition-related contingent consideration adjustments	0.00	0.00	0.00	0.02
Tax effect of acquisition-related contingent consideration adjustments	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.83	0.82	2.50	1.84
Litigation accrual	0.00	0.00	0.00	0.00
Tax effect of litigation accrual	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.83	0.82	2.50	1.84
Loss on sales of investment securities	0.00	0.00	0.01	0.97
Tax effect of loss on sales of investment securities	0.00	0.00	0.00	(0.21)
Subtotal (non-GAAP)	0.83	0.82	2.51	2.60
Gain on debt extinguishment	0.00	0.00	0.00	0.00
Tax effect of gain on debt extinguishment	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.83	0.82	2.51	2.60
Unrealized (gain) loss on equity securities	0.00	0.00	(0.02)	0.00
Tax effect of unrealized (gain) loss on equity securities	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.83	0.82	2.49	2.60
Amortization of intangible assets	0.06	0.07	0.20	0.20
Tax effect of amortization of intangible assets	(0.01)	(0.02)	(0.04)	(0.04)
Operating diluted earnings per share (non-GAAP)	$0.88	$0.87	$2.65	$2.76

Return on assets
Net income (GAAP)	$43,901	$44,129	$132,688	$98,218
Average total assets	16,058,219	15,123,226	15,878,678	15,212,471
Return on assets (GAAP)	1.09%	1.16%	1.12%	0.86%

Operating return on assets (non-GAAP)
Operating net income (non-GAAP)	$46,636	$47,050	$140,920	$148,772
Average total assets	16,058,219	15,123,226	15,878,678	15,212,471
Operating return on assets (non-GAAP)	1.16%	1.23%	1.19%	1.31%

Return on equity
Net income (GAAP)	$43,901	$44,129	$132,688	$98,218
Average total equity	1,709,791	1,605,798	1,675,086	1,605,275
Return on equity (GAAP)	10.21%	10.90%	10.58%	8.18%

Operating return on equity (non-GAAP)
Operating net income (non-GAAP)	$46,636	$47,050	$140,920	$148,772
Average total equity	1,709,791	1,605,798	1,675,086	1,605,275
Operating return on equity (non-GAAP)	10.85%	11.62%	11.24%	12.39%

Net interest margin
Net interest income	$112,745	$107,786	$329,144	$328,095
Total average interest-earning assets	14,796,369	13,945,949	14,660,493	14,029,458
Net interest margin	3.03%	3.07%	3.00%	3.13%

Net interest margin (FTE) (non-GAAP)
Net interest income	$112,745	$107,786	$329,144	$328,095
Fully tax-equivalent adjustment (non-GAAP)	872	1,034	2,839	3,205
Fully tax-equivalent net interest income (non-GAAP)	113,617	108,820	331,983	331,300
Total average interest-earning assets	14,796,369	13,945,949	14,660,493	14,029,458
Net interest margin (FTE) (non-GAAP)	3.05%	3.10%	3.02%	3.16%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2024	2023	2024	2023
Operating noninterest revenues (non-GAAP)
Noninterest revenues (GAAP)	$76,197	$67,586	$220,872	$147,065
Loss on sales of investment securities	255	0	487	52,329
Gain on debt extinguishment	0	0	0	(242)
Unrealized (gain) loss on equity securities	(101)	49	(984)	99
Total operating noninterest revenues (non-GAAP)	$76,351	$67,635	$220,375	$199,251

Operating noninterest expenses (non-GAAP)
Noninterest expenses (GAAP)	$124,203	$116,504	$361,286	$343,594
Acquisition expenses	(66)	0	(205)	(56)
Acquisition-related contingent consideration adjustments	156	(80)	156	(1,080)
Litigation accrual	(102)	0	(221)	0
Amortization of intangible assets	(3,369)	(3,576)	(10,822)	(10,948)
Total operating noninterest expenses (non-GAAP)	$120,822	$112,848	$350,194	$331,510

Operating revenues (non-GAAP)
Net interest income (GAAP)	$112,745	$107,786	$329,144	$328,095
Noninterest revenues (GAAP)	76,197	67,586	220,872	147,065
Total revenues (GAAP)	188,942	175,372	550,016	475,160
Loss on sales of investment securities	255	0	487	52,329
Gain on debt extinguishment	0	0	0	(242)
Unrealized (gain) loss on equity securities	(101)	49	(984)	99
Total operating revenues (non-GAAP)	$189,096	$175,421	$549,519	$527,346

Noninterest revenues/total revenues
Total noninterest revenues (GAAP) – numerator	$76,197	$67,586	$220,872	$147,065
Total revenues (GAAP) – denominator	188,942	175,372	550,016	475,160
Noninterest revenues/total revenues (GAAP)	40.3%	38.5%	40.2%	31.0%

Operating noninterest revenues/operating revenues (FTE) (non-GAAP)
Total operating noninterest revenues (non-GAAP) – numerator	$76,351	$67,635	$220,375	$199,251
Total operating revenues (non-GAAP)	189,096	175,421	549,519	527,346
Fully tax-equivalent adjustment (non-GAAP)	872	1,034	2,839	3,205
Total operating revenues (FTE) (non-GAAP) – denominator	189,968	176,455	552,358	530,551
Operating noninterest revenues/operating revenues (FTE) (non-GAAP)	40.2%	38.3%	39.9%	37.6%

Efficiency ratio (GAAP)
Total noninterest expenses (GAAP) – numerator	$124,203	$116,504	$361,286	$343,594
Total revenues (GAAP) – denominator	188,942	175,372	550,016	475,160
Efficiency ratio (GAAP)	65.7%	66.4%	65.7%	72.3%

Operating efficiency ratio (non-GAAP)
Total operating noninterest expenses (non-GAAP) – numerator	$120,822	$112,848	$350,194	$331,510
Total operating revenues (FTE) (non-GAAP) – denominator	189,968	176,455	552,358	530,551
Operating efficiency ratio (non-GAAP)	63.6%	64.0%	63.4%	62.5%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2024	2023	2024	2023
Return on tangible equity (non-GAAP)
Net income (GAAP)	$43,901	$44,129	$132,688	$98,218
Average shareholders’ equity	1,709,791	1,605,798	1,675,086	1,605,275
Average goodwill and intangible assets, net	(903,281)	(900,562)	(903,542)	(900,405)
Average deferred taxes on goodwill and intangible assets, net	44,376	44,798	44,515	45,362
Average tangible common equity (non-GAAP)	850,886	750,034	816,059	750,232
Return on tangible equity (non-GAAP)	20.53%	23.34%	21.72%	17.50%

Operating return on tangible equity (non-GAAP)
Operating net income (non-GAAP)	$46,636	$47,050	$140,920	$148,772
Average tangible common equity (non-GAAP)	850,886	750,034	816,059	750,232
Operating return on tangible equity (non-GAAP)	21.80%	24.89%	23.07%	26.51%

	September 30,	December 31,	September 30,
(000’s omitted)	2024	2023	2023
Total tangible assets (non-GAAP)
Total assets (GAAP)	$16,404,700	$15,555,753	$15,386,322
Goodwill and intangible assets, net	(900,623)	(897,987)	(901,334)
Deferred taxes on goodwill and intangible assets, net	43,832	45,198	44,593
Total tangible assets (non-GAAP)	$15,547,909	$14,702,964	$14,529,581

Total tangible common equity (non-GAAP)
Shareholders’ equity (GAAP)	$1,784,947	$1,697,937	$1,554,939
Goodwill and intangible assets, net	(900,623)	(897,987)	(901,334)
Deferred taxes on goodwill and intangible assets, net	43,832	45,198	44,593
Total tangible common equity (non-GAAP)	$928,156	$845,148	$698,198

Shareholders’ equity-to-assets ratio at quarter end
Total shareholders’ equity (GAAP) – numerator	$1,784,947	$1,697,937	$1,554,939
Total assets (GAAP) – denominator	16,404,700	15,555,753	15,386,322
Shareholders’ equity-to-assets ratio at quarter end (GAAP)	10.88%	10.92%	10.11%

Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$928,156	$845,148	$698,198
Total tangible assets (non-GAAP) – denominator	15,547,909	14,702,964	14,529,581
Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)	5.97%	5.75%	4.81%

Book value (GAAP)
Total shareholders’ equity (GAAP) – numerator	$1,784,947	$1,697,937	$1,554,939
Period end common shares outstanding – denominator	52,546	53,327	53,427
Book value (GAAP)	$33.97	$31.84	$29.10

Tangible book value (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$928,156	$845,148	$698,198
Period end common shares outstanding – denominator	52,546	53,327	53,427
Tangible book value (non-GAAP)	$17.66	$15.85	$13.07

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 90.3% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 9.5% of the total portfolio, of which 95.7% carry a minimum rating of A-. The remaining 0.2% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

The following reflects the Company’s estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using September 30, 2024 as a starting point.
●	The model assumes the Company’s average deposit balances will decrease approximately 0.4% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 2.3% over the next twelve months, largely due to forecasted loan growth.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.
●	The model assumes no additional investment security purchases over the next twelve months. Investment cash inflows will be used to pay down overnight borrowings and fund loan growth.
●	In the rising/falling rates scenarios, the prime rate, federal funds, and treasury curve rates are assumed to move up/down in a parallel manner by the amounts listed below over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at September 30, 2024	income at September 30, 2024
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(7,639)	(1.6)%
+100 basis points	$(4,098)	(0.9)%
-100 basis points	$5,584	1.2%
-200 basis points	$6,700	1.4%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents stock purchases made during the third quarter of 2024:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
July 1-31, 2024	960	$47.79	0	1,697,000
August 1-31, 2024	0	0.00	0	1,697,000
September 1-30, 2024	0	0.00	0	1,697,000
Total (1)	960	$47.79	0
(1)	Included in the common shares repurchased were 960 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

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
10.1

Amendment to Employment Agreement, dated July 17, 2024, by and among Community Financial System, Inc., Community Bank, N.A., and Dimitar A. Karaivanov. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on July 19, 2024 (Registration No. 001-13695). (1)

10.2

Community Financial System, Inc. Executive Severance Plan, as amended, July 17, 2024. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on July 19, 2024 (Registration No. 001-13695). (1)

10.3

Change in Control Agreement, dated January 1, 2024, by and among Deresa F. Durkee, Community Financial System, Inc., and Community Bank, N.A. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on September 30, 2024 (Registration No. 001-13695). (1)

14.1

Community Financial System, Inc. Code of Business Conduct and Ethics, dated July 17, 2024. Incorporated by reference to Exhibit No. 14.1 to the Current Report on Form 8-K filed on July 19, 2024 (Registration No. 001-13695).

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

Community Financial System, Inc.

Date: November 12, 2024	/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov, President and Chief Executive Officer

Date: November 12, 2024	/s/ Joseph E. Sutaris
Joseph E. Sutaris, Treasurer and Chief Financial Officer