Form 10-K
period 2024-12-31
COMMUNITY FINANCIAL SYSTEM, INC.
filed 2025-02-28
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock, $1.00 par value per share, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter): $2,455,654,871.

The number of shares of the common stock, $1.00 par value per share, outstanding as of the close of business on January 31, 2025: 52,712,324

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 21, 2025 (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

Part I

This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Financial System, Inc. These forward-looking statements by their nature address matters that involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set forth herein under the caption “Forward-Looking Statements.”

Item 1. Business

Community Financial System, Inc. (the “Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214. The Company was formerly named Community Bank System, Inc. until May 15, 2024. The Company’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services to retail, commercial, institutional and governmental customers. The Company is a registered financial holding company which wholly-owns two significant subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”). As of December 31, 2024, BPAS owns five subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust, and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a provider of trust and benefit plan administration services; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services. BPA owns one subsidiary, Fringe Benefits Design of Minnesota, Inc. (“FBD”), a provider of retirement plan administration and benefit consulting services. NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products. HB&T owns one subsidiary, Hand Securities, Inc. (“HSI”), an introducing broker-dealer.

As of December 31, 2024, the Bank operates 185 full-service branches and 11 drive-thru only locations throughout 42 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont, and one county of Western Massachusetts, offering a range of commercial and retail banking services. The Bank owns the following operating subsidiaries: The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), OneGroup Wealth Partners, Inc. (“Wealth Partners”) and Oneida Preferred Funding II LLC (“OPFC II”). OneGroup is a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. PFC and OPFC II primarily act as investors in residential and commercial real estate activities. TMC provides cash management, investment, and treasury services to the Bank. CISI, Carta Group and Wealth Partners provide broker-dealer and investment advisory services. Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

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

Acquisition History (2022-2024)

2024 – Insurance Agencies

During 2024, the Company, through its subsidiary OneGroup, completed acquisitions of three insurance agencies headquartered in New York and two insurance agencies headquartered in Florida. Total aggregate consideration for these acquisitions was $10.3 million, including $9.6 million in cash and contingent consideration with an estimated fair value of $0.7 million at acquisition date. Net assets acquired were $6.4 million, including $6.8 million of customer list intangible assets and the Company recorded goodwill of $3.9 million.

2024 – Creative Plan Designs Limited

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

2023 – Axiom Realty Group

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

2023 – Financial Services Companies

During 2023, the Company, through its subsidiaries OneGroup, Wealth Partners and BPAS, completed the acquisition of certain assets of financial services companies. The acquired companies provide insurance, wealth management and benefit plan recordkeeping services and are headquartered in New York, Pennsylvania and Florida. Total aggregate consideration for these acquisitions was $8.2 million, including $6.8 million in cash and $1.4 million in contingent consideration arrangements. Aggregate assets acquired were $5.2 million, including $5.0 million of customer list intangible assets, and the Company recorded goodwill of $3.0 million.

2022 – Elmira Savings Bank

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

2022 – Financial Services Companies

During 2022, the Company, through its subsidiary OneGroup, completed acquisitions of certain assets of insurance agencies for an aggregate amount of $3.5 million in cash. The Company recorded a $2.9 million customer list intangible asset and a $0.1 million intangible asset for a noncompete agreement and recognized $0.5 million of goodwill in conjunction with the acquisitions.

Services

Banking

The Bank is a community bank committed to the philosophy of serving the financial needs of customers in local communities. The Bank’s branches are generally located in smaller towns and cities within its geographic market areas of Upstate New York, Northeastern Pennsylvania, Vermont and Western Massachusetts. The Bank is in the process of expanding its branch presence in new, more densely populated markets within its geographic footprint including the Albany, Buffalo, Rochester and Syracuse regions of New York, the Lehigh Valley region of Pennsylvania and Springfield, Massachusetts. The expansion will also include the Bank’s first physical branch in Southern New Hampshire. The Company believes that the local character of its business, knowledge of the customers and their needs, and its comprehensive retail and business products, together with responsive decision-making at the branch and regional levels and its digital banking service offerings, enable the Bank to compete effectively in its geographic market. The Bank is a member of the Federal Reserve System, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (as a non-member bank) (collectively, referred to as “FHLB”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.

Employee Benefit Services

Through BPAS and its subsidiaries, the Company operates a national practice that provides employee benefit trust, collective investment fund, retirement plan and health savings account administration, fund administration, transfer agency, actuarial, and health and welfare consulting services to a diverse array of clients spanning the United States and the Commonwealth of Puerto Rico.

Insurance Services

Through OneGroup, the Company offers personal and commercial lines of insurance and other risk management products and services. In addition, OneGroup offers employee benefit related services. OneGroup represents many leading and specialty insurance companies.

Wealth Management Services

Through the Bank’s Nottingham Trust division, CISI, Carta Group, Nottingham, and Wealth Partners, the Company provides wealth management, retirement planning, higher educational planning, fiduciary, risk management, trust services and personal financial planning services. The Company offers a range of investment products including stocks, bonds, exchange-traded funds, mutual funds, insurance and advisory products.

Segment Information

The Company has identified four reportable operating business segments: Banking and Corporate, Employee Benefit Services, Insurance Services and Wealth Management Services. Information about the Company’s reportable business segments is included in Note T of the “Notes to Consolidated Financial Statements” filed herewith in Part II.

Competition

The banking and financial services industry is highly competitive in the New York, Pennsylvania, Vermont, Massachusetts and New Hampshire markets. The Company competes actively for loans, deposits, and financial services relationships with other national and state banks, thrift institutions, credit unions, retail brokerage firms, mortgage bankers, finance companies, including, financial technology companies, insurance agencies, and other regulated and unregulated providers of financial services. In order to compete with other financial service providers, the Company stresses the community nature of its operations and the development of profitable customer relationships across all lines of business.

The Company’s employee benefits, trust and plan administration business competes on a national scale and provides geographic diversification for the Company. Certain lines of business are marketed primarily through unaffiliated financial advisors, while others are marketed directly to plan sponsors and fund companies. In order to compete with large national firms, the Company stresses its consultative approach to complex engagements.

The Company has established the Community Connect program, which is a joint initiative between the four operating business segments to facilitate cross-selling opportunities and connections with commercial clients between the functional areas of the business. The program intends to provide customers with interconnected solutions and enhance customer retention.

Human Capital Resources

The Company’s employees are asked to embody the core values of integrity, excellence, teamwork and humility. These values are what makes the Company’s culture strong. As of December 31, 2024, the Company had 2,918 total employees, which included 2,730 full-time employees and 188 part-time and temporary employees. Of the Company’s 2,918 employees, 2,079 are in the Banking and Corporate segment (1,913 full-time employees and 166 part-time and temporary employees), 459 employees are in the Employee Benefit Services segment (448 full-time employees and 11 part-time and temporary employees), 267 are in the Insurance Services segment (256 full-time employees and 11 part-time and temporary employees), and 113 employees are in the Wealth Management Services segment (all are full-time employees). The Company’s employee base is concentrated in New York, Pennsylvania and New England where the Bank maintains its retail bank branch presence, with approximately 2,115 employees in New York, 279 in Pennsylvania, and 309 in Vermont, Massachusetts and New Hampshire. Approximately 215 of the Company’s employee base is located outside of its retail banking footprint.

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

Compensation and Benefits

The success and growth of the Company’s business is largely dependent on its ability to attract, develop, and retain a population of skilled and high-performing employees with varied backgrounds and skill sets at all levels of the organization. Accordingly, the Company’s compensation philosophy includes elements that reinforce the Company’s core values, reward employees for their achievements and maximize continued performance with long-term retention. The Company employs benchmarking measures to ensure employees are paid fairly based on their job and performance. The Company conducts workforce planning sessions periodically across all business areas to ensure market competitive pay for employees and actions to support commitment to the professional development of employees.

Growth and Development

The Company continues to broaden the scope of its talent development initiatives across its widening geographically diverse footprint in order to sustain a value-driven and growth-oriented environment where employees can perform at their peak and the next generation of leaders are prepared to lead. The Company offers a wide range of learning and development programs, both internally and externally, that support a broad scope of the Company’s talent development initiatives making continuous learning a part of each employee’s relationship with the Company in a growth-oriented environment. In addition to learning and development programs, in 2024 the Company continued its performance management review process to provide enhanced tools and encourage ongoing and more frequent feedback. These dialogues are intended to achieve higher performance, engagement and commitment, improving outcomes and productivity.

Culture and Attracting a Talented Workforce

The Company is committed to fostering an inclusive environment where there is a sense of purpose, belonging, and work ownership driven by the Company’s core values and service to customers. The Company aspires to empower its workforce to achieve their full potential and enable the development of job-related skills and personal growth in a culture that prioritizes employees’ wellbeing and fosters inclusivity. Employees feel safe to share ideas, receive support, and take risks without the fear of judgment or retaliation. In 2023, the Company introduced the Culture & Diversity Strategic Pillars and initiatives. These strategic pillars support the Company’s commitment to knowing, respecting, and leveraging each person’s unique talents, which in turn drives impact within the organization.

The goal of the Company’s recruitment efforts is to provide fair opportunity to all and to build a positive reputation internally and externally. To that end, leaders across the businesses and the Company’s human resource professionals have increased shared responsibility in recruitment and selection processes. In 2024, the Company continued to engage in partnership opportunities and provided resources in support of employment opportunities for Military and Veteran Military families. The Company also continued its partnership with organizations that expanded its sourcing efforts and helped to identify a more diverse slate of candidates for employment.

Engagement

The Company is committed to creating a top-tier workplace filled with highly satisfied and engaged employees. The Company believes that open and honest communication among employees, managers and executive leadership fosters an open and collaborative work environment where everyone can participate, develop, and thrive. In 2021, the Company launched the first company-wide employee engagement survey called “MyVoice”, in partnership with a global analytics and advisory firm. The Company continues to conduct a survey annually to maintain a feedback loop with employees. In 2023, the Company selected Engagement Champions whose role is to support leaders and managers in the ongoing engagement efforts and initiatives. In 2024, the CEO instituted a CFSI company-wide employee townhall to enhance communication and transparency relative to the Company’s strategy and priorities. The townhall included a Q&A segment where the CEO answered questions on a variety of topics. The intent is to conduct these townhalls twice a year.

Health and Safety

The health and safety of the Company’s employees is of utmost importance. The Company is committed to providing tools and resources to support employees’ overall health and wellbeing. This includes offering a variety of health and welfare benefits as well as a holistic wellbeing program.

Supervision and Regulation

General

The banking industry is highly regulated with numerous statutory and regulatory requirements that are designed primarily for the protection of depositors and the financial system. Set forth below is a description of the material laws and regulations applicable to the Company and the Bank. This summary is not complete and the reader should refer to these laws and regulations for more detailed information. The Company’s and its subsidiaries’ failure to comply with applicable laws and regulations could result in a range of sanctions and administrative actions imposed upon the Company and/or its subsidiaries, including restrictions on merger and acquisition activity, the imposition of civil money penalties, formal agreements and cease and desist orders. New laws and regulations, more complex regulations, and changes in regulators’ interpretations and application of existing laws and regulations cannot be predicted and may have a material adverse effect on the Company’s businesses and results.

The Company and its subsidiaries are subject to the laws and regulations of the federal government and, where applicable, the states and jurisdictions in which they conduct business. The Company, as a financial holding company, is subject to extensive regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB”) as its primary federal regulator. The Bank is a nationally-chartered bank and is subject to extensive regulation and supervision by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator, and as to certain matters, the FRB, the Consumer Financial Protection Bureau (“CFPB”), and the FDIC. The Company expects the Trump administration will seek to implement a regulatory reform agenda that is significantly different from that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies.

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

Federal Reserve System Regulation

As the Company is a financial holding company, it is subject to regulatory capital requirements. The Bank is under similar capital requirements administered by the OCC as discussed below. FRB policy has historically required a financial holding company to act as a source of financial and managerial strength to its subsidiary banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) codifies this historical policy as a statutory requirement. To the extent the Bank is in need of regulatory capital, the Company would be expected to provide additional capital, including borrowings from the FRB for such purpose. Both the Company and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors’ funds.

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

Federal Home Loan Bank (“FHLB”)

The Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to certain rules and requirements as a member institution of the FHLB, including the purchase of shares of FHLB activity-based stock in the amount of 4.5% of the dollar amount of outstanding advances and FHLB capital stock in an amount equal to the greater of $1,000 or the sum of 0.15% of the mortgage-related assets held by the Bank based upon the previous year-end financial information. The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2024.

Deposit Insurance

Deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution. A depository institution’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the depository institution. The Bank’s deposit insurance assessment is based on a large institution classification. For large insured depository institutions, generally defined as those with at least $10 billion in total assets, the FDIC uses capital and supervisory ratings (“CAMELS”) and financial measures from two scorecards to calculate assessment rates. Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the assessment rate schedule effective for 2024, the initial base assessment rate for large and highly complex insured depository institutions ranges from five to 32 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from two and one-half to 42 basis points. The Bank’s FDIC insurance for 2024 was based on assessment rates ranging between five and seven basis points compared to assessment rates ranging between five and six basis points for 2023.

On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of certain banks in the first quarter of 2023. As of December 31, 2024, the special assessment is anticipated to be collected over ten quarterly assessment periods that began in 2024 at an annual rate of approximately 13.4 basis points of uninsured deposits that exceeded $5 billion as of December 31, 2022 for the first eight quarterly assessment periods, and an annual rate of approximately 6.8 basis points of uninsured deposits that exceeded $5 billion as of December 31, 2022 for the last two quarterly assessment periods. As the estimated loss to the DIF will be periodically adjusted the FDIC could cease collection early, if the FDIC has collected enough to recover actual or estimated losses, extend the special assessment collection period one or more quarters beyond the initial collection period, if actual or estimated losses exceed the amounts collected, and impose a final shortfall special assessment on a one-time basis after certain receiverships terminate, if actual losses exceed the amounts collected. The Company recorded a $0.2 million and a $1.5 million expense accrual associated with this special assessment in 2024 and 2023, respectively. Excluding the expense accruals associated with the special assessment, FDIC insurance expense in 2024 totaled $8.9 million, compared to $8.0 million in 2023 and $5.5 million in 2022.

Under the Federal Deposit Insurance Act (“FDIA”), if the FDIC finds that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, the FDIC may determine that such violation or unsafe or unsound practice or condition require the termination of deposit insurance.

The FDIA requires federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions that relate to, among other things: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth and quality; and (vi) compensation and benefits. Federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these requirements, which regulators use to identify and address problems at insured depository institutions before capital becomes impaired. If a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the bank may be required to submit an acceptable plan to achieve compliance and agree to specific deadlines for the submission to and review by the regulator of reports confirming progress in implementing the safety and soundness compliance plan. Failure to implement such a plan may result in an enforcement action against the bank.

Enforcement actions against the Company, the Bank and their respective officers and directors may include the issuance of a written directive, the issuance of a cease-and-desist order that can be judicially enforced, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against officers or other institution-affiliated parties, the imposition of restrictions and sanctions under prompt corrective action regulations, the termination of deposit insurance (in the case of the Bank) and the appointment of a conservator or receiver for the Bank. Civil money penalties can be over $2 million for each day a violation continues.

Transactions with Affiliates and Insiders

The Bank is subject to Section 23A of the Federal Reserve Act, as amended (the "FRA") which places limits on, among other covered transactions, the amount of loans or extensions of credit to affiliates that may be made by the Bank. Extensions of credit to affiliates must be adequately collateralized by specified amounts and types of collateral. Section 23A also limits the amount of loans or advances made by the Bank to third party borrowers that are collateralized by securities or obligations of the Bank's affiliates. The Bank is also subject to Section 23B of the FRA, which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliates.

The Company is subject to restrictions on extensions of credit to insiders (namely executive officers, directors, and 10% stockholders) and their related interests. These restrictions are contained in the FRA and Federal Reserve Regulation O and apply to all insured depository institutions as well as their subsidiaries and holding companies. These restrictions include limits on loans to any individual insider and such insider's related interests and certain conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests, which cannot exceed the institution's total unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

Pursuant to FRB regulations mandated by the Dodd-Frank Act, interchange fees on debit card transactions are limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB. The FRB also adopted requirements in the final rule that issuers include two unaffiliated networks for routing debit transactions that are applicable to the Company and the Bank. On October 25, 2023, the FRB proposed to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. The Company continues to monitor the development of these proposed rule revisions.

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
●focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, deposit, overdraft and other services fees, mortgage origination and servicing, and remittances, among others; and
●rulemaking plans concerning, among others, overdrafts, consumers’ access to their financial information and requirements for financial institutions to collect, and publicly report, certain demographic information concerning some business credit applicants, loan approvals, and denials.

The CFPB has broad powers to supervise and enforce consumer protection laws, including laws that apply to banks in order to prohibit unfair, deceptive or abusive acts or practices (“UDAAP”). The Dodd-Frank Act also clarified the federal preemption rules that are applicable to national banks and gives state attorney generals for the states certain powers to enforce federal consumer protection laws. A violation of the consumer protection and privacy laws, and in particular UDAAP, could have serious legal, financial, and reputational consequences.

The CFPB, FRB, and OCC are also authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties.

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

Consumer Protection Laws

In connection with its banking activities, the Bank is subject to a number of federal and state laws designed to protect consumers and promote lending to various sectors of the economy. These laws include but are not limited to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act (“GLB Act”), the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the Electronic Funds Transfer Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Dodd-Frank Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE”), the Servicemembers Civil Relief Act (“SCRA”), the Military Lending Act (“MLA”), and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting and servicing loans and providing other services. The Company is subject to regulation by the CFPB, which is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and other consumer financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services.

The GLB Act requires all financial institutions to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties and establish procedures and practices to protect customer data from unauthorized access. The GLB Act also requires certain disclosures to consumers about information collection, sharing, and security practices and their right to “opt out” of the institution’s disclosure of their personal financial information to non-affiliated third-parties (with certain exceptions). In addition, the FCRA, as amended by the FACT Act, includes provisions affecting the Company, the Bank, and their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions. The FACT Act requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The FRB and the Federal Trade Commission have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been created under the FACT Act, including rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags. The SCRA protects persons called to active military service and their dependents from undue hardship resulting from their military service, and the MLA extends specific protections if an accountholder, at the time of account opening, is a covered active duty member of the military or certain family members thereof. The SCRA applies to all debts incurred prior to the commencement of active duty and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that are related to the obligation or liability. The MLA applies to certain consumer loans and extends specific protections if an accountholder, at the time of account opening, is a covered active duty member of the military or certain family members thereof. The Company and the Bank are also subject to data security standards and data breach notice requirements issued by various states, the OCC and other regulatory agencies. The Bank has created policies and procedures to comply with these consumer protection requirements.

The CFPB has implemented the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act (the “QM Rule”) and has taken steps to modify the QM Rule. The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending credit based on a number of factors and consideration of financial information about the borrower derived from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for loans meeting the QM requirements, and a rebuttable presumption for higher-priced loans meeting the QM requirements. The Bank has created policies and procedures to comply with these consumer protection requirements and continues to monitor developments relative to future changes to the QM Rule.

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

In May 2024, the SEC finalized amendments to require broker-dealers, investment companies and investment advisers registered with the SEC to adopt written policies and procedures for incident response programs to address unauthorized access to or use of customer information. The amendments also require covered entities to notify, within 30 days, individuals affected by an incident involving sensitive customer information and provide them with details about the incident and other information intended to help affected individuals respond appropriately. Compliance with these amendments may begin on December 3, 2025.

In October 2024, the CFPB issued a rule aimed to enhance consumer control and competition in financial services requiring banks and payment providers to give consumers free access to certain financial data upon request. With consumer authorization, they must also share this data with third parties via secure interfaces to facilitate financial services. Required data includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule may take effect on April 1, 2027, however the compliance timeline is subject to change due to the outcome of pending litigation challenging the rule. While the impact of the rule will depend upon a number of factors, including consumer behavior and the actions of data providers and recipients, open banking initiatives like this final rule have the potential to change the competitive landscape, presenting challenges to the Company’s business model.

In December 2024, the CFPB amended the rules implementing the Truth in Lending Act. The new regulation expanded the application of the regulation to consumer transaction account overdrafts at financial institutions with over $10 billion in assets. Overdraft fees must align with actual costs or a $5 benchmark; otherwise, they qualify as covered credit, requiring clear disclosures of borrowing costs and interest rates. Covered overdraft credits must be in a separate credit account rather than as a negative checking balance. The rule may take effect on October 1, 2025.

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

In July 2024, the federal banking agencies, including the Federal Reserve and OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism ("CFT") programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution's money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, the U.S. Department of the Treasury's Financial Crimes Enforcement Network's ("FinCEN") published national AML/CFT priorities.

In August 2024, the Financial Crimes Enforcement Network (“FinCEN”), which drafts regulations implementing anti-money laundering legislation, adopted a rule extending anti-money laundering obligations, including maintenance of an anti-money laundering program and filing certain reports with FinCEN, to registered investment advisers, like certain of the Company’s subsidiaries. Compliance with these requirements may begin on January 1, 2026.

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

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others administrated by the Treasury’s Office of Foreign Assets Control (“OFAC”). The OFAC administered sanctions can take many different forms; however, they generally contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, entity or individual, including prohibitions against direct or indirect imports and exports and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments, or providing investment related advice or assistance; and (ii) a blocking of assets in which the government or specially designated nationals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, financial, and reputational consequences. The Company has approved policies and procedures that are designed to comply with OFAC and its regulations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting and reporting reforms for companies that have securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established, among other things: (i) requirements for audit and other key Board of Directors committees involving independence, expertise levels, and specified responsibilities; (ii) responsibilities regarding the oversight of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) an independent accounting oversight board for the accounting industry; (iv) standards for auditors and the regulation of audits, including independence provisions which restrict non-audit services that accountants may provide to their audit clients; (v) increased disclosure and reporting obligations for the reporting company and its directors and executive officers including accelerated reporting of company stock transactions; (vi) a prohibition of personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulator requirements; and (vii) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws. The Company has approved policies and procedures that are designed to comply with the Sarbanes-Oxley Act and its regulations.

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

On October 24, 2023, the FRB, FDIC and OCC jointly issued a final rule to strengthen and modernize regulations implementing the CRA to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including internet and mobile banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. Most of the rule’s requirements may begin January 1, 2026 while the remaining requirements, including the data reporting requirements, may be applicable on January 1, 2027. Whether the final rule will ultimately be implemented and any related compliance requirements remains uncertain.

Cyber Security

The federal bank regulators have adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a "computer-security incident" rising to the level of a "notification incident" has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization's operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization's customers for four or more hours.

Guidance for Third-Party Relationships

On June 9, 2023, the Federal Reserve, OCC, and FDIC issued final interagency guidance on risk management of third-party relationships. The interagency guidance is based, in part, on the regulators’ previously existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank's risk profile and complexity as well as the criticality of the activity. The final interagency guidance replaces each agency's existing guidance on this topic and is directed to all banking organizations supervised by the Federal Reserve, OCC, and FDIC. Additionally, third party relationship risk management and banking-as-a-service arrangements (including with respect to deposit products and services) have been topics of focus for federal bank regulators in 2024 and further rulemaking activity or guidance may be forthcoming.

Future Legislation and Regulation

Laws, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. In addition to the specific legislation and regulations described above, future legislation and regulations or changes to existing statutes, regulations or regulatory policies applicable to the Company and its subsidiaries may affect the business, financial condition and results of operations in adverse and unpredictable ways and increase reporting requirements and compliance costs. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted.

Information about Our Executive Officers

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Dimitar A. Karaivanov	43

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

Joseph E. Sutaris	57

Executive Vice President and Chief Financial Officer. Mr. Sutaris assumed his current position in June 2018. He served as Senior Vice President, Finance and Accounting from November 2017 to June 2018, as the Bank’s Director of Municipal Banking from September 2016 to November 2017 and as the Senior Vice President of the Central Region of the Bank from April 2011 to September 2016. Mr. Sutaris joined the Company in April 2011 as part of the acquisition of Wilber National Bank where he served as the Executive Vice President, Chief Financial Officer, Treasurer and Secretary. On November 7, 2024, Mr. Sutaris notified the Company of his intention to retire, effective in or around the third quarter of 2025, as Executive Vice President and Chief Financial Officer of the Company and the Bank.

Maureen Gillan-Myer	57

Executive Vice President and Chief Administration and Human Resources Officer. Ms. Gillan-Myer assumed her current position in October 1, 2024. She joined the Company as Executive Vice President and Chief Human Resources Officer on October 1, 2021. Prior to joining the Company, she served as the Chief Human Resources Officer of HSBC US from February 2016 through September 2021 and as its Senior Vice President - Talent Acquisition from May 2009 through February 2016.

Michael N. Abdo	47

Executive Vice President and General Counsel. Mr. Abdo assumed his current position in July 2022. He served as Associate General Counsel from 2013 to 2020 and as Senior Vice President and Senior Associate General Counsel from January 2020 to July 2022. Prior to joining the Company in 2013, he was an associate with Cadwalader Wickersham & Taft.

Jeffrey M. Levy	63

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

Item 1A. Risk Factors

There are risks inherent in the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Adverse experience with these could have a material impact on the Company’s financial condition and results of operations. The Risk Committee of the Board of Directors (the "Board") oversees the Company’s efforts to manage risks through actions such as reviewing the Bank’s credit risk, liquidity and interest rate risk, monitoring the quality and risk profile of the Bank’s loan portfolio and credit administration, evaluating the Company’s securities portfolio to ensure that the Company’s objectives related to diversification, asset quality, liquidity, profitability and pledging are met, overseeing the Company’s enterprise risk management functions and overseeing the Company’s information security and cybersecurity functions.

Risks Related to the Company’s Business

Interest Rate Risk

Changes in interest rates affect the Company’s profitability, assets and liabilities.

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

The Company depends on dividends from the Bank and BPAS for cash revenues to support common dividend payments and other uses, but those dividends are subject to restrictions.

The ability of the Company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the Bank and BPAS. However, payment of dividends by the Bank is limited by dividend restrictions and capital requirements imposed by bank regulations. If the Bank is unable to pay dividends to the Company, the Company might not be able to service its debt, pay its obligations or pay dividends on its common stock.

Credit and Lending Risk

The allowance for credit losses may be insufficient.

The Company’s business depends on the creditworthiness of its customers. The Company reviews the allowance for credit losses quarterly for adequacy considering historical credit loss experience, current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, risk ratings as well as changes in macroeconomic conditions. The Company’s allowance for credit losses may fluctuate significantly from period to period due to changes in economic conditions, changes in the composition of the Company’s loan portfolios, changes in historical loss rates and changes in other credit factors, including the level of delinquent loans. If the Company’s assumptions prove to be incorrect, the Company’s allowance for credit losses may not be sufficient to cover losses inherent in the Company’s loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease its net income. It is possible that over time the allowance for credit losses will be inadequate to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. Furthermore, bank regulators have the authority to require the Company to make provisions for credit losses or otherwise recognize loan charge-offs following their periodic review of the Company’s loan portfolio, underwriting procedures, and allowance for losses on such loans. Any increase in the allowance for credit losses or in loan charge-offs as required by such regulatory authorities could have a material adverse effect on the Company’s financial condition and results of operations.

Mortgage banking income may experience significant volatility.

Mortgage banking income is highly influenced by the level and direction of mortgage interest rates, real estate and refinancing activity and elections made by the Company to sell or retain mortgage production. In lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase. Increases in mortgage loan sales would have the effect of increasing fee income but could adversely impact the estimated fair value of the Company’s mortgage servicing rights as the rate of loan prepayments increase. In higher interest rate environments, the demand for mortgage loans and refinancing activity will generally be lower. Decreases in mortgage loan sales would have the effect of decreasing fee income opportunities.

Conditions in the commercial real estate market could adversely affect the Company’s business.

The deterioration of the commercial real estate market across the nation may negatively affect the economies where the Company operates and may result in customers engaged in the commercial real estate having greater difficulties fulfilling their financial responsibilities to the Company. The macroeconomic environment driving these conditions include elevated interest rates, increases in property expenses, such as casualty insurance, decreases in rents, and increases in vacancy rates, particularly for office real estate. This could lead to a material adverse effect on the Company’s financial condition and results of operations through resulting increases in the Company’s allowance for credit losses, provision for credit losses and net charge - offs.

Legal, Regulatory, and Compliance Risk

The Company is or may become involved in lawsuits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental agencies or other parties that may lead to adverse consequences.

As a participant in the financial services industry, many aspects of the Company’s business involve substantial risk of legal liability. The Company and its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its or its subsidiaries’ business activities (and in some cases from the activities of acquired companies). In addition, the Company is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry by, including but not limited to, bank regulatory agencies, the SEC, FINRA, the CFPB, the U.S. Department of Justice, the U.S. Department of Labor, state attorneys general, state insurance regulators and law enforcement authorities. The results of such proceedings could lead to delays in or prohibition to acquire other companies, significant penalties, including monetary penalties, dividend and/or asset growth restrictions, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

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

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. The Company, as a financial holding company, is subject to regulation by the FRB and its banking subsidiary is subject to regulation by the OCC as well as the FDIC, CFPB, and other federal and state agencies. These regulations affect deposit and lending practices, capital levels and structure, investment practices, dividend policy, and growth. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the risk ratings or classifications of loans and investments by a bank, and the adequacy of a bank’s allowance for credit losses. In addition, the non-bank subsidiaries are engaged in providing services including, but not limited to, retirement plan administration, fiduciary services to collective investment funds, investment management and insurance brokerage services, which industries are also heavily regulated at both a state and federal level, including by state banking and insurance agencies, the U.S. Department of Labor and the SEC. Such regulators govern the activities in which the Company and its subsidiaries may engage. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, interpretation or application, could have a material impact on the Company and its operations. Changes to the regulatory laws governing these businesses, or changes in regulatory policy or a regulator's interpretation of a law or regulation, could affect the Company’s ability to deliver or expand its services and adversely impact its operating and financial condition.

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

Regulatory agencies, including the CPFB, may introduce new regulatory initiatives or pursue more aggressive enforcement policies with respect to a range of regulatory compliance matters. Regulators continue to focus on consumer protection, including product design and pricing constructs, account management and security, credit bureau reporting, disclosure rules, marketing and debt collection practices. New initiatives by applicable regulatory agencies may significantly limit the types and the terms of the products the Company may offer and the fees it may charge for its services which may have a material impact on the Company’s fee income. Any new requirements or increased enforcement of existing requirements could materially and adversely impact the Company’s revenue growth and profitability, including, as a result of increased scrutiny of pricing, underwriting and account management practices; the imposition of fines and customer remediation; higher compliance costs; reputational harm; restrictions on the Company’s ability to offer certain products or services, appropriately price for the value of products or work with certain business partners; and changes to business practices generally. The Company may also be required to add additional compliance personnel or incur other significant compliance-related expenses. The Company’s business, results of operations or competitive position may be adversely affected as a result.

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

While the Company has developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that compliance policies and procedures will be effective. The Company’s failure to comply (or to ensure that agents and third-party service providers comply) with laws, regulations or policies could result in civil or criminal sanctions, restrictions to its business model, and money penalties by state and federal agencies, and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Supervision and Regulation” for more information about the regulations to which the Company is subject.

Federal banking agencies periodically conduct examinations of the Company’s business, including compliance with laws and regulations; the failure to comply with any supervisory actions to which the Company becomes subject to as a result of such examinations could adversely affect the Company.

Federal bank regulatory authorities periodically conduct comprehensive examinations of the Company’s business, including compliance with laws and regulations. If, as a result of an examination, such banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of the Company’s operations had become unsatisfactory, or that the Company was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. If the Company becomes subject to such regulatory actions, the Company’s business, financial condition, earnings and reputation could be adversely affected.

The Company is subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and the failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act (“CRA”) requires the OCC to assess the Company’s performance in meeting the credit needs of the communities the Company serves, including low- and moderate-income neighborhoods. If the OCC determines that the Company needs to improve the Company’s performance or are in substantial non-compliance with CRA requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. In addition, the Bank is subject to other federal and state laws designed to protect consumers, including the Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, the Gramm-Leach Bliley Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting and servicing loans and providing other services.

A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also focus on compliance with the Bank Secrecy Act and anti-money laundering regulations.

If the Company’s policies, procedures and systems are deemed to be deficient or the policies, procedures and systems of the financial institutions that the Company acquires in the future are deficient, the Company would be subject to liability, including fines and regulatory actions such as restrictions on the Company’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of the Company’s business plan, including acquisition plans, which would negatively impact the Company’s business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences.

Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could limit the Company’s ability to pay dividends, engage in share repurchases and pay discretionary bonuses.

The FRB, the FDIC, and the OCC adopted final rules for the Basel III capital framework which address the regulatory risk-based capital rules applicable to the Company. The capital conservation buffer requirement is 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases, and paying discretionary bonuses. In addition, these limitations establish a maximum percentage of eligible retained income that could be utilized for such actions and potentially limit the Company’s ability to pay dividends, engage in share repurchases, and pay discretionary bonuses.

Regulation in the areas of privacy, data protection, data management, resiliency, data transfer, third party oversight, account access, artificial intelligence and machine learning and information security and cybersecurity could increase the Company’s costs and affect or limit business opportunities and how the Company collects and/or uses personal information.

Legislators and regulators are increasingly adopting or revising privacy, data protection, data management, resiliency, data transfer, third party oversight, account access, artificial intelligence and machine learning and information security and cybersecurity laws, including data localization, authentication and notification laws. As such laws are interpreted and applied (in some cases, with significant differences or conflicting requirements across jurisdictions), compliance and technology costs will continue to increase, particularly in the context of ensuring that adequate privacy, data protection, data management, incident management, resiliency, third party management, data transfer, security controls, account access mechanisms and controls related to artificial intelligence and machine learning are in place. Additionally, new laws and regulations related to automated decision making, artificial intelligence and machine learning as well as the application of existing laws and regulations to these technologies may restrict or impose burdensome and costly requirements on the Company’s ability to use them or impact other aspects of the Company’s business.

Compliance with current or future laws in the aforementioned areas could significantly impact business operations, including collection, use, sharing, retention and safeguarding of consumer and/or employee information and could restrict the Company’s ability to provide certain products and services or work with certain service providers, which could materially and adversely affect profitability. Failure to comply with such laws or to maintain sufficient governance and control structures could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use of the Company’s products and services, and damage to the Company’s reputation and brand.

Changes in stakeholder expectations related to corporate responsibility matters could negatively affect the Company’s operating results.

There are changes in public awareness and concern by various stakeholders on a variety of corporate responsibility matters. These changes may include more compliance requirements or changes in expectations by stakeholders. The Company may face increased costs to address these matters, which could have an adverse impact on the Company’s business and financial condition. In particular, certain U.S. state governments continue to be focused on climate change issues, including proposed disclosure requirements that could result in additional compliance costs, which could have an adverse impact on the Company’s business and financial condition. There are additional risks related to diverging and conflicting stakeholder views on corporate responsibility. If the Company is unable to adequately address corporate responsibility matters that are of importance to stakeholders, it could negatively impact the Company’s reputation and the Company’s business results.

Operational Risk

The Company continually encounters technological change and the failure to understand and adapt to these changes could have a negative impact on the business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. The Company or its third-party vendors may incorporate artificial intelligence technology into certain business processes, services, or products. The use of artificial intelligence presents several risks, including an uncertain and evolving legal and regulatory environment in the U.S. and internationally and the complexity and rapid pace of change in these artificial intelligence models presents additional risks in understanding the accuracy and relevance of their outputs. Many of the Company’s competitors have substantially greater resources to invest in technological improvements, including artificial intelligence. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers and the costs of this technology may negatively impact the Company’s results of operations. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on the Company’s financial condition and results of operations.

The Company is exposed to fraud in many aspects of the services and products that it provides.

The Company offers a wide variety of products and services many of which could be vulnerable to fraud. The sophistication and skills of bad actors are increasing in scope and capabilities. Although the Company has various processes and controls in place to mitigate fraud, the risk cannot be eliminated and certain exposures are outside the Company’s control. For example, when account credentials and other access tools are not adequately protected by its customers, risks and potential costs may increase. Fraud or fraudulent attempts may also increase as (a) volumes of services and products expand, (b) those who are committing fraud adapt their methods to circumvent existing controls, become more sophisticated and more determined, and (c) services and product offerings expand. The foregoing and other factors may cause the Company’s operational losses to increase as a result.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process transactions and the large transaction volumes may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Further, the significant value of money managed and administered may result in larger exposures. The Company also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that external third-party service providers, including those hosting “cloud” computing service, may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees or other third parties) and to the risk that business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate the Company’s business, potential liability to clients, reputational damage, and regulatory intervention, which could adversely affect the Company’s business, financial condition, and results of operations, perhaps materially.

The Company’s information systems may experience an interruption or security breach and expose the Company to additional operational, compliance, cybersecurity and legal risks.

The Company relies heavily on existing and emerging communications and information systems to conduct its business. Like other financial services businesses, the Company and its third - party service providers have been the victim of sophisticated and targeted cyberattacks intended to obtain unauthorized access to assets or confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, ransomware, phishing attacks, cyber-attacks, or breaches due to errors or malfeasance by employees, contractors and others who have access to or obtain unauthorized access to the Company’s systems and networks. Although the Company and its service providers regularly defend against, respond to and mitigate the risks of cyberattacks, cybersecurity incidents among financial services businesses and industry generally are on the rise. The Company is not aware of any material losses it has incurred relating to cyberattacks or other information security breaches.

The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. The constantly changing nature of the threats means that the Company may not be able to prevent all data security breaches or misuse of data. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s online banking system, its general ledger, and its deposit and loan servicing and origination systems or other systems. Furthermore, if personal, confidential or proprietary information of customers or clients in the Company’s or third-party service providers’ possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either by fault of the Company’s systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties. The Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems; however, any such failure, interruption or security breach could adversely affect the Company’s business and results of operations through loss of assets or by requiring it to expend significant resources to correct the defect, as well as exposing the Company to customer dissatisfaction and civil litigation, regulatory fines or penalties or losses not covered by insurance.

Evolving data security and privacy requirements could increase the Company’s costs and expose it to additional operational, compliance, and legal risks.

The Company’s business requires the secure processing and storage of sensitive information relating to its customers, employees, business partners, and others. However, like any financial institution operating in today’s digital business environment, the Company is subject to threats to the security of its networks and data, as described above. These threats continue to increase as the frequency, intensity and sophistication of attempted attacks and intrusions increase around the world. In response to these threats there has been heightened legislative and regulatory focus on data privacy and cybersecurity in the U.S. and internationally. As a result, the Company must comply with an evolving set of legal requirements in this area, including substantive cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident, in particular the SEC cybersecurity disclosure requirements that may require the Company to expend additional costs in the event of a material cybersecurity breach. This regulatory environment is increasingly challenging and may present material obligations and risks to the Company’s business, including significantly expanded compliance burdens, costs and enforcement risks.

The Company relies on third-party service providers, which could expose the Company to additional cybersecurity risks.

Third party service providers provide key components of the Company’s business infrastructure, including certain data processing, cloud computing, and information services. On behalf of the Company, third parties may transmit confidential, propriety information. Although the Company requires third party providers to maintain certain levels of information security which are verified through review of documentation collected as part of due diligence and ongoing monitoring of third-party providers, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information or result in funds being transferred. While the Company may contractually limit liability in connection with attacks against third party providers, the Company remains exposed to the risk of loss associated with such third-party service providers. In addition, a number of the Company’s third-party service providers are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain third-party service providers to provide contracted services could adversely affect the Company’s ability to deliver products and services to customers and cause the Company to incur significant expense.

The Company’s ability to attract and retain qualified employees is critical to the success of its business, and failure to do so may have a materially adverse effect on the Company’s performance.

The Company’s employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense and certain of the Company’s competitors have directly targeted its employees, including competitors who are outside of the Company’s geographic footprint offering work from home opportunities. The imposition on the Company or its employees of certain existing and proposed restrictions or taxes on executive compensation may adversely affect the Company’s ability to attract and retain qualified senior management and employees. The Company’s business could be adversely impacted by increases in labor costs, including wages and benefits, triggered by regulatory actions regarding wages; increased health care and workers’ compensation insurance costs; increased costs of other benefits necessary to attract and retain high quality employees with the right skill sets; and increased wages, benefits and costs related to inflationary and other pressure on wages now being experienced. If the Company provides inadequate succession planning or is unable to continue to retain and attract qualified employees, the Company’s performance, including its competitive position, could have a materially adverse effect.

External and Market-Related Risk

Regional economic factors may have an adverse impact on the Company’s business.

The Company’s main markets are located in the states of New York, Pennsylvania, Vermont, Massachusetts, and New Hampshire. Most of the Company’s customers are individuals and small and medium-sized businesses which are dependent upon the regional economy. Accordingly, the local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. An economic downturn in these markets could negatively impact the Company.

The financial services industry is highly competitive and creates competitive pressures that could adversely affect the Company’s revenue and profitability.

The financial services industry in which the Company operates is highly competitive. The Company competes not only with commercial and other banks and thrifts, but also with insurance companies, mutual funds, hedge funds, securities brokerage firms and other companies offering financial services in the U.S., globally and over the Internet. The Company competes on the basis of several factors, including capital, access to capital, revenue generation, quality customer service, products, services, transaction execution, innovation, reputation and price. Each of the Company’s segments have competitors that have substantially greater access to capital and scale. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms. These developments have resulted in additional competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. The Company may experience pricing pressures and experience deposit outflows as a result of these factors and as some of its competitors seek to increase market share by reducing prices or paying higher rates of interest on deposits. Finally, technological change is influencing how individuals and firms conduct their financial affairs and changing the delivery channels for financial services, with the result that the Company may have to contend with a broader range of competitors including many that are not located within the geographic footprint of the Bank’s branch network.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry. Many of these transactions expose the Company to credit risk in the event a counterparty or client fails to perform its contractual obligations. In addition, credit risk may be exacerbated when the Company’s collateral is not under its control, cannot recover funds by liquidating the collateral, or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

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

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company also relies on representations of those customers and their agents, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other information could have a material adverse impact on business and, in turn, the Company’s financial condition and results of operations.

The Company may be required to record impairment charges related to goodwill, other intangible assets and the investment portfolio.

The Company may be required to record impairment charges in respect to goodwill, other intangible assets and the investment portfolio. Numerous factors, including lack of liquidity for resale of certain investment securities, absence of reliable pricing information for investment securities, the economic condition of state and local governments, adverse changes in the business climate, adverse actions by regulators, unanticipated changes in the competitive environment or a decision to change the operations or dispose of an operating unit could have a negative effect on the investment portfolio, goodwill or other intangible assets in future periods.

The Company’s financial statements are based, in part, on assumptions and estimates, which, if incorrect or conditions change, could cause unexpected losses in the future.

Pursuant to accounting principles generally accepted in the United States, the Company is required to use certain assumptions and estimates in preparing its financial statements, including the allowance for credit losses, pension, post-retirement and other employee benefit plans, goodwill and other intangible assets, reserves related to litigation and other items. Certain of the Company’s financial instruments, including available-for-sale securities and certain loans, among other items, require a determination of their fair value in order to prepare the Company’s financial statements. Where quoted market prices are not available, the Company may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management’s judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, as they are based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment. If assumptions or estimates underlying the Company’s financial statements are incorrect, it may experience material losses. Further detail on the nature and sensitivity of these management assumptions is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Critical Accounting Policies and Estimates.

The Company’s business and results of operations may be adversely affected by the U.S. and global financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally.

General political, economic, and social conditions in the U.S. and in countries abroad affect markets in the U.S. and ultimately the Company’s business. In particular, U.S. markets may be affected by the new government administration, including but not limited to government agency staff reductions and related operating issues, uncertainty related to policy changes that directly or indirectly impact consumer spending and business investment, the level and volatility of interest rates, availability and market conditions of financing, economic growth, historically high levels of inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage escalation or stagnation, changes in home prices, commercial property values, the growth of global trade and commerce, the availability and cost of capital and credit, and investor sentiment and confidence. Additionally, U.S. energy and commodity markets may be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, terrorism or other geopolitical events. The scarcity or unavailability of affordable casualty insurance on consumers’ homes and autos, as well as businesses’ property, plant, and equipment, would impair asset prices and have a negative impact on economic activity and growth. Also, any sudden or prolonged market downturn in the U.S., as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect the Company’s results of operations and financial condition, including capital and liquidity levels. The economic developments in connection with the pandemic, including supply chain disruptions, increased inflation, changes to the Company’s customers’ industries, and the potential emergence of pandemics and other health crises in the U.S. and abroad have adversely impacted and may continue to adversely impact financial markets and macroeconomic conditions and could result in additional market volatility and disruptions globally.

Actions taken by the Federal Reserve Board, including changes in its target funds rate, balance sheet management, and lending facilities are beyond the Company’s control and difficult to predict. These actions can affect interest rates and the value of financial instruments and other assets and liabilities and can impact the Company’s borrowers. Sudden changes in monetary policy, for example in response to high inflation, could lead to financial market volatility, increases in market interest rates, and a flattening or inversion of the yield curve. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Company’s products, adversely affect the creditworthiness of the Company’s borrowers, or result in lower values for the Company’s investment securities and other interest-earning assets.

Actions taken by the U.S. Federal government, including material changes in fiscal and foreign trade policy, could also reduce demand for the Company’s products, adversely affect the creditworthiness of the Company’s borrowers, or result in lower values for the Company’s investment securities and other interest-earning assets. Examples of such policy changes are reduced or delayed U.S. Federal government spending, new or higher U.S. imposed tariffs on imports and retaliatory tariffs imposed by foreign governments on U.S. exports.

Changes to existing U.S. laws and regulatory policies and evolving priorities, including those related to financial regulation, consumer compliance, taxation, fiscal policy, trade policy such as tariffs, climate change, and healthcare, may adversely impact U.S. or global economic activity and the Company’s customers and its earnings and operations. For example, a slowdown in consumer demand due to increased inflation could limit the ability of firms to pass on fast-rising costs for labor, tariffs, transportation and other inputs, weighing on earnings and potentially leading to an equity market downturn. Significant fiscal policy changes and/or initiatives may also raise the federal debt, affect businesses and household after-tax incomes and increase uncertainty surrounding the formulation and direction of U.S. monetary policy and volatility of interest rates.

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

The Company’s consumer businesses are particularly affected by U.S. economic conditions, including changes in personal and household incomes, unemployment or underemployment, the level of or change in interest rates, increased housing and automobile prices, the level of inflation and its effect on prices for goods and services, consumer and small business confidence levels, and changes in consumer spending or in the level of consumer debt. Heightened levels of unemployment or underemployment that result in reduced personal and household income could negatively affect consumer credit performance to the extent that consumers are less able to service their debts. In addition, unemployment or underemployment, sustained low economic growth, the level of or change in interest rates, tariffs, inflationary pressures or recessionary conditions could reduce deposit balances and diminish customer demand for the products and services offered by the Company’s businesses.

In addition, governmental proposals to permit student loan obligations to be discharged in bankruptcy proceedings could, if enacted into law, encourage certain of the Company’s customers to declare personal bankruptcy and thereby trigger defaults and charge-offs of consumer loans extended to those customers.

Pandemics, epidemics, disease outbreaks and other public health crises have disrupted the Company’s business and operations in the past, and future outbreaks could materially adversely impact the Company’s business, financial condition, liquidity and results of operations.

Pandemics, epidemics or disease outbreaks in the U.S. or globally, have disrupted, and may in the future disrupt, the Company’s business, which could materially affect results of operations, financial condition, liquidity and future expectations. The COVID-19 pandemic adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States and international capital markets. Any new pandemic or other public health crisis could have a material impact on the Company’s business, financial condition and results of operations going forward.

Recent negative developments affecting the banking industry have eroded customer confidence in the banking system and may have adverse impacts on the Company’s business.

The high-profile collapse of certain U.S. banks has generated significant market volatility among publicly traded bank holding companies and, in particular, community and regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of community and regional banks. As a result, customers may choose to move or maintain deposits with larger financial institutions or outside of the banking industry, which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the federal regulators have made statements ensuring that depositors of these failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in community and regional banks and the banking system more broadly or that any future bank failures will receive the same treatment.

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

At December 31, 2024, 9% of the loan portfolio was acquired and was not underwritten by the Company at origination, and therefore is not necessarily reflective of the Company’s historical credit risk experience. The Company performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting earnings.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

As a heavily regulated financial services company, the Company has developed a comprehensive cybersecurity process that is designed to protect the security of confidential information. Two of the more significant risks to the Company, both in terms of financial and reputational harm, are a data security breach and/or ransomware attack which cause a material financial loss to the Company and/or materially harms its operational integrity or reputation with its customers as a safe and trustworthy institution. In order to mitigate this risk and comply with the regulatory standards required by the Company’s and the Bank’s regulators, the Company has developed a cybersecurity program and framework which is administered by a team of experienced professionals and supported by external technology and consulting services. Set forth below is an overview of the Company’s risks associated with cybersecurity, its cybersecurity process, the role of management and the Board, and whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company.

Risks Associated with Cybersecurity

The Company is often targeted in an effort to obtain unauthorized access to its financial records and confidential information, destroy data, disable or degrade service, or sabotage systems. Such attacks may take various forms, including the introduction of computer viruses or malware, ransomware, phishing attacks, cyberattacks, or breaches due to errors or malfeasance by employees, contractors and others who have access to or obtain unauthorized access to the Company’s systems and networks. To date, these threats and attacks have not resulted in a material cybersecurity incident. However, a material failure, interruption or security breach could adversely affect the Company’s business and operations through financial losses, remediation expenses, reputational damage, as well as exposing the Company to customer dissatisfaction and civil litigation, regulatory fines or penalties or losses not covered by insurance.

For more information on risks to the Company from cybersecurity threats, see “Risk Factors – Operational Risks”.

Cybersecurity Process and Management’s Role

Management is responsible for designing and implementing policies, processes and procedures and deploying physical and virtual technology and safeguards to measure, monitor and control cybersecurity risk. The primary executives responsible for the oversight of risk and cybersecurity are the Company’s Chief Risk Officer, who has over 37 years of experience in the banking industry, including 25 years as a national bank examiner for the Office of the Comptroller of the Currency, and the Company’s Chief Information Security Officer (“CISO”), who has an educational and experiential background in information technology and information security for public companies (bachelor’s degree in computer science and service as the Company’s CISO for the past 10 years, with 10 prior years of information technology and information security experience). The CISO leads the members of the Information Security Department, some of whom maintain a variety of certifications including Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), and Security+ (Plus) Certification (SEC+). Both of these executives, along with the other professionals in the Information Security and Information Technology Departments, have the appropriate knowledge and expertise to effectively assess and manage the Company’s cybersecurity risk and establish a system of internal controls in an effort to safeguard the Company’s network and comply with regulatory requirements.

The Company’s cybersecurity framework includes an assessment of the Company’s hardware, software, and data platforms across its lines of business; the risks associated with the Company’s business; areas inside and outside of the Company that expose it to cybersecurity threats. As part of this framework, the Company employs policies, systems and safeguards to manage cybersecurity risks. The Company’s CISO is responsible for identifying systems and security measures that reflect the appropriate safeguards designed to protect the Company’s infrastructure and information and has implemented the majority of current cybersecurity controls in place with an emphasis on the confidentiality, integrity and availability (CIA) triad and a defense in depth methodology. The CISO uses a variety of threat intelligence resources, including law enforcement and industry groups such as the Financial Services Information Sharing and Analysis Center (FS-ISAC), to help stay informed about current and emerging risks to the Company.

The CISO is also responsible for supervising and monitoring certain outside professionals or third-party service providers that assist in enhancing the Company’s current cybersecurity safeguards. The Company has invested meaningful resources to address cybersecurity threats and partners with leading technology companies to implement solutions to address the fast-evolving threat landscape. These solutions and services help with the prevention, detection, mitigation and remediation of cybersecurity threats and incidents.

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

The Company also maintains certain management committees that further assist in the prevention, detection, and mitigation of cybersecurity risks. Specifically, the CISO works closely with the Company’s IT Steering Committee which, among other things, reviews the effectiveness of key controls and provides guidance around future initiatives that strengthen the Company’s overall security posture. The IT Steering Committee is comprised of key executives such as the President and Chief Executive Officer and Chief Financial Officer, as well as senior employees that specialize in technology and information security, including the Company’s CISO, Chief Technology Officer, and Chief Risk Officer, and representatives from the Board. This committee also monitors current events regarding cybersecurity threats to the Company and more broadly to the financial services industry to help the Company make informed decisions around any necessary internal control enhancements or adjustments.

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

Given the importance of maintaining the security of the Company’s systems and information, cybersecurity risks are also reviewed and addressed relative to assessing new products and services and any third-party services providers that may be engaged to provide systems and services to the Company. As an essential element of the Company’s cybersecurity program, the Company maintains a third-party service provider management program that assesses and addresses the risks associated with third parties providing systems, software and programs that access the Company’s information. As part of this oversight, the Company’s Risk Management, Legal and/or Information Security Departments review higher risk and material contracts with third party service providers, which includes an evaluation of the cybersecurity risks presented, any safeguards, and service organization controls reports provided by the third parties. Initial and continuing due diligence is also conducted on third party service providers to ensure that they are fulfilling their contractual obligations and satisfying the Company’s data security requirements.

The CISO is also responsible for monitoring data security incidents at third parties who have access to the Company’s information which may impact the Company or its customers if it was compromised. When the Company becomes aware of such events, the CISO engages with the impacted third-party service providers to understand the incident, assess the risk that the Company’s information was released, and determine methods by which the Company can mitigate the damage, if any, and fulfill its notification obligations to impacted parties.

In an effort to remain vigilant against cybersecurity attacks, the Company further provides annual and ongoing training to all of its employees so that they have an understanding and appreciation of the cybersecurity environment and risks and the Company’s policies to combat such risks. Such training includes annual mandatory training sessions on cybersecurity for all employees, periodic informational notices regarding emerging threats, and periodic testing to ensure employees are reporting suspicious activities and are diligent in their efforts to avoid phishing attacks and cybersecurity breaches. The CISO also conducts and participates in annual table top exercises with management, and periodically with Directors, in order to be prepared in the event of a material cybersecurity event.

The Company’s cybersecurity process and its ability to assess, manage, and remediate cybersecurity risks further centers around good communication among management. Management stays informed on cybersecurity risks through open communication with the Risk Management team, including through various reports and weekly reporting by the Chief Risk Officer to the Senior Management Committee about cybersecurity matters, as necessary. In the event there is a material cybersecurity incident, the Company’s policies and procedures set forth an action plan, which includes notification of the appropriate personnel and management within the Company as well as regulators and impacted customers, as applicable. For cybersecurity incidents, including, but not limited to, incidents that are deemed material pursuant to SEC cybersecurity disclosure rules or that significantly impact vital services provided by the Company, notification to the Board will occur at or about the time the incident is discovered. Less severe incidents will be reported by management at the next Board or Risk Committee meeting.

Board of Directors’ Role in Cybersecurity

An integral part of Company’s risk management oversight, which includes information security, is the role of the Board. This is reinforced by the independence and reporting structure of the Chief Risk Officer, who oversees the CISO and reports to the Board Risk Committee and administratively to the President and Chief Executive Officer.

In addition, cybersecurity risk is a fundamental risk of the Company which is overseen by the Risk Committee of the Board, including Directors with experience in risk management, internal audit, cybersecurity and/or the operations of financial service companies. In particular, the Chair of the Board, Eric E. Stickels, has experience with the risks associated with operating a financial institution based upon his prior service as the President of Oneida Financial Corp. In addition, Lead Director Susan E. Skerritt, the former Chief Executive Officer and President of Deutsche Bank Trust Company Americas, as well as director Kerrie D. MacPherson have received the Cyber-Risk Oversight Certification issued by the National Association of Corporate Directors (“NACD”), and utilize their business experience and cyber-risk expertise to assist the Risk Committee in its evaluation of management’s cybersecurity systems. Directors Knauss and Singh also serve as Board representatives on the Company’s IT Steering Committee and provide valuable oversight and insight to the committee based on their respective roles as (i) the former CEO of a digital marketing firm and (ii) current CEO of PAR Technology Corporation (“PAR”), a global food service technology company providing leading omnichannel cloud-based software and hardware solutions to the restaurant and retail industries.

The Risk Committee meets five times a year during which management provides updates to the committee regarding the material risks facing the Company. As part of this reporting, the Chief Risk Officer and the Risk Management Department have created a risk management program that identifies and evaluates the risks associated with various aspects of the Company’s business and report their assessments to the Risk Committee for review or approval. Within the risk management process, cybersecurity risks are specifically reviewed and addressed, including risks related to current or proposed products and services to be offered by the Company, as well as the efforts taken or to be taken to mitigate such risks.

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

Item 2. Properties

The Company’s primary headquarters are located at 5790 Widewaters Parkway, Dewitt, New York, which is leased. During 2023, the Company entered into a lease arrangement for a new primary headquarters located at 333 Butternut Drive, Dewitt, New York, which is expected to begin utilization in 2025. The Company has 257 properties, of which 152 are owned and 105 are under lease arrangements, excluding 18 properties that are in process of being opened for business in connection with the Bank’s de novo branch expansions, of which three are owned and 15 are under lease arrangements. The majority of the Company’s properties are used by the Banking and Corporate segment which operates 185 full-service bank branches, 11 drive-thru only bank facilities and 21 facilities for back office banking and corporate operations. The Employee Benefit Services segment uses 16 properties including 15 customer service facilities and one facility for back office operations, all of which are leased. The Insurance Services segment uses 22 customer service facilities, all of which are leased. Certain properties are shared for operations of multiple segments, including most of the properties in use by the Wealth Management Services segment. Certain properties also contain tenant leases or subleases.

Real property and related banking facilities owned by the Company at December 31, 2024 had a net book value of $106.1 million, of which $1.4 million was held for sale, and none of the properties were subject to any material encumbrances. For the year ended December 31, 2024, the Company paid $11.2 million of rental fees for facilities leased for its operations. The Company believes that its facilities are suitable and adequate for the Company’s current operations.

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

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 52,712,324 shares of common stock outstanding on January 31, 2025, held by approximately 3,317 registered shareholders of record.

The Company has historically paid regular quarterly cash dividends on its common stock and declared a cash dividend of $0.46 per share for the first quarter of 2025. The Board presently intends to continue the payment of regular quarterly cash dividends on the common stock. However, because the substantial majority of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend largely upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2019 and reinvestment of dividends.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

			Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued upon	Weighted-average	Under Equity
	Exercise of	Exercise Price	Compensation Plans
	Outstanding	of Outstanding	(excluding securities
	Options, Warrants	Options, Warrants	reflected in the first
Plan Category	and Rights (1)	and Rights (2)	column)
Equity compensation plans approved by security holders:
2004 Long-term Incentive Plan	30,002	$23.04	0
2014 Long-term Incentive Plan	1,129,405	55.87	0
2022 Long-term Incentive Plan	739,150	34.49	1,235,610
Equity compensation plans not approved by security holders	0	0	0
Total	1,898,557	$47.03	1,235,610

(1) The number of securities includes 254,630 shares of unvested restricted stock, including performance award restricted stock, comprised of 41,649 shares associated with the 2014 Long - term Incentive Plan and 212,981 shares associated with the 2022 Long - term Incentive Plan.

(2) Excluding the impact of unvested restricted stock, including performance award restricted stock, the total weighted - average exercise price is $54.31, the weighted - average exercise price associated with the 2014 Long - term Incentive Plan is $58.01 and the weighted - average exercise price associated with the 2022 Long - term Incentive Plan is $48.45.

Stock Repurchase Program

At its December 2024 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,628,000 shares, or 5.0% of the Company’s common stock outstanding, in accordance with securities and banking laws and regulations, during the twelve - month period starting January 1, 2025. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. At its December 2023 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve - month period starting January 1, 2024. There were 1,000,000 shares of treasury stock purchases made under this authorization in 2024.

The following table presents stock purchases made during the fourth quarter of 2024:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares
	Number of	Average	Purchased as Part of	Maximum Number of Shares
	Shares	Price Paid	Publicly Announced	That May Yet be Purchased
Period	Purchased	Per Share	Plans or Programs	Under the Plans or Programs
October 1-31, 2024 (1)	826	$57.28	0	1,697,000
November 1-30, 2024	0	0.00	0	1,697,000
December 1-31, 2024	0	0.00	0	1,697,000
Total (1)	826	$57.28	0

(1) Included in the common shares repurchased were 826 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with SEC disclosure requirements or to more fully explain long-term trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 84 through 151. All references in the discussion to the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS. The term “this year” and equivalent terms refer to results in calendar year 2024, “last year” and equivalent terms refer to calendar year 2023, and all references to income statement results correspond to full-year activity unless otherwise noted.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are provided under the caption “Forward-Looking Statements” on page 76.

Critical Accounting Policies and Estimates

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management considers its critical accounting estimates those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Management believes that the critical accounting estimates include the allowance for credit losses; actuarial assumptions associated with the pension, post-retirement and other employee benefit plans; and the carrying value of goodwill and other intangible assets. A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”, starting on page 89.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s judgment of an estimated amount of lifetime losses expected to be incurred on outstanding loans at the balance sheet date. This is estimated using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The determination of the appropriateness of the ACL is complex and applies significant and highly subjective estimates. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. The Company utilizes three methods for calculating the ACL: cumulative loss, vintage loss and line loss. Historical credit loss experience provides the basis for the estimation of expected future credit losses in all three methodologies. Qualitative adjustments are made for differences in loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices, commercial real estate prices including office property-specific price forecasts, office property-specific vacancy rates, automobile prices, gross domestic product, and median household income net of inflation. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside forecasts. During 2024, the Company updated the ACL model to add 2023 results into the historical data used for calculating the quantitative and qualitative factors as part of the annual model update procedures; updated the ACL model to incorporate office property-specific price forecasts and office property-specific vacancy forecasts to provide greater precision to the model; applied an additional qualitative overlay to the factor for volume and size of business lending loans and risk rating trends to capture future loss expectations in that portfolio; and utilized the current quarter levels of risk ratings in the qualitative factor calculation, rather than a four-quarter average, to more precisely capture the risk profile of the current business lending portfolio.

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecasts. Changes in these economic forecasts could significantly affect the estimated expected credit losses and lead to materially different amounts from one period to the next. To illustrate the sensitivity of the ACL calculation to these economic forecasts, management performed a hypothetical sensitivity analysis using a weighting of 100% to the downside forecast, rather than the existing weighting of baseline, upside, and downside of 40%, 30%, and 30%, respectively. The scenario-weighted average unemployment rate and GDP growth forecasts used in the ACL model at December 31, 2024 were 4.8% and 1.8%, respectively, compared to 4.5% and 1.7% at December 31, 2023, respectively. The hypothetical downside forecast includes assumptions of a weakening economy represented by a cumulative decline in real GDP of 2.6%, enhanced geopolitical tensions, elevated inflation, a peak unemployment rate of 8.3% and an average unemployment rate of 6.9%. The Company calculated that this hypothetical scenario would increase the ACL and provision for credit losses as of and for the year ended December 31, 2024 by approximately $4.7 million, and decrease net income by $3.5 million (net of tax). This change is reflective of the sensitivity of the various economic factors used in the ACL model. The resulting difference is not intended to represent an expected increase in allowance levels, as future conditions are uncertain and there are several other quantitative and qualitative factors that will also fluctuate concurrent with changing economic conditions, which would affect the results of the ACL calculation. The impact that the economic factors have on the model is affected by the upside or downside severity of the scenarios used, the product type mix, and the interaction of the economic factors with other quantitative and qualitative factors in the model, as changes in any particular factor or input may not occur at the same rate or be directionally consistent across all loan segments. Improvements in one factor may offset deterioration in other factors, both qualitative and quantitative. The third party downside economic forecast used in the hypothetical scenario described does not predict a severe economic downturn, but rather a moderate recessionary environment. The Company’s geographic distribution of loans primarily outside of major metropolitan areas, combined with low statistical correlation between its historical losses and national economic indicators, results in changes to the allowance that are less significant as compared to economic metric-based modeling that is more directly correlated, and therefore sensitive to fluctuations in historical and projected national economic activity. Further details regarding the methodologies applied to estimate the various components of the ACL are provided in Note A, “Summary of Significant Accounting Policies”, starting on page 89.

Pension, Post-Retirement and Other Employee Benefit Plans

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives and an unfunded stock balance plan for certain of its nonemployee directors. The benefit obligations for the pension and post-retirement benefits plans require significant management judgment. The assumptions used in calculating the benefit obligation include the discount rate, expected return on plan assets, rate of compensation increase and interest crediting rates. The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits. The expected long-term rate of return was estimated by taking into consideration asset allocation, long-term capital market assumptions, reviewing historical returns on the type of assets held and current economic factors. Mortality tables are also utilized in calculating the benefit obligation, the selection of which is based on management judgment. The Company analyzed the sensitivity of the discount rate and the expected long-term rate of return on plan assets on the pension benefit obligation and net periodic pension cost. At December 31, 2024, a decrease in the discount rate of 100 basis points would increase the pension benefit obligation by $11.6 million, while an increase in the discount rate of 100 basis points would decrease the pension benefit obligation by $9.8 million. For the year ended December 31, 2024, a decrease in the discount rate of 100 basis points would reduce the net periodic pension income by $1.2 million, while an increase in the discount rate of 100 basis points would increase the net periodic pension income by $0.7 million. A decrease in the expected long-term rate of return on plan assets of 100 basis points would reduce the net periodic pension income by $2.6 million, while an increase of 100 basis points would increase net periodic pension income by $2.6 million. Further detail on the assumptions used and a comparison between 2024 and 2023 assumptions is included in Note J, “Pension and Other Benefit Plans”, starting on page 123.

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

During 2024, the Company performed qualitative goodwill analyses for all of the Company’s operating segments. The inputs for the qualitative analyses that require management judgment include macroeconomic conditions, industry and market conditions, financial performance of the operating unit and other relevant factors that affect the fair value of a reporting unit, including an assessment of the quantitative goodwill analysis performed as of October 1, 2023. Based on the Company’s annual qualitative impairment analysis of goodwill as of October 1, 2024, it was determined that it was more likely than not that the fair value of each reporting unit was in excess of its respective carrying value, therefore goodwill was not impaired. The Company also performs sensitivity analyses around assumptions for key inputs including the discount rates in order to assess the reasonableness of the assumptions utilized. A 100 basis point increase in the discount rates used in each operating segment model would reduce estimated entity level fair value in total by approximately $275.1 million at the October 1, 2023 valuation date and was determined it would more likely than not result in no impairment of goodwill, as each reporting unit’s fair value would still exceed its carrying value.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating” or “tangible” basis. During the first quarter of 2024, the Company modified the presentation of its non-GAAP operating results to exclude amortization of intangible assets which the Company believes better reflects core performance across its segments and enhances comparability to both banking and non-banking organizations. The prior period has been recast to conform to the current period presentation. Results on an “operating” basis exclude the after-tax effects of acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual, restructuring expenses, gain on debt extinguishment, loss on sales of investment securities, unrealized gain (loss) on equity securities and amortization of intangible assets. Results on a “tangible” basis exclude goodwill and intangible asset balances, net of accumulated amortization and applicable deferred tax amounts. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions or restructuring activities. In addition, the Company provides supplemental reporting for “operating pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual, restructuring expenses, gain on debt extinguishment, loss on sales of investment securities, unrealized gain (loss) on equity securities and amortization of intangible assets from income before income taxes. Although operating pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with the impact of CECL, helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions or restructuring activities. The Company also provides supplemental reporting of its interest income, net interest income and net interest margin on a fully tax-equivalent (“FTE”) basis, which includes an adjustment to interest income and net interest income that represents taxes that would have been paid had nontaxable investment securities and loans been taxable. Although fully tax-equivalent interest income, net interest income and net interest margin are non-GAAP measures, the Company’s management believes this information helps enhance comparability of the performance of assets that have different tax liabilities. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 20.

Executive Summary

The Company’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services, including employee benefit services, insurance services and wealth management services, to retail, commercial, institutional and governmental customers. The Company’s banking subsidiary is Community Bank, N.A. (the “Bank” or “CBNA”). The Company’s Benefit Plans Administrative Services, Inc. (“BPAS”) subsidiary is a leading provider of employee benefits administration, trust services, collective investment fund administration and actuarial consulting services to customers on a national scale. In addition, the Company offers comprehensive financial planning, trust administration and wealth management services through its Wealth Management Group operating unit and insurance services through its OneGroup NY, Inc. (“OneGroup”) operating unit.

The Company’s core operating objectives are: (i) maintain diverse revenue streams to achieve positive operating results in all four of the Company’s business units: banking and corporate, employee benefit services, insurance services, and wealth management services, (ii) utilize technology to deliver customer-responsive products and services and improve efficiencies, (iii) increase the noninterest component of total revenues through both organic and acquisition strategies, (iv) optimize the branch network and digital banking delivery systems, primarily through disciplined acquisition strategies, de novo expansions and divestitures/consolidations, (v) build profitable loan and deposit volume using both organic and acquisition strategies, and (vi) manage an investment securities portfolio to complement the Company’s loan and deposit strategies and mitigate interest rate and liquidity risk and optimize net interest income generation.

Significant factors reviewed by management to evaluate achievement of the Company’s operating objectives and results and financial condition include, but are not limited to: net income and earnings per share; return on assets and equity; components of net interest margin; noninterest revenues; noninterest expenses; asset quality metrics; loan and deposit growth; capital management; performance of individual banking and financial services units; performance of specific product lines and customers; liquidity and interest rate sensitivity; enhancements to customer products and services and their underlying performance characteristics; technology advancements; market share; peer comparisons; the performance of recently acquired businesses and the performance of recently opened and consolidated branch offices.

The Company reported net income of $182.5 million for the year ended December 31, 2024 that was $50.6 million, or 38.3%, above the prior year, while earnings per share of $3.44 for the year was $0.99, or 40.4%, above the prior year. The increases in net income and earnings per share included the impact of a $52.3 million pre-tax realized loss on sales of investment securities in the first quarter of 2023 as part of a balance sheet repositioning.

Net income and earnings per share were also negatively impacted in 2023 by certain notable noninterest expense items including a litigation accrual associated with a threatened collective and class action matter that was settled in 2024, higher FDIC insurance costs due to a higher base assessment rate effective beginning 2023 and the impact of a special assessment, elevated fraud expenses and restructuring costs linked to a retail workforce optimization strategy. Additionally, acquisition-related contingent consideration adjustments were elevated as result of an increase in probability of achievement of the earn-out objectives associated with previous acquisitions. Excluding these items, the increase in noninterest expenses from 2023 was driven primarily by higher salaries and employee benefits reflective of merit and market-related increases in employee wages, higher employee medical benefit costs and acquisitions between the periods which increased the number of employees in the financial services businesses, partially offset by the impact of the previously announced retail banking customer service workforce optimization plan. The provision for credit losses also increased from 2023 as the Company built reserves reflective of some degradation in certain asset quality metrics, an increase in loans outstanding and continued macroeconomic uncertainty primarily concerning the business real estate lending portfolio. Income taxes increased in 2024, driven primarily by an increase in net income.

Net interest income increased to $449.1 million in 2024, an $11.8 million, or 2.7%, increase from the prior year, marking the eighteenth consecutive year of net interest income growth. The increase in 2024 was primarily due to increases in the yield on average interest-earning assets and average loan balances, partially offset by higher funding costs. Noninterest revenues also increased in 2024, with record results in all four operating segments of banking, employee benefit services, insurance services and wealth management services.

Net interest margin for full year 2024 of 3.04% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.07% both decreased seven basis points from the prior year period. The yield on average interest earning assets increased 51 basis points compared to the prior year, as the yields on average loans, investments and interest-earning cash equivalents all improved. The Company’s total cost of funds increased 61 basis points from the prior year as the rate paid on interest-bearing deposits and borrowings both increased.

The Company’s average and ending interest-earning assets both increased year-over-year reflective of strong organic loan growth. Average and ending deposits also increased primarily driven by higher governmental deposit balances, reflective of competitive offerings and expansion of its governmental deposit relationship base due in part to the Company’s business development efforts. Average and ending external borrowings in 2024 increased from 2023 as the Company secured certain fixed rate Federal Home Loan Bank (“FHLB”) term borrowings during the year to support the funding of continued loan growth that resulted in earning asset growth that outpaced deposit growth.

Asset quality remained solid throughout 2024. Although the nonperforming and delinquency ratios increased from 2023 levels, primarily driven by the downgrade of certain business loans from accruing to nonaccrual status, and the full year net charge-off ratio increased slightly from the level one year earlier, these metrics remained below the Company’s 10-year historical averages.

Operating net income, a non-GAAP measure, of $193.9 million, increased $1.2 million, or 0.6%, compared to the prior year, while operating earnings per share, a non-GAAP measure, of $3.65 increased $0.08, or 2.2%, from last year. Operating pre-tax, pre-provision net revenue (“PPNR”), a non-GAAP measure, of $273.6 million, increased $17.2 million, or 6.7%, compared to 2023, while operating PPNR per share, a non-GAAP measure, of $5.15, increased $0.39, or 8.2%, compared to the prior year demonstrating improvement in the Company’s core operating performance between the periods.

Net Income and Profitability

Net income for 2024 was $182.5 million, an increase of $50.6 million, or 38.3%, from 2023. Earnings per share for 2024 was $3.44, an increase of $0.99, or 40.4%, from 2023’s results. Net income and earnings per share for 2023 were unfavorably impacted by certain notable non-operating items including a $52.3 million pre-tax realized loss on the sales of investment securities, a $5.8 million litigation accrual associated with a threatened collective and class action matter that was settled in 2024, $3.3 million of acquisition-related contingent consideration adjustments associated with potential future contingent consideration payments for the FBD and TGA acquisitions completed in 2021, and $1.2 million of restructuring expenses linked to a retail workforce optimization strategy. Operating net income, a non-GAAP measure, of $193.9 million, increased $1.2 million, or 0.6%, compared to the prior year, while operating earnings per share, a non-GAAP measure, of $3.65 increased $0.08, or 2.2%, from last year. Operating PPNR, a non-GAAP measure, of $273.6 million, increased $17.2 million, or 6.7%, compared to 2023, while operating PPNR per share, a non-GAAP measure, of $5.15, increased $0.39, or 8.2%, compared to the prior year demonstrating improvement in the Company’s noncredit-related operating performance between the periods. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Net income for 2023 was $131.9 million, a decrease of $56.2 million, or 29.9%, from 2022. Earnings per share for 2023 was $2.45, down $1.01, or 29.2%, from 2022’s results. Net income and earnings per share for 2023 were unfavorably impacted by certain notable non-operating items as noted above. This is compared to 2022 in which the Company incurred $5.0 million of acquisition expenses and a $3.9 million acquisition-related provision for credit losses related to the Elmira acquisition and $0.3 million of acquisition-related contingent consideration adjustments. Operating net income, a non-GAAP measure, of $192.7 million decreased $14.0 million, or 6.8%, compared to the prior year, while operating PPNR, a non-GAAP measure, of $256.4 million decreased $18.7 million, or 6.8%, compared to 2022. Operating earnings per share, a non-GAAP measure, of $3.57 decreased $0.23, or 6.1%, compared to the prior year, while operating PPNR per share, a non-GAAP measure, of $4.76 decreased $0.30, or 5.9%, compared to 2022. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000’s omitted, except per share data)	2024	2023	2022
Net interest income	$449,117	$437,285	$420,630
Provision for credit losses	22,773	11,203	14,773
Loss on sales of investment securities	(487)	(52,329)	0
Unrealized gain (loss) on equity securities	1,231	(47)	(44)
Gain on debt extinguishment	0	242	0
Other noninterest revenues	296,442	266,968	258,769
Acquisition-related contingent consideration adjustment	244	3,280	(300)
Acquisition expenses	213	63	5,021
Restructuring expenses	0	1,163	0
Litigation accrual	138	5,800	0
Other noninterest expenses	486,230	462,379	419,547
Income before taxes	236,705	168,231	240,314
Income taxes	54,224	36,307	52,233
Net income	$182,481	$131,924	$188,081

Diluted weighted average common shares outstanding	53,098	53,908	54,361
Diluted earnings per share	$3.44	$2.45	$3.46

The Company operates four businesses: Banking, Employee Benefit Services, Insurance Services and Wealth Management Services. These businesses are aggregated into the following four reportable segments: Banking and Corporate, Employee Benefit Services, Insurance Services and Wealth Management Services. The Banking and Corporate segment provides a wide array of lending and depository-related products and services to individuals, businesses, and governmental units with branch locations in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts. In addition to these general intermediation services, the Banking and Corporate segment provides treasury management solutions and payment processing services. The Banking and Corporate segment also holds and manages the Company’s investment and borrowing portfolios and includes certain banking support and corporate overhead-related expenses. Employee Benefit Services, consisting of BPAS and its subsidiaries, provides the following on a national basis: employee benefit trust, collective investment fund, retirement plan and health savings account administration, fund administration, transfer agency, actuarial, and health and welfare consulting services. BPAS services more than 6,100 benefit plans with approximately 910,000 plan participants and supports $117.3 billion in employee benefit trust assets as of December 31, 2024. In addition, BPAS employs 459 professionals serving clients in every U.S. state plus the Commonwealth of Puerto Rico, and occupies 16 offices located in New York, Pennsylvania, Massachusetts, New Jersey, Texas, Minnesota, South Dakota, Washington, Florida and Puerto Rico. The Insurance Services segment includes the operating subsidiary OneGroup, a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. The Insurance Services segment includes 267 employees and 22 customer service facilities in New York, Pennsylvania, Massachusetts, South Carolina and Florida. Wealth Management Services include trust services provided by Nottingham Trust, a division of CBNA, broker-dealer and investment advisory services provided by Community Investment Services, Inc. (“CISI”), The Carta Group, Inc. (“Carta Group”) and OneGroup Wealth Partners, Inc. (“Wealth Partners”), as well as asset management provided by Nottingham Advisors, Inc. (“Nottingham”). The Wealth Management Services segment includes 113 employees and assets under management or administration of $13.2 billion at the end of 2024. For additional financial information on the Company’s segments, refer to Note S – Segment Information in the Notes to Consolidated Financial Statements.

The primary factors explaining full year 2024 financial performance are discussed in the remaining sections of this document and are summarized by segment as follows:

BANKING AND CORPORATE

●	Banking and corporate net interest income increased $10.7 million, or 2.5%. This was the result of a 51 basis point increase in the average yield on interest-earning assets and a $672.7 million increase in average interest-earning assets, partially offset by an $871.7 million increase in average interest-bearing liabilities and a 77 basis point increase in the average rate on interest-bearing liabilities. Average loans grew $849.0 million, driven by organic growth in all loan categories, and the yield on loans increased 59 basis points from the prior year, primarily due to market-related increases in interest rates on new loan originations, as well as higher average yields on floating and adjustable-rate loans held in the portfolio. Also contributing to the growth in interest income was an increase in the average yield on investments including cash equivalents of nine basis points, offset by a $176.3 million decrease in the average book value of investments, including cash equivalents, driven primarily by the maturities of certain lower-yielding available-for-sale investment securities during the year. The increase in interest expense was driven by an increase in average interest-bearing deposit balances of $585.7 million, an increase in average borrowings of $286.0 million and a 60 basis point increase in the cost of funds to 1.36%.
●	The provision for credit losses of $22.8 million increased $11.6 million from the prior year’s provision of $11.2 million, reflective of organic loan growth, some degradation of certain asset quality metrics, and relatively stable economic forecasts. Net charge -offs of $10.1 million were $4.3 million higher than 2023, as net charge-offs increased in all portfolios except for consumer mortgage, but remained below 10-year historical averages. This resulted in an annual net charge-off ratio (net charge-offs / total average loans) of 0.10%, which was four basis points higher than the prior year, but one basis point below the 10-year historical average of 0.11%. Year-end nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of loans and other real estate owned increased 14 and 16 basis points, respectively, as compared to December 31, 2023 levels, primarily attributable to an increase in nonperforming business lending loan balances. Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 67 through 70.

●	Banking and corporate noninterest revenues, excluding realized and unrealized gains and losses on investment securities and gain on debt extinguishment, of $78.1 million for 2024 increased by $8.2 million from 2023’s level. The increase was reflective of customer interest rate swap fee revenues associated with the Company’s implementation of this product offering in 2024, an increase in mortgage banking revenues, increases in deposit service fees, and an increase in fee revenues from commercial real estate transaction advisory and placement services.
●	Banking and corporate noninterest expenses, excluding amortization of intangible assets, acquisition-related expenses, litigation accrual and restructuring expenses, increased $8.4 million, or 2.7%, in 2024, driven by a $3.7 million, or 2.1%, increase in salaries and employee benefits and a $3.6 million, or 7.5%, increase in data processing and communications along with increases in occupancy and equipment, business development and marketing and other expenses, partially offset by a decrease in legal and professional fees.

EMPLOYEE BENEFIT SERVICES

●	Employee benefit services total revenues for 2024 of $137.4 million increased $14.5 million, or 11.8%, from the prior year level, including a $0.9 million increase in net interest income due to increases in market interest rates on interest-earning cash and a $13.6 million, or 11.2%, increase in noninterest revenues from the prior year level, driven by new business and a year-over-year increase in the total participants under administration, along with growth in asset-based fee revenues due to market appreciation.
●	Employee benefit services noninterest expenses for 2024 totaled $81.6 million. This represented an increase from 2023 of $8.5 million, or 11.7%, and was primarily attributable to an $8.2 million, or 14.8%, increase in salaries and employee benefits that was impacted by an increase in the number of employees as a result of the CPD acquisition.

INSURANCE SERVICES

●	Insurance services total revenue for 2024 of $50.5 million increased $3.2 million, or 6.7%, from the prior year level as net interest income was consistent with the prior year and noninterest revenues increased $3.2 million, or 6.6%, from the prior year level. The increase in insurance services revenue was due to organic and acquisition-related growth between the periods.
●	Insurance services noninterest expenses of $43.1 million increased $4.4 million, or 11.4%, from 2023, primarily due to a $4.3 million, or 14.1%, increase in salaries and employee benefits reflective of merit and market-related increases in personnel costs, acquisition activities, and the continued buildout of resources to support an expanding revenue base.

WEALTH MANAGEMENT SERVICES

●	Wealth management services total revenue for 2024 of $38.7 million increased $5.0 million, or 14.9%, from 2023, reflective of more favorable investment market conditions that drove increases in assets under management between the periods and an increase in investment advisory customer accounts.
●	Wealth management services noninterest expenses of $28.1 million increased $3.1 million, or 12.2%, from 2023, primarily due to a $2.8 million, or 13.6%, increase in salaries and employee benefits reflective of merit and market-related increases in personnel costs and higher commission-based compensation driven by the increase in revenues.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and average equity to average asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2024	2023	2022
Return on average assets	1.14%	0.87%	1.21%
Return on average equity	10.76%	8.27%	10.85%
Dividend payout ratio	52.6%	72.4%	49.9%
Average equity to average assets	10.60%	10.47%	11.14%

As displayed in Table 2, the 2024 return on average assets ratio increased 27 basis points, while the return on average equity ratio increased 249 basis points as compared to 2023. The increase in the return on average assets was the result of an increase in net income that was impacted by a $52.3 million pre-tax realized loss on sales of investment securities in the prior year, partially offset by an increase in average assets driven by strong organic loan growth. The return on average equity ratio increased in 2024 as net income increased, which was impacted by the aforementioned loss on sales of investment securities, while average equity increased driven by an increase in retained earnings and a decrease in the average accumulated other comprehensive loss related to the Company’s investment securities portfolio. The return on average assets ratio in 2023 decreased 34 basis points from 2022, while the return on average equity ratio decreased 258 basis points as compared to 2022, primarily as a result of a decrease in net income impacted by the aforementioned loss on sales of investment securities. This was partially offset by a decrease in average assets, primarily related to the sales and maturities of certain lower-yielding available-for-sale investment securities, partially offset by strong organic loan growth during the year. The return on average equity ratio decreased in 2023 as net income decreased, which was impacted by the aforementioned loss on sales of investment securities, which was only partially offset by a decrease in average equity due primarily to an increase in the average accumulated other comprehensive loss related to the Company’s investment securities portfolio.

The return on average assets adjusted to exclude acquisition expenses, acquisition-related contingent consideration adjustments, restructuring expenses, loss on sales of investment securities, unrealized gain (loss) on equity securities, litigation accrual, gain on debt extinguishment and amortization of intangibles (“operating return on average assets”), a non-GAAP measure, decreased five basis points to 1.21% in 2024, as compared to 1.26% in 2023. The return on average equity adjusted to exclude acquisition expenses, acquisition-related contingent consideration adjustments, restructuring expenses, loss on sales of investment securities, unrealized gain (loss) on equity securities, litigation accrual, gain on debt extinguishment and amortization of intangibles (“operating return on average equity”), a non-GAAP measure, decreased 65 basis points to 11.43% in 2024, from 12.08% in 2023. See Table 20 beginning on page 77 for Reconciliation of GAAP to Non-GAAP Measures.

The dividend payout ratio for 2024 of 52.6% decreased from 72.4% in 2023 driven by a 38.3% increase in net income and a 0.5% increase in dividends declared. The increase in dividends declared in 2024 was a result of a 2.2% increase in the dividends declared per share, partially offset by a 1.2% decrease in common shares outstanding as a result of share repurchases during the year. The dividend payout ratio for 2023 of 72.4% increased from 49.9% in 2022 driven by a 29.9% decrease in net income, which was impacted by the aforementioned loss on sales of investment securities, and a 1.7% increase in dividends declared. The increase in dividends declared in 2023 was a result of a 2.3% increase in the dividends declared per share, partially offset by a 0.8% decrease in common shares outstanding as a result of share repurchases during the year.

The average equity to average assets ratio increased in 2024 due to an increase in average equity driven by the aforementioned increase in retained earnings and decrease in the average accumulated other comprehensive loss related to the Company’s investment securities portfolio, partially offset by an increase in average assets primarily driven by strong organic loan growth. During 2024, average equity increased 6.3% while average assets increased 4.9%. In 2023, the average equity to average assets ratio decreased in comparison to 2022 as average equity decreased 7.9% driven by an increase in the average accumulated other comprehensive loss related to the Company’s investment securities portfolio, while average assets decreased 2.1% due to the sales and maturities of certain lower-yielding available-for-sale investment securities, partially offset by strong organic loan growth during the year.

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

Net interest income totaled $449.1 million in 2024, an increase of $11.8 million, or 2.7%, from the prior year. As disclosed in Table 3, fully tax-equivalent net interest income, a non-GAAP measure, totaled $452.8 million in 2024, an increase of $11.3 million, or 2.6%, from the prior year. The increase is a result of a 51 basis point increase in the yield on average interest-earning assets and a $676.8 million, or 4.8%, increase in average interest-earning asset balances, partially offset by a 76 basis point increase in the rate paid on average interest-bearing liabilities and an $871.4 million, or 9.0%, increase in average interest-bearing liability balances. As reflected in Table 4, the favorable impact of the increases in the yield on average interest-earning assets ($74.4 million) and average interest-earnings asset balances ($27.2 million) were partially offset by the unfavorable impacts of the increases in the rate paid on average interest-bearing liabilities ($80.2 million) and average interest-bearing liability balances ($10.1 million).

The 2024 net interest margin decreased seven basis points to 3.04% from 3.11% reported in 2023, while the fully tax-equivalent net interest margin, a non-GAAP measure, also decreased seven basis points to 3.07% from the 3.14% reported in the prior year. These decreases were the result of a 76 basis point increase in the rate paid on average interest-bearing liabilities, partially offset by a 51 basis point increase in the yield on interest-earning assets and a higher proportion of those assets being comprised of higher yielding loan balances due to strong organic loan growth. The increases in the yield on interest-earnings assets and rate on interest-bearing liabilities were primarily due to the impact of higher market rates during most of 2024. The 5.43% yield on average loans in 2024 increased 59 basis points as compared to 4.84% in 2023 reflective of higher interest rates on new and adjustable rate loans during the year. The yield on investments, including cash equivalents, of 2.15% in 2024 was 10 basis points higher than 2023 primarily due to higher yields on investment purchases during the year and the favorable impact higher market rates had on the yield earned on cash equivalents. The cost of interest-bearing liabilities was 1.84% during 2024 as compared to 1.08% for 2023. The increased cost reflects the 72 basis point increase in the rate paid on average deposits due in part to a shift in deposit mix as customers responded to changes in market interest rates by moving funds into higher yielding account types and the 83 basis point higher average rate paid on borrowings in 2024 that included the impact of $250.0 million of FHLB term borrowings secured during 2024.

The 2023 net interest margin increased 22 basis points to 3.11% from 2.89% reported in 2022, while the fully tax-equivalent net interest margin, a non-GAAP measure, also increased 22 basis points to 3.14% from the 2.92% reported in 2022. These increases were the result of an 80 basis point increase in the yield on interest-earning assets and a higher proportion of those assets being comprised of loan balances due to strong organic loan growth and the sales and maturities of certain lower-yielding available-for-sale investment securities between the periods, partially offset by an 84 basis point increase in the rate paid on average interest-bearing liabilities. The increases in the yield on interest-earnings assets and rate on interest-bearing liabilities was primarily due to the impact of higher market rates during 2023, including a 100 basis point increase in the Federal Funds rate during the year as a result of the Federal Reserve Bank’s efforts to lower elevated inflation, with that movement and other market factors also contributing to average three, five and 10-year treasury rates all rising by more than 100 basis points. The 4.84% yield on loans in 2023 increased 67 basis points as compared to 4.17% in 2022 due to market-related increases in interest rates on new loans, a significant increase in variable and adjustable-rate loan yields driven by rising market interest rates, including the prime rate and the Secured Overnight Financing Rate, as well as a high level of new loan originations. The yield on investments, including cash equivalents, of 2.05% in 2023 was 33 basis points higher than 2022 primarily due to the impact of the sales and maturities of certain lower-yielding available-for-sale investment securities during the year along with an increase in market rates, including the impact that had on the yield earned on cash equivalents. The cost of interest-bearing liabilities was 1.08% during 2023 as compared to 0.24% for 2022. The increased cost reflects the 55 basis point increase in the rate paid on average deposits and the 136 basis point higher average rate paid on borrowings in 2023.

Total interest income increased by $102.1 million, or 18.9%, while as shown in Table 3, total FTE-basis interest income, a non-GAAP measure, increased by $101.6 million, or 18.6%, in 2024 compared to the prior year. Average loans increased $849.0 million, or 9.2%, in 2024. This increase was driven by organic growth in all of the Company’s five main portfolios - business lending, consumer mortgage, consumer indirect, home equity and consumer direct. Loan interest income and fees increased $100.6 million, or 22.6%, while FTE-basis loan interest income and fees, a non-GAAP measure, increased $100.7 million, or 22.6%, in 2024 as compared to 2023. These increases were attributable to the aforementioned higher average loan balances and the impact of a 59 basis point higher loan yield primarily due to higher interest rates on new and adjustable rate loans during the year. Investment and interest-earning cash interest income in 2024 was $1.5 million, or 1.6%, higher than the prior year as a result of a 10 basis point increase in the average investment yield including cash equivalents and a $46.8 million increase in average cash equivalent balances, partially offset by a $219.0 million decrease in the average book basis balance of investments.

Total interest income in 2023 increased by $97.7 million, or 22.0%, while total FTE-basis interest income, a non-GAAP measure, increased by $97.8 million, or 21.8%, in comparison to 2022. A higher yield on interest-earning assets created $112.7 million of incremental interest income, while a lower average interest-earning asset balance had an unfavorable impact of $14.9 million on interest income in 2023. Average loans increased $1.17 billion, or 14.6%, in 2023. This increase was driven by increases in the average balance of the business lending, consumer indirect, consumer mortgage and home equity portfolios due to strong organic growth and the impact of the Elmira acquisition in May 2022, partially offset by a decrease in the average balance of the consumer direct portfolio. Loan interest income and fees increased $110.1 million, or 32.9%, while FTE-basis loan interest income and fees, a non-GAAP measure, increased $110.2 million, or 32.8%, in 2023 as compared to 2022. These increases were attributable to the aforementioned higher average loan balances and the impact of a 67 basis point higher loan yield due to market-related increases in interest rates on new loans and a significant increase in floating and adjustable-rate loan yields driven by rising market interest rates, including the treasury and prime rates during 2023. Investment and interest-earning cash interest income in 2023 was $12.4 million, or 11.4%, lower than the prior year as a result of a $1.34 billion decrease in the average book basis balance of investments and a $304.7 million decrease in average cash equivalents, partially offset by a 33 basis point increase in the average investment yield including cash equivalents. The higher average investment yield and the lower average book balance of investments was reflective of the sales and maturities of certain lower-yielding available-for-sale investment securities during 2023.

Total interest expense increased by $90.3 million to $194.4 million in 2024 from $104.1 million in 2023. As shown in Table 4, higher interest rates on interest-bearing liabilities resulted in an increase in interest expense of $80.2 million, while higher average interest-bearing liability balances resulted in a $10.1 million increase in interest expense. Interest expense as a percentage of average interest-earning assets for 2024 increased 58 basis points to 1.32% from 0.74% in the prior year. The rate on interest-bearing deposits of 1.66% was 72 basis points higher than 2023, primarily due to an increase in certain product rates in response to changes in market interest rates during the year and a higher proportion of average money market and time deposit balances that carry a higher average rate than interest checking and savings deposits. The rate on borrowings increased 83 basis points to 3.80% in 2024, primarily due to the aforementioned increase in market interest rates. Total average funding balances (deposits and borrowings) in 2024 increased $603.4 million, or 4.5%. Average deposits increased $317.4 million, driven by an increase in average time and money market deposit balances partially offset by decreases in average demand, interest checking and savings deposit balances. Average non-time deposit balances decreased $439.1 million, or 3.8%, and accounted for 84.6% of total average deposits in 2024 compared to 90.1% in 2023, reflective of shifts to higher-rate time and money market deposit accounts in the higher interest rate environment during most of 2024. Average time deposit balances increased $756.6 million year-over-year and represented 15.4% of total average deposits for 2024 compared to 9.9% in 2023. Average external borrowings increased $286.0 million, or 45.3%, in 2024 as compared to 2023, primarily due to increases in average FHLB term borrowings of $360.1 million and Federal Reserve short-term borrowings of $54.1 million, partially offset by decreases in average overnight borrowings of $97.8 million and average securities sold under agreement to repurchase (“customer repurchase agreements”) of $33.9 million. The increase in average FHLB term borrowings was due to the Company securing $250.0 million of fixed rate borrowings in the second and third quarters of 2024 to meet the Company’s funding needs, including to support strong loan growth.

Total interest expense increased by $81.0 million to $104.1 million in 2023 from $23.1 million in 2022. As shown in Table 4, higher interest rates on interest-bearing liabilities resulted in an increase in interest expense of $80.9 million, while higher average interest-bearing liability balances resulted in a $0.1 million increase in interest expense between 2022 and 2023. Interest expense as a percentage of average earning assets for 2023 increased 58 basis points to 0.74% from 0.16% in 2022. The rate on interest-bearing deposits of 0.94% was 78 basis points higher than 2022, primarily due to an increase in certain product rates in response to changes in market interest rates during 2023 and a higher proportion of average time deposit balances that generally carry a higher average rate than interest checking, savings and money market deposits. The rate on borrowings increased 136 basis points from 2022 to 2.97% in 2023, primarily due to the aforementioned increase in market interest rates. Total average funding balances (deposits and borrowings) in 2023 decreased $196.3 million, or 1.4%. Average deposits decreased $328.7 million, driven by a decrease in average non-time deposit balances partially offset by an increase in average time deposit balances. Average non-time deposit balances decreased $680.5 million, or 5.5%, and accounted for 90.1% of total average deposits in 2023 compared to 93.0% in 2022, due in part to outflows driven by higher customer expenditure levels in the inflationary environment, increased rate competition from other banks and non-depository financial institutions and shifts to higher-rate time deposit accounts in the rising interest rate environment. Average time deposit balances increased $351.8 million year-over-year and represented 9.9% of total average deposits for 2023 compared to 7.0% in 2022. Average external borrowings increased $132.5 million, or 26.5%, in 2023 as compared to 2022, primarily due to increases in average FHLB term borrowings of $127.8 million and average overnight borrowings of $9.5 million. The increase in average FHLB term borrowings was due to the Company securing $400.0 million of fixed rate borrowings in the third and fourth quarters of 2023 to meet the Company’s funding needs, including to support strong loan growth.

The following table sets forth information related to average interest-earning assets and average interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent (“FTE”) basis using a marginal income tax rate of 25.0% for 2024, 24.4% in 2023 and 24.3% in 2022. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment, late and other fees and the accretion of acquired loan purchase discounts and premiums. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Average		Avg. Yield/Rate	Average		Avg. Yield/Rate	Average		Avg. Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$102,690	$5,290	5.15%	$55,881	$2,775	4.97%	$360,542	$1,495	0.41%
Taxable investment securities (1)	4,136,337	80,444	1.94%	4,294,210	79,593	1.85%	5,639,310	93,876	1.66%
Nontaxable investment securities (1)	453,676	14,993	3.30%	514,802	17,395	3.38%	506,503	16,787	3.31%
Loans (net of unearned discount)(2)	10,062,177	546,522	5.43%	9,213,168	445,867	4.84%	8,042,310	335,645	4.17%
Total interest-earning assets	14,754,880	647,249	4.39%	14,078,061	545,630	3.88%	14,548,665	447,803	3.08%
Noninterest-earning assets	1,235,817			1,164,823			1,018,474
Total assets	$15,990,697			$15,242,884			$15,567,139

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$7,600,646	82,999	1.09%	$7,771,827	52,629	0.68%	$8,194,558	8,030	0.10%
Time deposits	2,037,315	76,521	3.76%	1,280,751	32,708	2.55%	928,990	7,014	0.76%
Customer repurchase agreements	271,359	4,584	1.69%	305,213	3,094	1.01%	307,528	998	0.32%
Overnight borrowings	86,770	4,851	5.59%	184,581	9,349	5.06%	175,080	6,518	3.72%
FHLB and other borrowings	505,130	22,813	4.52%	140,816	6,285	4.46%	13,051	386	2.96%
Federal Reserve short-term borrowings	54,098	2,643	4.88%	0	0	0.00%	0	0	0.00%
Subordinated notes payable	0	0	0.00%	765	38	4.96%	3,264	153	4.67%
Total interest-bearing liabilities	10,555,318	194,411	1.84%	9,683,953	104,103	1.08%	9,622,471	23,099	0.24%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,580,297			3,848,261			4,106,029
Other liabilities	159,288			114,946			105,118
Shareholders' equity	1,695,794			1,595,724			1,733,521
Total liabilities and shareholders' equity	$15,990,697			$15,242,884			$15,567,139

Net interest earnings		$452,838			$441,527			$424,704

Net interest spread			2.52%			2.77%			2.81%
Net interest spread (FTE) (non-GAAP)			2.55%			2.80%			2.84%
Net interest margin on interest-earning assets			3.04%			3.11%			2.89%
Net interest margin on interest-earning assets (FTE) (non-GAAP)			3.07%			3.14%			2.92%

Fully tax-equivalent adjustment (3)		$3,721			$4,242			$4,074
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been taxable. The adjustment enhances the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 4 below, the change in net interest income (FTE basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 4: Rate/Volume

	2024 Compared to 2023			2023 Compared to 2022
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000’s omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$2,408	$107	$2,515	$(2,254)	$3,534	$1,280
Taxable investment securities	(2,988)	3,839	851	(24,113)	9,830	(14,283)
Nontaxable investment securities	(2,027)	(375)	(2,402)	277	331	608
Loans (net of unearned discount)	43,247	57,408	100,655	52,586	57,636	110,222
Total interest-earning assets (2)	27,156	74,463	101,619	(14,902)	112,729	97,827

Interest paid on:
Interest checking, savings and money market deposits	(1,184)	31,554	30,370	(435)	45,034	44,599
Time deposits	24,382	19,431	43,813	3,524	22,170	25,694
Customer repurchase agreements	(376)	1,866	1,490	(8)	2,104	2,096
Overnight borrowings	(5,385)	887	(4,498)	371	2,460	2,831
FHLB and other borrowings	16,452	76	16,528	5,608	291	5,899
Federal Reserve short-term borrowings	2,643	0	2,643	0	0	0
Subordinated notes payable	(38)	0	(38)	(115)	0	(115)
Total interest-bearing liabilities (2)	10,117	80,191	90,308	152	80,852	81,004

Net interest earnings (2)	$20,913	$(9,602)	$11,311	$(14,047)	$30,870	$16,823
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits, customer interest rate swap fees, commercial real estate transaction advisory and placement services, and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial, benefit plan administration and recordkeeping services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the Nottingham Trust division within CBNA), broker-dealer and investment advisory products and services (performed by Community Investment Services Inc. (“CISI”), OneGroup Wealth Partners, Inc. and The Carta Group, Inc.) and asset management services (performed by Nottingham Advisors, Inc.); and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company has other transactions that impact noninterest revenues, including realized and unrealized gains or losses on investment securities and gains or losses on debt extinguishment.

Table 5: Noninterest Revenues

	Years Ended December 31,
(000’s omitted except ratios)	2024	2023	2022
Employee benefit services	$130,981	$117,961	$115,408
Insurance services	50,249	47,094	39,810
Wealth management services	36,668	31,941	31,667
Deposit service charges and fees	31,566	28,921	33,970
Debit interchange and ATM fees	26,717	25,768	26,578
Mortgage banking	4,421	595	390
Other banking revenues	15,840	14,688	10,946
Subtotal	296,442	266,968	258,769
Loss on sales of investment securities	(487)	(52,329)	0
Gain on debt extinguishment	0	242	0
Unrealized gain (loss) on equity securities	1,231	(47)	(44)
Total noninterest revenues	$297,186	$214,834	$258,725
Noninterest revenues/total revenues	39.8%	32.9%	38.1%
Operating noninterest revenues/operating revenues (FTE ) (non-GAAP) (1)	39.6%	37.7%	37.9%
(1)	Operating noninterest revenues, a non-GAAP measure, excludes loss on sales of investment securities, gain on debt extinguishment and unrealized gain (loss) on equity securities from total noninterest revenues. Operating revenues, a non-GAAP measure, is defined as net interest income on a FTE basis plus noninterest revenues, excluding loss on sales of investment securities, gain on debt extinguishment, and unrealized gain (loss) on equity securities. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 5, total noninterest revenues increased $82.4 million, or 38.3%, to $297.2 million in 2024 as compared to 2023 primarily due to revenue growth in all four of the Company’s business units and a $52.3 million pre-tax realized loss on the sale of certain available-for-sale securities in connection with a strategic balance sheet repositioning executed during the first quarter of 2023. Noninterest revenues for 2024 included a $1.2 million unrealized gain on equity securities primarily associated with the conversion of certain Visa Class B shares to Visa Class C shares and a $0.5 million realized loss on sales of investment securities associated with the sales of certain available-for-sale investment securities. Total operating noninterest revenues, a non-GAAP measure, increased $29.5 million, or 11.0%, to $296.4 million in 2024 as compared to 2023. The increase was comprised of increases in employee benefit services revenues, banking noninterest revenues, wealth management services revenues and insurance services revenues. Operating noninterest revenues, a non-GAAP measure, increased $8.2 million, or 3.2%, to $267.0 million in 2023 as compared to 2022. The increase was comprised of increases in insurance services revenues, employee benefit services revenues and wealth management services revenues, partially offset by a decrease in banking noninterest revenues.

Noninterest revenues as a percent of total revenues (defined as net interest income plus noninterest revenues) was 39.8% in 2024, an increase from 32.9% in 2023. Operating noninterest revenues as a percent of operating revenues (FTE basis), a non-GAAP measure, were 39.6% in 2024, an increase from 37.7% in the prior year. The current year increase was due to the 11.0% increase in operating noninterest revenues, a non-GAAP measure, as mentioned above that was larger than the 2.6% increase in fully tax-equivalent net interest income, a non-GAAP measure, driven by strong organic loan growth. The decrease in this ratio from 37.9% in 2022 to 37.7% in 2023 was due to a 4.0% increase in fully tax-equivalent net interest income, a non-GAAP measure, driven by a higher net interest margin and strong organic loan growth, while operating noninterest revenues, a non-GAAP measure, increased by the 3.2% mentioned above.

Banking noninterest revenues, comprised of deposit service charges and fees, debit interchange and ATM fees, mortgage banking and other banking revenues, totaled $78.5 million in 2024, an increase of $8.6 million, or 12.3%, from the prior year. The increase was driven by increases in mortgage banking revenues ($3.8 million), deposit service charges and fees ($2.7 million), other banking revenues ($1.2 million) and debit interchange and ATM fees ($0.9 million). The increase in mortgage banking revenues reflected higher sales volumes of secondary market eligible residential mortgage loans and an increase in the value of mortgage servicing rights. The increases in other banking revenues were associated with higher customer interest rate swap fee revenues due to the recent implementation of this product offering and other commercial banking-related fees, including an increase in commercial real estate transaction advisory and placement revenues generated by Axiom which was acquired in March 2023.

Banking noninterest revenues totaled $70.0 million in 2023, a decrease of $1.9 million, or 2.7%, from 2022. The decrease was driven by decreases in deposit service charges and fees ($5.0 million) and debit interchange and ATM fees ($0.8 million), partially offset by increases in other banking revenues ($3.7 million) and mortgage banking revenues ($0.2 million). The decrease in deposit service charges and fees was reflective of the Company’s implementation of certain deposit fee changes, including the elimination of nonsufficient and unavailable funds fees on personal accounts late in the fourth quarter of 2022. Debit interchange and ATM fees were unfavorably impacted by fluctuations in annual card-related promotional income, while other banking revenues benefitted from incremental revenues from the first quarter 2023 acquisition of Axiom.

As disclosed in Table 5, noninterest revenue from financial services (noninterest revenues from employee benefit services, insurance services, and wealth management services) increased $20.9 million, or 10.6%, in 2024 to $217.9 million. Financial services revenues represented 73% of total noninterest revenues in 2024 compared to 92% of total noninterest revenues in 2023, which included the impact of the loss on sales of investment securities. Financial services revenues accounted for 74% of total operating noninterest revenues, a non-GAAP measure, in both 2024 and 2023.

Employee benefit services generated revenue of $131.0 million in 2024 that reflected growth of $13.0 million, or 11.0%, primarily related to new business and increases in the total participants under administration, growth in asset-based fee revenues, resulting from market appreciation and the acquisition of certain assets of Creative Plan Designs Limited (“CPD”), a provider of employee benefit plan design, administration and consulting, on February 1, 2024. Ending employee benefit trust assets were $117.3 billion at December 31, 2024. Employee benefit services generated revenue of $118.0 million in 2023 that reflected growth of $2.6 million, or 2.2%, from 2022 primarily related to new business and a year-over-year increase in the total participants under administration, along with a modest increase from market appreciation. Employee benefit trust assets within the Company’s employee benefit services segment increased $17.3 billion to $124.8 billion at the end of 2023 as compared to 2022 due to the factors above.

Insurance services revenues increased $3.2 million, or 6.7%, in 2024 due to organic and acquired growth in commissions revenues. Insurance services revenues increased $7.3 million, or 18.3%, in 2023 attributable to a strong premium market and organic expansion, along with growth resulting from acquisitions between the periods.

Wealth management services revenues increased $4.7 million, or 14.8%, in 2024 as investment advisory customer accounts increased and more favorable investment market conditions drove an increase in the value of assets under management between the periods. Assets under management and administration within the wealth management businesses increased $1.4 billion to $13.2 billion at December 31, 2024 as compared to one year earlier, a new year-end record. Wealth management services revenues increased $0.3 million, or 0.9%, in 2023 as more favorable investment market conditions drove increases in assets under management between the periods. Assets under management and administration within the Company’s wealth management services segment were $11.8 billion at the end of 2023, an increase of $4.5 billion from year-end 2022. Assets under management and administration included approximately $3.3 billion and $3.1 billion of intercompany assets under management and administration at the end of 2024 and 2023, respectively, associated with certain employee benefit trust accounts.

Noninterest Expenses

As shown in Table 6, noninterest expenses of $486.8 million in 2024 were $14.1 million, or 3.0%, higher than 2023, reflective of increases in salaries and employee benefits, data processing and communications expenses, occupancy and equipment expenses, business development and marketing expenses and acquisition expenses. These increases were partially offset by decreases in legal and professional fees, amortization of intangible assets, restructuring expenses, acquisition-related contingent consideration adjustments and litigation expenses.

Noninterest expenses of $472.7 million in 2023 were $48.4 million, or 11.4%, higher than 2022, reflective of an accrual associated with the expected settlement of a threatened collective and class action matter, an increase in salaries and employee benefits, primarily driven by merit and market-related increases in employee wages, higher employee medical expenses and certain executive retirement expenses, as well as increases in other expenses, acquisition-related contingent consideration adjustment, data processing and communications expenses, business development and marketing expenses, legal and professional fees, restructuring expenses and occupancy and equipment expenses. These increases were partially offset by decreases in acquisition expenses and amortization of intangible assets. The increase in other expenses included the impact of a higher FDIC insurance base assessment rate, an FDIC special assessment and elevated customer-related fraud losses.

Noninterest expenses as a percent of average assets for 2024 was 3.04%, a decrease of six basis points from 3.10% in 2023 and 31 basis points higher than 2.73% in 2022. Operating noninterest expenses (non-GAAP) as a percent of average assets, a non-GAAP measure, for 2024 was 2.95%, which was consistent with the 2023 level and 35 basis points higher than 2.60% in 2022. The changes in these ratios for 2024 were due to a 3.0% increase in noninterest expenses and a 5.4% increase in operating noninterest expenses, a non-GAAP measure, while average assets increased by 4.9%, primarily due to organic loan growth. The increases in these ratios for 2023 were due to a 11.4% increase in noninterest expenses and a 10.8% increase in operating noninterest expenses, a non-GAAP measure, while average assets declined by 2.1%, primarily due to the sales and maturities of certain lower-yielding available-for-sale investment securities.

The GAAP efficiency ratio expresses the level of noninterest expenses as a percentage of total revenues (net interest income plus total noninterest revenues). The Company also utilizes the operating efficiency ratio, a non-GAAP measure, which is a performance measurement tool widely used by banks and is defined by the Company as operating noninterest expenses, a non-GAAP measure, divided by fully-tax equivalent operating revenues, a non-GAAP measure. Lower ratios correlate to better operating efficiency.

The 2024 GAAP efficiency ratio of 65.2% decreased 7.3 percentage points from the 2023 GAAP efficiency ratio as noninterest expenses increased 3.0% while total revenues increased 14.4% including the impact of the loss on sales of investment securities in 2023. The 2023 GAAP efficiency ratio of 72.5% increased 10.0 percentage points from the 2022 GAAP efficiency ratio as noninterest expenses increased 11.4% while total revenues decreased 4.0% primarily as a result of the loss on sales of investment securities in connection with the Company’s first quarter balance sheet repositioning. The 2024 operating efficiency ratio, a non-GAAP measure, of 63.0% was 0.2 percentage points lower than the 2023 non-GAAP operating efficiency ratio of 63.2% as the 5.4% increase in operating noninterest expenses, a non-GAAP measure, grew at a slower pace than the 5.8% increase in fully tax-equivalent operating revenues, a non-GAAP measure, comprised of a 2.6% increase in fully tax-equivalent net interest income, a non-GAAP measure and an 11.0% increase in operating noninterest revenues, a non-GAAP measure. The 2023 non-GAAP operating efficiency ratio of 63.2% was 4.0 percentage points higher than the 2022 non-GAAP operating efficiency ratio of 59.2% as the 10.8% increase in operating noninterest expenses, a non-GAAP measure, grew at a faster pace than the 3.7% increase in fully tax-equivalent operating revenues, a non-GAAP measure, comprised of a 4.0% increase in fully tax-equivalent net interest income, a non-GAAP measure and a 3.2% increase in operating noninterest revenues, a non-GAAP measure. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Table 6: Noninterest Expenses

	Years Ended December 31,
(000’s omitted)	2024	2023	2022
Salaries and employee benefits	$300,779	$281,803	$257,339
Data processing and communications	61,843	57,585	54,099
Occupancy and equipment	43,658	42,550	42,413
Business development and marketing	16,059	15,731	13,095
Legal and professional fees	15,323	15,921	14,018
Amortization of intangible assets	14,259	14,511	15,214
Acquisition-related contingent consideration adjustments	244	3,280	(300)
Acquisition expenses	213	63	5,021
Restructuring expenses	0	1,163	0
Litigation accrual	138	5,800	0
Other	34,309	34,278	23,369
Total noninterest expenses	$486,825	$472,685	$424,268
Noninterest expenses/average assets	3.04%	3.10%	2.73%
Operating noninterest expenses(1) /average assets (non-GAAP)	2.95%	2.95%	2.60%
Efficiency ratio (GAAP)	65.2%	72.5%	62.5%
Operating efficiency ratio (non-GAAP)(2)	63.0%	63.2%	59.2%
(1)

Operating noninterest expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, acquisition-related contingent consideration adjustment, litigation accrual, restructuring expenses and amortization of intangible assets. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

(2)

Operating efficiency ratio, a non-GAAP measure, is calculated as operating noninterest expenses as defined in footnote (1) above divided by net interest income on a FTE basis plus noninterest revenues excluding loss on sales of investment securities, gain on debt extinguishment and unrealized gain (loss) on equity securities. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Salaries and employee benefits increased $19.0 million, or 6.7%, in 2024, driven by merit and market-related increases in employee wages, higher medical benefit costs and acquisitions between the periods which increased the number of employees in the financial services businesses, partially offset by the impact of the previously announced retail banking customer service workforce optimization plan. Salaries and employee benefits increased $24.5 million, or 9.5%, in 2023, driven by merit and market-related increases in employee wages, higher employee medical expenses and certain executive retirement expenses. There was a net decrease in full-time equivalent employees during 2023, primarily due to the impact of the fourth quarter 2023 retail workforce optimization, which resulted in $1.2 million of related severance payments recognized as restructuring expenses. Total full-time equivalent staff at the end of 2024 was 2,698 compared to 2,669 at December 31, 2023 and 2,803 at the end of 2022.

Total non-personnel, noninterest expenses, excluding amortization of intangible assets, acquisition-related expenses, restructuring expenses and litigation accrual, increased $5.1 million, or 3.1%, in 2024, reflective of increases in data processing and communications expenses, occupancy and equipment expenses, business development and marketing expenses, partially offset by a decrease in legal and professional fees. The increase in data processing and communications expenses is reflective of the Company’s continued investment in customer-facing and back-office technologies including additional technology to enhance its detection and prevention of customer payment-related fraud. Occupancy and equipment expenses increased due to increased rent paid on leased properties, partially offset by the effects of branch consolidations undertaken in 2023 and 2024. Business development and marketing expenses increased due to the Company’s investment in digital marketing initiatives and higher levels of targeted advertisements intended to generate deposit inflows.

Total non-personnel, noninterest expenses, excluding acquisition-related expenses, restructuring expenses and litigation accrual, increased $18.4 million, or 11.3%, in 2023, reflective of increases in other expenses, data processing and communications expenses, business development and marketing expenses, legal and professional fees and occupancy and equipment expenses, partially offset by a decrease in amortization of intangible assets. Other expenses were up $10.5 million, or 66.8%, in 2023 primarily driven by higher FDIC insurance expenses due to a higher base assessment rate and a $1.5 million accrual for a special assessment, the impact of elevated customer-related fraud losses and a reduced pension-related benefit. The Company is investing in additional technology to enhance its detection and prevention of customer payment-related fraud. The increase in data processing and communications expenses is reflective of the Company’s continued investment in customer-facing and back-office digital technologies. Business development and marketing expenses increased due to the Company’s investment in digital marketing initiatives and higher levels of targeted advertisements intended to generate deposit inflows. Legal and professional fees were up primarily as a result of legal fees associated with various matters, including the lawsuit previously mentioned. Occupancy and equipment expenses increased due to inflationary pressures, partially offset by the effects of branch consolidations undertaken in 2022 and 2023.

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

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective taxing authorities, plus the impact of deferred tax items. Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 121. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective income tax rate for 2024 was 22.9%, compared to 21.6% in 2023 and 21.7% in 2022. The increase in the effective income tax rate for 2024 compared to the effective tax rate for 2023 is primarily attributable to an increase in pre-tax income due to the realized losses on sales of investment securities in 2023 as well as a higher proportion of income from fully taxable sources. The decrease in the effective income tax rate for 2023, compared to the effective tax rate for 2022, is primarily attributable to a decrease in pre-tax income due to the 2023 realized loss on sales of investment securities. Excluding the impact of tax benefits related to stock-based compensation activity and amortization of income tax credit investments, the effective tax rate for full year 2024 was 19.0%, down from 21.0% for full year 2023, driven by the recognition of certain solar energy income tax credits during the fourth quarter of 2024.

Shareholders’ Equity and Regulatory Capital

Shareholders’ equity ended 2024 at $1.76 billion, up $64.9 million, or 3.8%, from the end of 2023. This increase reflects net income of $182.5 million, stock-based compensation of $8.3 million, the issuance of shares through employee stock plans of $7.1 million and a decrease in accumulated other comprehensive loss of $8.8 million, partially offset by common stock dividends declared of $96.0 million and common stock repurchased of $45.8 million. The change in accumulated other comprehensive loss was primarily driven by a positive $9.6 million adjustment in the overfunded status of the Company’s employee retirement plans, offset by $0.8 million of additional other comprehensive loss related to the Company’s available-for-sale investment portfolio. The change in the other comprehensive loss related to the Company’s available-for-sale investment portfolio includes a net decrease in the after-tax market value adjustment on the available-for-sale investment portfolio due to movements in medium to long-term interest rates and the volume and rates associated with the security purchases, sales and maturities that occurred in 2024. Shares outstanding decreased by 0.7 million during the year due to the repurchase of 1.0 million shares during 2024, partially offset by share issuances under employee stock plans and deferred compensation arrangements.

Shareholders’ equity ended 2023 at $1.70 billion, up $146.2 million, or 9.4%, from the end of 2022. This increase reflects net income of $131.9 million, stock-based compensation of $9.3 million, the issuance of shares through employee stock plans of $1.0 million and a decrease in accumulated other comprehensive loss of $129.5 million, partially offset by common stock dividends declared of $95.5 million and common stock repurchased of $30.0 million. The change in accumulated other comprehensive loss was primarily driven by $125.4 million of other comprehensive income related to the Company’s available-for-sale investment portfolio, including a net decrease in the after-tax market value adjustment on the available-for-sale investment portfolio due to movements in medium to long-term interest rates, as well as the volume and rates associated with the security purchases, sales and maturities that occurred in 2023 and the recognition of the loss on sales of available-for-sale investment securities related to the Company’s first quarter balance sheet repositioning. The change in accumulated other comprehensive loss also reflected a positive $4.1 million adjustment in the overfunded status of the Company’s employee retirement plans. Shares outstanding decreased by 0.4 million during the year due to the repurchase of 0.6 million shares during 2023, partially offset by share issuances under employee stock plans and deferred compensation arrangements.

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

The Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of December 31, 2024, 2023 and 2022. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer as of December 31, 2024, 2023 and 2022, the Company and the Bank must maintain:

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

As of December 31, 2024, 2023 and 2022, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of December 31, 2024, 2023 and 2021, the regulatory capital ratios for the Company and Bank are presented in Table 7 below.

Table 7: Regulatory Ratios

	December 31, 2024		December 31, 2023		December 31, 2022
	Community Financial	Community	Community Financial	Community	Community Financial	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.19%	7.69%	9.34%	7.70%	8.79%	7.26%
Common equity tier 1 capital ratio	14.23%	11.96%	14.75%	12.11%	15.71%	12.86%
Tier 1 risk-based capital ratio	14.23%	11.96%	14.76%	12.11%	15.71%	12.86%
Total risk-based capital ratio	15.01%	12.74%	15.46%	12.82%	16.40%	13.56%

The Company’s tier 1 leverage ratio, a primary measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” decreased 15 basis points from the prior year to end the year at 9.19%. The decrease in the tier 1 leverage ratio as compared to 2023 was the result of an increase in average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, of 5.4%, primarily due to organic loan growth, while shareholders’ equity, excluding intangibles and other comprehensive income or loss items, increased 3.7%, as the impact of net earnings retention outweighed share repurchases during the year. For additional financial information on the Company’s regulatory capital, refer to Note O – Regulatory Matters in the Notes to Consolidated Financial Statements. The shareholders’ equity-to-assets ratio was 10.76% at the end of 2024 compared to 10.92% at the end of 2023. The decrease was due to assets increasing by 5.3% driven primarily by organic loan growth, while shareholders’ equity increased 3.8%, as the impact of net earnings retention outweighed share repurchases during the year. The tangible equity-to-assets ratio, a non-GAAP and regulatory reporting measure, was 5.83% at the end of 2024 versus 5.75% one year earlier. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures. The increase was due to tangible common shareholders’ equity increasing by 7.2% in 2024 primarily due to a $50.6 million increase in net income and an $8.8 million decrease in accumulated other comprehensive loss, while tangible assets increased 5.6% from the prior year, reflective of organic loan growth. The Company manages organic and acquired growth in a manner that enables it to continue to maintain and grow its capital base over time and maintain its ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2024 of $96.0 million represented an increase of 0.5% over the prior year. This growth was a result of a $0.04 increase in dividends per share for the year, partially offset by a 1.2% decrease in outstanding shares. Dividends per share for 2024 of $1.82 represents a 2.2% increase from $1.78 in 2023, a result of quarterly dividends per share increasing from $0.44 to $0.45 in the third quarter of 2023 and from $0.45 to $0.46 in the third quarter of 2024. The 2024 increase in quarterly dividends marked the 32nd consecutive year of dividend increases for the Company. The dividend payout ratio for 2024 was 52.6% compared to 72.4% in 2023, and 49.9% in 2022. The dividend payout ratio decreased during 2024 as dividends declared increased 0.5% while net income increased 38.3% from 2023, primarily driven by the loss on sales of investment securities recognized in the first quarter of 2023.

The Company’s ability to pay dividends to its shareholders is subject to laws and regulations imposing restrictions on the amount of dividends that may be declared and paid. Dividend payments by the Company are dependent on a number of factors, including the earnings and financial condition of the Company and the Bank and the ability of the Company to receive dividends from the Bank, and are subject to the limitations referred to in Note O: Regulatory Matters.

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

Given the uncertain nature of the Company’s customers’ demands, as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as borrowings from the FHLB and the FRB and credit lines from correspondent banks. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary sources of funds are deposits, which totaled $13.44 billion at December 31, 2024. The primary sources of non-deposit funds are customer repurchase agreements and FHLB and FRB overnight advances and term borrowings. At December 31, 2024, there were $261.6 million of customer repurchase agreements, $118.0 million of overnight borrowings, and $610.6 million of FHLB term borrowings outstanding.

The Company’s primary sources of available liquidity include unrestricted cash and cash equivalents, borrowing capacity at the FHLB and FRB, as well as net unpledged investment securities that could be sold, subject to market conditions, or used to collateralize additional funding. Table 13 below details the available sources of liquidity at December 31, 2024. In addition, there was $25.0 million available in an unsecured line of credit with a correspondent bank at December 31, 2024. The Company’s sources of immediately available liquidity of $5.77 billion as of December 31, 2024 represent approximately 246% of the Company’s estimated uninsured deposits (deposits in excess of FDIC limits), net of collateralized and intercompany deposits (“net estimated uninsured deposits”), estimated to be approximately $2.35 billion. The increase in the Company’s sources of immediately available liquidity from the end of 2023 was primarily due to the Company pledging additional loans with the FRB.

Table 8: Sources of Liquidity

(000's omitted)	2024	2023
Unrestricted cash and cash equivalents	$191,894	$190,962
FHLB borrowing capacity	1,185,087	1,370,085
FRB borrowing capacity	2,670,278	1,106,806
Net unpledged investment securities	1,726,680	2,165,590
Total sources of liquidity	$5,773,939	$4,833,443

Net estimated uninsured deposits	$2,347,825	$2,184,635
Total sources of liquidity/net estimated uninsured deposits	246%	221%

The Company’s primary approach to measuring short-term liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less estimated short-term liabilities as a percentage of average assets); and second, a projection of subsequent cash availability over an additional 60 days. As of December 31, 2024, this ratio was 8.2% for the 30-day period and 7.7% for the 90-day period, excluding the Company’s capacity to borrow additional funds from the FHLB and other sources. This compares to a target minimum ratio of 7.5% for both the 30-day and 90-day period ratio. Including the added FHLB & FRB borrowing capacity, the 30-day and 90-day period ratios were 31.8% and 31.3%, respectively. This is considered to be a sufficient amount of liquidity based on the Company’s internal policy requirements of 15.0%.

To measure intermediate risk over the next twelve months, the Company reviews a sources and uses projection. As of December 31, 2024, there is sufficient liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed for various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of December 31, 2024 indicate the Company has sufficient sources of liquidity for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of growth in interest-earning assets and interest-bearing liabilities for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system which disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors (the “Board”) and the Company’s ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis. Triggers within the plan and liquidity risk monitor are not by themselves definitive indicators of insufficient liquidity, but rather a mechanism for management to monitor conditions and possibly provide advance warning which could avert or reduce the impact of a crisis. Liquidity triggers are set based on a variety of factors, including Company history, trends, and current operating performance, industry observations, and, as warranted, changes in internal and external economic factors. Indicators include: core liquidity and funding needs such as the core basic surplus, unencumbered securities to average assets, and free FHLB and FRB loan collateral to average assets; heightened funding needs indicators such as average loans to average deposits, average governmental and nongovernmental deposits to total funding, and average borrowings to total funding; capital at risk indicators including regulatory ratios; asset quality indicators; and decrease in funds availability indicators which are a combination of internal and external factors such as increased restrictions on borrowing or downturns in the credit market. The Company has established three risk levels for these liquidity triggers that inform the response based on the severity of the circumstances. Responses vary from an assessment of possible funding deficiencies with no impact on normal business operations to immediate action required due to impending funding problems. For more information regarding the risk factor associated with the possibility of a funding crisis, refer to the discussion under the heading “Item 1A. Risk Factors” beginning on page 17.

Intangible Assets

The changes in intangible assets by reportable segment for the year ended December 31, 2024 are summarized as follows:

Table 9: Intangible Assets

		Additions /
	Balance at	Adjustments /			Balance at
(000’s omitted)	December 31, 2023	Transfers(1)	Amortization	Impairment	December 31, 2024
Banking and Corporate Segment
Goodwill	$732,598	$0	$0	$0	$732,598
Core deposit intangibles	8,159	0	3,011	0	5,148
Other intangibles	958	0	234	0	724
Total Banking and Corporate Segment	741,715	0	3,245	0	738,470
Employee Benefit Services Segment
Goodwill	85,384	3,909	0	0	89,293
Other intangibles	26,883	3,332	6,901	0	23,314
Total Employee Benefit Services Segment	112,267	7,241	6,901	0	112,607
Insurance Services Segment
Goodwill	23,976	3,920	0	0	27,896
Other intangibles	14,430	6,848	3,390	0	17,888
Total Insurance Services Segment	38,406	10,768	3,390	0	45,784
Wealth Management Services Segment
Goodwill	3,438	0	0	0	3,438
Other intangibles	2,161	(266)	723	0	1,172
Total Wealth Management Segment	5,599	(266)	723	0	4,610

Total	$897,987	$17,743	$14,259	$0	$901,471
(1)	Includes additions to goodwill of $8.3 million and other intangibles of $12.5 million for the year ended December 31, 2024.

Intangible assets at the end of 2024 totaled $901.5 million, an increase of $3.5 million from the prior year due to the addition of $8.3 million of goodwill and $12.3 million of other intangibles arising from acquisition activity, partially offset by $14.3 million of amortization during the year and $2.8 million related to the sale of a customer list to a former employee. The additional goodwill and other intangibles recorded in 2024 resulted from the OneGroup and BPA acquisitions during 2024. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill at December 31, 2024 totaled $853.2 million, comprised of $732.6 million related to banking acquisitions and $120.6 million arising from the acquisition of financial services businesses. Goodwill is subject to periodic impairment analysis to determine whether the carrying value of the identified businesses exceeds their fair value, which would necessitate a write-down of goodwill. The Company completed its qualitative goodwill impairment analyses as of October 1, 2024 and determined that no adjustments were necessary for the banking or financial services businesses. The qualitative analysis included assessments of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events and changes in share price, as well as analyzing previous quantitative goodwill impairment analyses performed as of October 1, 2023. The Company determined that the inputs, assumptions and conclusions reached remained appropriate for the purpose of the 2024 qualitative analysis, and as it was determined that it was more likely than not that no impairment existed, and therefore a quantitative analysis for 2024 was not necessary. Furthermore, during 2024, 2023 and 2022, the Company performed a quarterly analysis to determine if triggering events occurred that would necessitate an interim qualitative or quantitative assessment of goodwill or other intangible impairment. No triggering event or impairment was noted during these interim analyses.

Core deposit intangibles represent the value of acquired non-time deposits in excess of funding that could have been obtained in the capital markets. Core deposit intangibles are amortized on an accelerated basis over eight years. The recognition of customer relationship intangibles was determined based on a methodology that calculates the present value of the projected future net income derived from the acquired customer base. These customer relationship intangibles are being amortized on an accelerated basis over periods ranging from eight to twelve years.

Loans

Gross loans outstanding of $10.43 billion as of December 31, 2024 increased $727.8 million, or 7.5%, compared to December 31, 2023, driven by increases in all loan categories due to net organic growth. The loan-to-deposit ratio was 77.6% as of December 31, 2024 compared to 75.1% at December 31, 2023. The increase in the loan-to-deposit ratio was driven by the aforementioned organic loan growth while ending deposits increased $513.6 million, or 4.0%. Gross loans outstanding of $9.70 billion as of December 31, 2023 increased $895.2 million, or 10.2%, compared to December 31, 2022, driven by increases in all loan categories due to net organic growth.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2021 and 2024 was 12.3%. The greatest overall expansion occurred in consumer indirect at a 14.1% CAGR, followed by business lending, which grew at a 13.6% CAGR, consumer mortgage at a 10.9% CAGR, consumer direct at a 7.7% CAGR, and home equity at a 6.2% CAGR. The Company’s loan growth over past three years was primarily organic.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified. Approximately 57% of loans outstanding at the end of 2024 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis while 43% of loans outstanding at the end of 2024 were associated with business lending.

Mortgages on commercial property combined with general-purpose business lending to commercial, industrial, non-profit and governmental customers and vehicle dealer floor plan financing is characterized as the Company’s business lending activity. The total business lending portfolio increased $420.8 million, or 10.3%, in 2024 due to net organic growth. During 2024, business non-real estate loans, including commercial and industrial lending, increased $140.6 million, or 14.0%, owner-occupied commercial real estate (“CRE”) increased $112.0 million, or 14.9%, multifamily increased $104.3 million, or 16.8%, and non-owner occupied CRE increased $63.9 million, or 3.7%. While certain macroeconomic concerns still persist related to non-owner occupied and multifamily commercial real estate, the Company’s exposure to these portfolios remains diverse both geographically and by property type, and relatively low at 16% of total assets, 24% of total loans and 198% of total bank-level regulatory capital. Commercial real estate lending represents 74.7% of the total business lending portfolio at December 31, 2024 while business non-real estate lending represents the remaining 25.3% of total business lending. The Company’s largest non-owner occupied commercial real estate lending concentration by property type is multifamily at 21.5% of total CRE lending, followed by office and commercial construction at 11.7% and 11.0%, respectively. The Company’s largest owner-occupied lending concentration by industry is retail trade at 8.7% of total CRE lending, followed by arts, entertainment and recreation at 2.6%, and health care and social assistance at 2.5%. These collateral and industry statistics combined with no metropolitan statistical area (“MSA”) accounting for more than 14% of the CRE portfolio and a very low level of commercial real estate lending being conducted in major metropolitan areas, demonstrate the Company’s diversity in the business lending portfolio, as there are no significant property type, industry or geographic concentrations. See Table 10 below for concentrations of CRE lending by borrower type and Table 11 below for concentrations of CRE by property location.

The business loan balance increases are reflective of continued high demand for multi-family housing, expansion of internal resources and proactive business development and pricing in the Company’s market areas, as well as the Company’s strong liquidity profile relative to competitors that creates opportunities to gain market share. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong asset quality and producing profitable margins. The Company intends the composition of its growth in its business lending portfolio over 2025 to be proportionally higher for business non-real estate lending than commercial real estate lending compared to what was experienced by the Company over the past several years, in order to keep CRE loans’ share of the total business portfolio relatively constant. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category.

To assist business lending customers in managing their interest rate risk, the Company enters into interest rate swaps which have associated interest rate and credit risk; for additional detail on the Company’s use of interest rate swaps, see Note R beginning on page 144 of this Form 10-K.

The following table presents the concentration by borrower type of the Company’s CRE loan balances as of December 31, 2024 and 2023:

Table 10: Concentrations of CRE Lending by Borrower Type

	December 31, 2024		December 31, 2023
	Amortized	Percentage of	Amortized	Percentage of
(000’s omitted, except percentages)	Cost	Total	Cost	Total
Multifamily and non-owner occupied CRE by property type:
Multifamily	$724,114	21.5%	$619,794	20.0%
Commercial Construction	395,482	11.7%	342,926	11.1%
Office	368,387	11.0%	342,881	11.1%
Lodging	336,221	10.0%	315,066	10.2%
Retail	256,351	7.6%	262,545	8.5%
Other Lessors of CRE	200,215	6.0%	244,986	7.9%
Warehouse/Industrial	149,722	4.5%	129,022	4.2%
Nursing/Assisted Living	56,159	1.7%	60,925	2.0%
Residential Construction	4,278	0.1%	4,480	0.1%
All Other	8,284	0.2%	8,367	0.4%
Total multifamily and non-owner occupied CRE	2,499,213	74.3%	2,330,992	75.5%

Owner-occupied CRE by industry:
Retail Trade	293,208	8.7%	220,379	7.1%
Arts, Entertainment and Recreation	87,709	2.6%	46,386	1.5%
Health Care and Social Assistance	85,151	2.5%	91,032	3.0%
Real Estate Rental and Leasing	81,802	2.4%	78,931	2.6%
Other Services	81,688	2.4%	72,325	2.3%
Agriculture and Forestry	51,602	1.5%	52,546	1.7%
Manufacturing	49,558	1.5%	54,178	1.8%
Accommodation and Food Services	39,385	1.2%	40,101	1.3%
Wholesale Trade	25,312	0.8%	23,975	0.8%
Construction	16,791	0.5%	16,162	0.5%
Transportation and Warehousing	11,547	0.3%	11,385	0.4%
Professional, Scientific and Technical Services	7,603	0.2%	9,244	0.3%
Educational Services	4,618	0.1%	4,684	0.2%
All Other	28,809	1.0%	31,446	1.0%
Total owner occupied CRE	864,783	25.7%	752,774	24.5%

Total CRE	$3,363,996	100.0%	$3,083,766	100.0%

The following table presents the geographic concentrations of the Company’s CRE loan balances by property location (MSA) as of December 31, 2024 and 2023:

Table 11: Concentrations of CRE by Property Location

December 31, 2024	Multifamily CRE		Owner occupied CRE		Non-owner occupied CRE		Total CRE
		Percentage		Percentage		Percentage		Percentage
	Amortized	of Total	Amortized	of Total	Amortized	of Total	Amortized	of Total
(000’s omitted, except percentages)	Cost	CRE	Cost	CRE	Cost	CRE	Cost	CRE
MSA:
Albany-Schenectady-Troy, NY	$104,274	3.1%	$104,162	3.1%	$250,019	7.4%	$458,455	13.6%
Burlington-South Burlington, VT	172,602	5.1%	38,500	1.1%	153,102	4.6%	364,204	10.8%
Rochester, NY	30,391	0.9%	101,207	3.0%	144,261	4.3%	275,859	8.2%
Buffalo-Cheektowaga, NY	37,587	1.1%	59,919	1.8%	172,484	5.1%	269,990	8.0%
Syracuse, NY	12,372	0.4%	71,519	2.1%	145,796	4.3%	229,687	6.8%
Scranton Wilkes-Barre, PA	61,857	1.8%	60,603	1.8%	101,573	3.0%	224,033	6.6%
Utica-Rome, NY	39,294	1.2%	35,885	1.1%	63,696	1.9%	138,875	4.2%
Ithaca, NY	30,966	0.9%	12,132	0.4%	23,481	0.7%	66,579	2.0%
All Other MSA - NY(1)(2)	87,605	2.6%	60,698	1.8%	107,881	3.2%	256,184	7.6%
All Other MSA - PA(1)(2)	17,017	0.5%	63,142	1.9%	97,908	2.9%	178,067	5.3%
All Other MSA(1)	50,505	1.5%	43,928	1.3%	249,527	7.4%	343,960	10.2%

Non-MSAs:
NY	53,690	1.6%	161,967	4.8%	198,312	5.9%	413,969	12.3%
All Other Non-MSA	25,954	0.8%	51,121	1.5%	67,059	2.1%	144,134	4.4%

Total	$724,114	21.5%	$864,783	25.7%	$1,775,099	52.8%	$3,363,996	100.0%

December 31, 2023	Multifamily CRE		Owner occupied CRE		Non-owner occupied CRE		Total CRE
		Percentage		Percentage		Percentage		Percentage
	Amortized	of Total	Amortized	of Total	Amortized	of Total	Amortized	of Total
(000’s omitted, except percentages)	Cost	CRE	Cost	CRE	Cost	CRE	Cost	CRE
MSA:
Albany-Schenectady-Troy, NY	$52,006	1.7%	$90,177	2.9%	$267,913	8.7%	$410,096	13.3%
Burlington-South Burlington, VT	156,418	5.1%	44,862	1.5%	144,620	4.7%	345,900	11.3%
Rochester, NY	24,797	0.8%	75,958	2.5%	148,831	4.8%	249,586	8.1%
Buffalo-Cheektowaga, NY	34,294	1.1%	44,939	1.5%	147,422	4.8%	226,655	7.4%
Syracuse, NY	12,453	0.4%	73,836	2.4%	143,448	4.7%	229,737	7.5%
Scranton Wilkes-Barre, PA	61,461	2.0%	46,802	1.5%	101,553	3.3%	209,816	6.8%
Utica-Rome, NY	41,126	1.3%	38,689	1.3%	48,585	1.6%	128,400	4.2%
Ithaca, NY	33,810	1.1%	8,365	0.3%	23,552	0.8%	65,727	2.2%
Glens Falls, NY	44,922	1.5%	2,524	0.1%	11,884	0.4%	59,330	2.0%
All Other MSA - NY(1)(2)	44,269	1.4%	40,915	1.3%	98,807	3.2%	183,991	5.9%
All Other MSA - PA(1)(2)	9,668	0.3%	45,611	1.5%	93,013	3.0%	148,292	4.8%
All Other MSA(1)	23,355	0.8%	28,407	0.9%	220,789	7.2%	272,551	8.9%

Non-MSAs:
NY	53,550	1.7%	156,934	5.1%	210,085	6.8%	420,569	13.6%
All Other Non-MSA	27,665	0.8%	54,755	1.7%	50,696	1.5%	133,116	4.0%

Total	$619,794	20.0%	$752,774	24.5%	$1,711,198	55.5%	$3,083,766	100.0%
(1)	The MSAs within these captions are individually less than 2% of total CRE exposure.
(2)	The MSAs within these captions include certain counties in adjacent states with a high degree of economic and social integration to the respective city based in New York or Pennsylvania.

The consumer mortgage portfolio is comprised of fixed (95%) and adjustable rate (5%) residential lending. Consumer mortgages increased $204.8 million, or 6.2%, between the end of 2023 and the end of 2024, driven by organic growth, and includes the impact of $58.8 million of secondary market sales. Over the past year, the Company produced net organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, recruitment of additional mortgage loan originators and proactive business development efforts, while also benefitting from the comparatively stable housing market conditions in the Company’s primary markets relative to the national environment. Home equity loans increased $30.9 million, or 6.9%, between the end of 2023 and the end of 2024, in part a result of lower levels of payoffs and paydowns related to consumer mortgage refinancing in the higher interest rate environment during the year.

Consumer mortgages increased $272.5 million, or 9.0%, between the end of 2022 and the end of 2023, driven by organic growth, and includes the impact of selling $6.1 million of consumer mortgage production in the secondary market. Home equity loans increased $12.5 million, or 2.9%, between the end of 2022 and the end of 2023. The growth in consumer mortgages and home equity loans was driven by the same factors indicated above that influenced the growth in 2024.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $71.3 million, or 3.8%, from one year ago, including a $64.2 million, or 3.8%, increase in consumer indirect loans and $7.1 million, or 3.8%, increase in consumer direct loans. The increases were primarily due to the Company offering competitive pricing, benefitting from reduced participation by certain competitors and capturing an increased share of the sales volumes that existed in its market area and dealer network, which resulted in growth in the Company’s consumer installment portfolio. During 2023, consumer installment loans increased $171.4 million, or 10.0%, from one year prior, including a $163.8 million, or 10.6%, increase in consumer indirect loans and a $7.6 million, or 4.3%, increase in consumer direct loans, reflective of the same factors noted above. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans have provided a key source of credit to the Company’s retail customers across its branch network for an extended period of time, and the Company is committed to continuing to offer competitive loan products in this segment. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

As shown in Table 12, 73.3% of the Company’s loan portfolio is tied to fixed interest rates while 26.7% is tied to floating or adjustable interest rates. In addition, 18.0% of the Company’s loan portfolio matures in one year or less, 39.6% matures between one to five years, 33.5% matures between five and 15 years, and 8.9% matures after 15 years. The following table shows the maturities and type of interest rates for loans as of December 31, 2024:

Table 12: Maturity Distribution of Loans (1)

	Maturing in	Maturing After	Maturing After
	One Year or	One but Within	Five but Within	Maturing After
(000’s omitted)	Less	Five Years	Fifteen Years	Fifteen Years	Total
CRE - Multifamily
Fixed interest rates	$19,744	$152,298	$205,643	$317	$378,002
Floating or adjustable interest rates	33,771	142,584	163,733	6,024	346,112
Total	$53,515	$294,882	$369,376	$6,341	$724,114

CRE - owner occupied
Fixed interest rates	$32,037	$181,304	$100,207	$81	$313,629
Floating or adjustable interest rates	57,301	193,343	282,951	17,559	551,154
Total	$89,338	$374,647	$383,158	$17,640	$864,783

CRE - non-owner occupied
Fixed interest rates	$166,056	$298,269	$336,557	$0	$800,882
Floating or adjustable interest rates	338,442	301,813	319,136	14,826	974,217
Total	$504,498	$600,082	$655,693	$14,826	$1,775,099

Commercial & industrial and other business loans
Fixed interest rates	$174,814	$260,423	$96,374	$25,078	$556,689
Floating or adjustable interest rates	298,196	195,981	81,912	8,404	584,493
Total	$473,010	$456,404	$178,286	$33,482	$1,141,182

Consumer mortgage
Fixed interest rates	$243,935	$853,595	$1,449,614	$776,115	$3,323,259
Floating or adjustable interest rates	9,625	42,103	77,522	37,271	166,521
Total	$253,560	$895,698	$1,527,136	$813,386	$3,489,780

Consumer indirect
Fixed interest rates	$406,871	$1,248,647	$112,124	$13	$1,767,655

Consumer direct
Fixed interest rates	$59,640	$122,464	$9,663	$0	$191,767
Floating or adjustable interest rates	37	11	512	0	560
Total	$59,677	$122,475	$10,175	$0	$192,327

Home equity
Fixed interest rates	$28,352	$106,895	$153,080	$26,053	$314,380
Floating or adjustable interest rates	9,480	30,152	110,968	12,445	163,045
Total	$37,832	$137,047	$264,048	$38,498	$477,425

Total loans	$1,878,301	$4,129,882	$3,499,996	$924,186	$10,432,365

(1)Scheduled repayments are reported in the maturity category in which the payment is due.

Asset Quality

The Company places a loan on nonaccrual status when the loan becomes 90 days past due, or sooner if management concludes collection of principal and interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection. Nonperforming loans, defined as nonaccruing loans and accruing loans 90 days or more past due, ended 2024 at $73.4 million. This represents an increase of $18.8 million from $54.6 million of nonperforming loans at the end of 2023. The ratio of nonperforming loans to total loans at December 31, 2024 of 0.70% increased 14 basis points from the prior year’s level. The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO increased to 0.73% at year-end 2024, up 16 basis points from one year earlier. At December 31, 2024, OREO consisted of 44 residential properties with a total value of $2.8 million. This compares to 21 residential properties with a total value of $1.1 million and one commercial property with a value of $0.1 million at December 31, 2023. The increase in OREO for 2024 as compared to 2023 was primarily driven by the Company working through a backlog of foreclosures that arose due to pandemic-related moratoriums that have since been lifted. The increases in nonperforming loans, the ratio of nonperforming loans to total loans and the ratio of nonperforming assets to total loans plus OREO were primarily attributable to an increase in nonaccrual business lending loan balances. The Company has reviewed individually assessed loans and recorded a reserve for three loans comprised of two lending relationships. It was determined that the discounted collateral value exceeded the loan balance on all other individually assessed loans.

Approximately 54% of nonperforming loan balances at December 31, 2024 are related to the business lending portfolio, which is comprised of business loans broadly diversified by collateral and industry type. Of the nonperforming loans in the business lending portfolio, multifamily represents 31% of the balances, non-owner occupied commercial real estate represents 30% of the balances, owner-occupied commercial real estate represents 19% of the balances, and other business non-real estate loans represents 20% of the balances.

Approximately 40% of the nonperforming loan balances at December 31, 2024 are related to the consumer mortgage portfolio. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. Although high levels of inflation has had some adverse impact on consumers, the unemployment rate remains low and this has contributed to the credit performance in the consumer mortgage loan portfolio remaining favorable. The remaining 6% of nonperforming loan balances relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors identified for consumer mortgages. Nonperforming loan levels in the consumer installment category are typically very low in comparison to the other portfolios because they are generally charged off before they reach non-performing status, and consequently the increase in the amount of non-performing consumer installment loans at the end of 2024 as compared to one year earlier was nominal. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 108% at the end of 2024 compared to 122% at year-end 2023 and 183% at December 31, 2022. The decrease in this ratio from one year ago was primarily driven by the increase in nonperforming business loans previously mentioned.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, ended 2024 at 1.24% of total loans outstanding, compared to 1.06% at the end of 2023. There was an increase in delinquencies for all loan portfolios except home equity for 2024 as compared to 2023. As of year-end 2024, delinquency ratios for business lending, consumer installment loans, consumer mortgages and home equity loans were 0.98%, 1.30%, 1.56%, and 1.08%, respectively. Within the business lending loan portfolio, the delinquency ratios at December 31, 2024 for multifamily was 1.73%, owner-occupied commercial real estate was 0.97%, non-owner occupied commercial real estate was 0.69%, and other commercial and industrial loans was 0.99%. Year-end 2023 delinquency rates for business lending, consumer installment loans, consumer mortgages and home equity loans were 0.61%, 1.20%, 1.49%, and 1.42%, respectively. Within the business lending loan portfolio, the delinquency ratios at December 31, 2023 for non-owner occupied commercial real estate was 1.18%, owner-occupied commercial real estate was 0.46%, other commercial and industrial loans was 0.12% and there were no delinquent multifamily loans. Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their seasonal characteristics and measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer time period. The average quarter-end delinquency ratio for total loans in 2024 was 1.05%, as compared to an average of 0.88% in 2023, and 0.80% in 2022.

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

The Company will occasionally modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, payment delay, interest rate reduction or a combination thereof. During the year ended December 31, 2024, the Company modified 19 loans with total outstanding balances of $26.9 million that were considered to be modified loans to borrowers experiencing financial difficulty.

Allowance for credit losses and loan net charge-off ratios for the past two years are as follows:

Table 13: Loan Ratios

	Years Ended December 31,
	2024	2023
Allowance for credit losses/total loans	0.76%	0.69%
Allowance for credit losses/nonperforming loans	108%	122%
Nonaccrual loans/total loans	0.64%	0.50%
Allowance for credit losses/nonaccrual loans	119%	137%
Net charge-offs to average loans outstanding:
Business lending	0.06%	0.01%
Consumer mortgage	0.01%	0.02%
Consumer indirect	0.29%	0.22%
Consumer direct	0.95%	0.65%
Home equity	0.03%	0.02%
Total loans	0.10%	0.06%

Total net charge-offs in 2024 were $10.1 million, $4.3 million more than the prior year due to an increase in net charge-offs in all loan portfolios except for consumer mortgage. Net charge-offs in 2023 of $5.8 million were $2.5 million more than the prior year due to an increase in net charge-offs in all loan portfolios.

Due to the significant increases in average loan balances over time as a result of acquisitions and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers the most meaningful representation of charge-off trends. The total net charge-off ratio of 0.10% for 2024 was four basis points higher than the ratio from 2023 and six basis points higher than the ratio from 2022. Gross charge-offs as a percentage of average loans were 0.18% in 2024, as compared to 0.14% in 2023, and 0.13% in 2022, as management continues to focus on maintaining conservative underwriting standards. Recoveries were $7.9 million in 2024, representing 51% of average gross charge-offs for the latest two years, compared to 61% in 2023 and 73% in 2022, reflective of the continued effectiveness of the Company’s repossession and disposition capabilities.

Business loan net charge-offs increased in 2024, totaling $2.7 million, for a net charge-off ratio of 0.06% of average business loans outstanding, compared to net charge-offs of $0.3 million, or 0.01% of average business loans outstanding, for 2023. Consumer installment loan net charge-offs increased to $6.9 million this year from $4.8 million in 2023, with a net charge-off ratio of 0.36% in 2024 and 0.26% in 2023. Consumer mortgage net charge-offs decreased to $0.3 million in 2024 compared to $0.6 million in 2023 with a net charge-off ratio of 0.01% and 0.02% in 2024 and 2023, respectively. Home equity had net charge-offs of $0.2 million, or 0.03%, in 2024 compared to net charge-offs of $0.1 million, or 0.02%, in 2023.

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

Management estimates the allowance for credit losses balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected future credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, size and credit quality of acquired loans, delinquency level, risk ratings or term of loans as well as actual and forecasted macroeconomic trends, including unemployment rates and changes in property values such as home prices, commercial real estate prices, including office-specific property prices, automobile prices, office-specific property vacancy rates, gross domestic product, median household income net of inflation and other relevant factors in comparison to longer-term performance. Multiple economic scenarios are utilized to encompass a range of economic outcomes and include baseline, upside and downside forecasts, which are weighted in the calculation. The segments of the Company’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. In addition to these risk characteristics, the Company considers the portion of acquired loans to the overall segment balance, the change in the volume and terms of originations, differences between the losses incurred in the period used for quantitative modeling and a longer timeframe that includes the Great Recession of 2008 (the “Great Recession”), as well as recent delinquency, charge-off and risk rating trends compared to historical time periods. The Company measures the allowance for credit losses using either the cumulative loss rate method, the line loss method, or the vintage loss rate method, dependent on the loan portfolios’ characteristics. The allowance for credit losses level computed from the collectively evaluated and individually assessed loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for credit losses to be reflected on the consolidated statements of condition. The provision for credit losses is calculated by subtracting the previous period allowance for credit losses, net of the interim period net charge-offs, from the current required allowance level. This provision is then recorded in the income statement for that period. Members of senior management and the Board’s Audit Committee review the adequacy of the allowance for credit losses quarterly.

Acquired loans are reviewed at their acquisition date to determine whether they have experienced a more-than-insignificant credit deterioration since origination. Loans that meet that definition according to the Company’s policy are referred to as purchased credit deteriorated (“PCD”) loans. PCD loans are initially recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded in the provision for credit losses.

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

As of December 31, 2024, the net purchase discount related to the $895.4 million of remaining non-PCD acquired loan balances was approximately $17.6 million, or 1.96% of that portfolio.

The allowance for credit losses increased to $79.1 million at the end of 2024 from $66.7 million as of year-end 2023. During 2024, economic forecasts remained stable while the Company experienced organic loan growth and a slight degradation in certain asset quality metrics, which drove the increase in the allowance for credit losses. The Company recorded a provision for credit losses of $22.8 million during 2024, which was $11.6 million higher than the prior year. While certain national trends persist related to commercial real estate, in particular the office and multifamily sectors, the Company determined that its exposure is primarily located in geographical areas that show stable or increasing demand and have vacancy rates below the national average. The Company has also performed internal reviews of its commercial real estate portfolio, which includes a review of the type of collateral, the status of the loan, office commercial real estate-specific balances, percent of total capital, levels of delinquencies, charge-offs, nonperforming loans and classified and criticized loans, and weighted average risk ratings. Based on these reviews, management determined that the commercial real estate loan portfolio was performing in line with expectations. Refer to Note D: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

The allowance for credit losses increased to $66.7 million at the end of 2023 from $61.1 million as of year-end 2022. During 2023, economic forecasts remained stable and the Company experienced organic loan growth. The Company recorded a provision for credit losses of $11.2 million during 2023.

The ratio of the allowance for credit losses to total loans of 0.76% for year-end 2024 was seven basis points higher than the level at the end of 2023, due to the factors noted previously. The ratio at year-end 2023 was consistent with the level at the end of 2022 due to stable economic forecasts and asset quality metrics. Management considers the year-end 2024 and 2023 allowance for credit losses to be adequate. The provision for credit losses as a percentage of average loans was 0.23% in 2024 as compared to 0.12% in 2023 and 0.18% in 2022. The provision for credit losses was 225% of net charge-offs in 2024 versus 193% in 2023 and 443% in 2022.

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

Table 14: Allowance for Credit Losses by Loan Type

	December 31, 2024		December 31, 2023
	Allowance	Percent of	Allowance	Percent of
	for Credit	Total Loan	for Credit	Total Loan
(000’s omitted except for ratios)	Losses	Balances	Losses	Balances
Business lending	$37,201	43.2%	$26,854	42.1%
Consumer mortgage	15,017	33.5%	15,333	33.9%
Consumer indirect	20,895	16.9%	18,585	17.5%
Consumer direct	3,453	1.8%	3,269	1.9%
Home equity	1,548	4.6%	1,628	4.6%
Unallocated	1,000	0.0%	1,000	0.0%
Total	$79,114	100.0%	$66,669	100.0%

As demonstrated in Table 14, the consumer direct and indirect installment loan portfolios carry higher credit risk than the business lending, consumer mortgage and home equity portfolios and therefore the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at year-end 2024 was consistent with 2023. The changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques. However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management remained conservative in the approaches used to establish the overall allowance for credit losses. Management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable.

Funding Sources

The Company utilizes a variety of funding sources to support the interest-earning asset base as well as to achieve targeted growth objectives. Overall funding is comprised of three primary sources that possess a variety of maturity, stability and price characteristics: deposits of individuals, partnerships and corporations (non-governmental deposits), governmental deposits that are collateralized for amounts not covered by FDIC insurance (governmental deposits), and external borrowings. The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years indicated:

Table 15: Average Deposits

	2024		2023		2022
	Average	Average	Average	Average	Average	Average
(000’s omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$3,580,297	0.00%	$3,848,261	0.00%	$4,106,029	0.00%
Interest checking deposits	2,861,772	0.55%	3,055,443	0.42%	3,326,723	0.10%
Savings deposits	2,229,602	0.51%	2,365,379	0.25%	2,403,719	0.03%
Money market deposits	2,509,272	2.23%	2,351,005	1.43%	2,464,116	0.16%
Time deposits	2,037,315	3.76%	1,280,751	2.55%	928,990	0.76%
Total deposits	$13,218,258	1.21%	$12,900,839	0.66%	$13,229,577	0.11%

Non-governmental deposits	$11,351,721	0.96%	$11,418,481	0.55%	$11,723,081	0.12%
Governmental deposits	1,866,537	2.73%	1,482,358	1.51%	1,506,496	0.10%
Total deposits	$13,218,258	1.21%	$12,900,839	0.66%	$13,229,577	0.11%

As displayed in Table 15, average total deposits in 2024 increased $317.4 million, or 2.5%, from the prior year, comprised of a $756.6 million, or 59.1%, increase in time deposits, partially offset by a $439.2 million, or 3.8%, decrease in non-time deposits. The increase in average deposits and the change in deposit mix towards a higher time deposit balance was primarily due to customers responding to changes in market interest rates by moving funds into higher yielding account types, as well as increased rate competition from other banks and non-depository financial institutions.

Average total deposits in 2023 decreased $328.7 million, or 2.5%, from 2022 comprised of a $680.5 million, or 5.5%, decrease in non-time deposits, partially offset by a $351.8 million, or 37.9%, increase in time deposits. The decrease in average deposits and the change in deposit mix towards a higher time deposit balance was primarily due to higher customer expenditure levels in the inflationary environment and customers responding to changes in market interest rates.

Non-governmental, non-time deposits are frequently considered to be an attractive source of funding because they are generally stable, do not need to be collateralized, carry a relatively low interest rate, generate fee income and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be cross-sold. The Company’s funding composition continues to benefit from a high level of non-governmental deposits, with an average balance of $11.35 billion, which decreased $66.8 million, or 0.6%, from 2023, and equaled 86% of total average deposits, three percentage points lower than 2023 due mostly to strong growth in governmental deposits. The Company continues to focus on expanding its core deposit relationship base through its competitive product offerings and high quality customer service.

Full-year average governmental deposits increased $384.2 million, or 25.9%, during 2024 to $1.87 billion, reflective of competitive offerings and expansion of the Company’s governmental deposit relationship base due in part to additional business development efforts. Governmental deposit balances tend to be more volatile than non-governmental deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change from year to year. The Company is required to collateralize certain local governmental deposits in excess of FDIC coverage with marketable securities from its investment portfolio. Due to this stipulation, as well as the competitive bidding nature of governmental time deposits, management considers this funding source to share some of the same attributes as borrowings. However, the Company has many long-standing relationships with governmental entities throughout its markets and the deposits held by these customers have provided a relatively attractive and stable funding source over an extended period of time.

The mix of average deposits shifted as compared with the prior year as customers moved to higher yielding deposit accounts. Non-time deposits (noninterest checking, interest checking, savings and money markets) represented approximately 85% of the Company’s average deposit funding base in 2024 versus 90% last year, while time deposits this year represent approximately 15% of total average deposits compared to 10% in 2023. The cost of interest-bearing deposits of 1.66% in 2024 was 72 basis points higher than the 0.94% cost of interest-bearing deposits in 2023 as a result of the aforementioned deposit mix shift and increases in the average rates paid on interest checking, savings, money market and time deposits due to market conditions. The total cost of deposit funding, which includes noninterest checking balances, was 1.21% in 2024, a 55 basis point increase from the prior year. On a quarterly basis, the total cost of deposit funding has been stable, at 1.23% for the second, third and fourth quarters of 2024.

The remaining maturities of deposits in amounts of $250,000 or more (the FDIC insurance limit) outstanding as of December 31 are as follows:

Table 16: Maturity of Time Deposits in Excess of Insurance Limit of $250,000

(000’s omitted)	2024	2023
Less than three months	$166,643	$52,330
Three months to six months	176,452	111,117
Six months to one year	211,811	152,050
Over one year	118,077	132,492
Total	$672,983	$447,989

The Company’s deposit base is well diversified across customer segments, comprised of approximately 59% consumer, 26% business and 15% governmental at December 31, 2024, and broadly dispersed among its customer base as illustrated by an average deposit balance per account of under $20,000. At the end of 2024, 65% of the Company’s total deposits were in no and low rate checking and savings accounts. The total estimated amount of deposits that exceeded the $250,000 insured limit provided by the FDIC, net of collateralized and intercompany deposits, was approximately $2.35 billion at December 31, 2024. This amount is determined by adjusting the amounts reported in the Bank Call Report by subtracting intercompany deposits, which are not external customers and are therefore eliminated in consolidation, and governmental deposits which are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at December 31, 2024 are reported gross at $4.38 billion, which includes intercompany account balances of $279.4 million, and collateralized deposits of $1.75 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of ending total deposits at December 31, 2024. These estimates are based on the determination of known deposit account balances of each depositor and the insurance guidelines provided by the FDIC. The Company did not hold any brokered deposits during 2024.

Borrowing sources for the Company include the FHLB, Federal Reserve, other correspondent banks, as well as access to the brokered CD and repurchase markets through established relationships with business and governmental customers and primary market security dealers.

As shown in Table 17, year-end 2024 borrowings totaled $998.9 million, an increase of $233.7 million from the $765.2 million outstanding at the end of 2023 primarily due to an increase in fixed rate FHLB term borrowings of $203.0 million, overnight borrowings of $65.0 million, and finance lease liabilities of $8.7 million, partially offset by a $43.0 million decrease in customer repurchase agreements. The Company secured $250.0 million in additional fixed rate FHLB term borrowings during 2024 to support the funding of loan growth. Borrowings averaged $917.4 million, or 6.5% of total funding liabilities for 2024, as compared to $631.4 million, or 4.7% of total funding liabilities for 2023. At the end of 2024, the Company had $391.8 million, or 40%, of contractual borrowing obligations that had remaining terms of one year or less which was higher than the $359.6 million, or 47%, at the end of 2023, due to an increase in overnight borrowings and the maturity of fixed rate FHLB term borrowings in 2025.

As displayed in Table 3 on page 50, the percentage of funding from deposits in 2024 was lower than the level in 2023, primarily due to the increase in average overnight borrowings and average term borrowings in 2024 that were needed to support the funding of strong loan growth that outpaced the increase in deposit balances. The percentage of average funding derived from deposits was 93.5% in 2024 as compared to 95.3% in 2023 and 96.4% in 2022. During 2024, average deposits increased 2.5%, while average borrowings increased 45.3%.

The following table summarizes the outstanding balance of the Company’s borrowings as of December 31:

Table 17: Borrowings

(000’s omitted)	2024	2023
Overnight borrowings	$118,000	$53,000
Securities sold under agreement to repurchase, short term	261,553	304,595
Federal Home Loan Bank borrowings	610,645	407,603
Finance lease liabilities	8,667	0
Balance at end of period	$998,865	$765,198

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to the Company’s standard credit policies. Collateral may be required based on management’s assessment of the customer’s creditworthiness. The fair value of the standby letters of credit is considered immaterial for disclosure purposes. See Note M beginning on page 133 for further information on off-balance sheet exposures.

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

The carrying value of the Company’s investment portfolio ended 2024 at $4.22 billion, an increase of $53.1 million, or 1.3%, from the end of 2023. The book value (excluding unrealized gains and losses) of the portfolio increased $76.2 million, or 1.7%, from December 31, 2023. The net unrealized loss on the available-for-sale investment portfolio was $404.6 million as of December 31, 2024, an increase of $23.0 million from the $381.6 million unrealized loss at the end of 2023. This increase is reflective of movements in medium to long-term interest rates, as well as the volume and rates associated with the securities sales and maturities that occurred during the year. During 2024, the Company purchased $152.6 million of government agency mortgage-backed securities with an average yield of 5.58%, which the Company classified as held-to-maturity. Additionally, there was $38.0 million of net accretion on investment securities in 2024. These additions were offset by proceeds of $53.4 million from sales of tax-exempt obligations of state and political subdivisions available-for-sale investment securities, proceeds of $4.1 million from sales of taxable obligations of state and political subdivisions available-for-sale investment securities, and $68.8 million of investment maturities, calls and principal payments during 2024. A realized loss of $0.5 million was recognized on the sales of $58.0 million book value tax-exempt obligations of state and political subdivisions available-for-sale investment securities during 2024. The Company also participated in a Visa Class B share exchange during the second quarter of 2024, in which half of its Visa Class B shares were converted into Visa Class C shares that are convertible (with certain timing restrictions) to NYSE-traded Visa Class A shares. The conversion of these shares generated $0.9 million of unrealized gain on equity securities. The effective duration of the securities portfolio was 6.2 years at the end of 2024, as compared to 7.0 years at year end 2023.

The carrying value of the Company’s investment portfolio ended 2023 at $4.17 billion, a decrease of $1.15 billion, or 21.6%, from the end of 2022. The book value (excluding unrealized gains and losses) of the portfolio decreased $1.29 billion, or 22.1%, from December 31, 2022. The net unrealized loss on the available-for-sale investment portfolio was $381.6 million as of December 31, 2023, a decrease of $142.0 million from the $523.6 million unrealized loss at the end of 2022. This decrease is indicative of the impact of sales, maturities, calls and principal paydowns of securities throughout 2023, as well as broader market shifts regarding the state of the economy and future interest rate levels. During 2023, the Company purchased $63.3 million of government agency mortgage-backed securities with an average yield of 5.84%, which the Company classified as held-to-maturity. Additionally, there was $39.5 million of net accretion on investment securities in 2023. During the first quarter of 2023, the Company sold $786.1 million in book value of available-for-sale U.S. Treasury and agency securities, recognizing $52.3 million of gross realized losses. The sales were completed in January and February 2023 as part of a strategic balance sheet repositioning and were unrelated to the negative developments in the banking industry that occurred in March 2023. The proceeds from these sales of $733.8 million were redeployed entirely toward paying off existing overnight borrowings. The purchases and net accretion were more than offset by the proceeds from the first quarter 2023 balance sheet repositioning and $598.0 million of investment maturities, calls and principal payments. The effective duration of the securities portfolio was 7.0 years at the end of 2023, as compared to 6.3 years at year end 2022.

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

The following table sets forth the carrying value for the Company's investment securities portfolio as of December 31:

Table 18: Investment Securities

(000’s omitted)	2024	2023
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,083,786	$2,080,783
Obligations of state and political subdivisions	386,495	474,363
Government agency mortgage-backed securities	301,224	348,526
Corporate debt securities	7,697	7,394
Government agency collateralized mortgage obligations	6,512	8,926
Total available-for-sale portfolio	2,785,714	2,919,992
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	1,138,743	1,109,101
Government agency mortgage-backed securities	206,412	63,073
Total held-to-maturity portfolio	1,345,155	1,172,174
Equity and Other Securities:
Equity securities with readily determinable fair values	2,354	372
Federal Home Loan Bank common stock	45,408	32,526
Federal Reserve Bank common stock	33,442	33,568
Equity securities without readily determinable fair values	6,313	6,680
Total equity and other securities	87,517	73,146

Total investments	$4,218,386	$4,165,312

The following table sets forth as of December 31, 2024 the weighted-average yield of investment debt securities by maturity date and investment type:

Table 19: Weighted-Average Yield of Investment Debt Securities (1)

		Maturing	Maturing After		Total
	Maturing	After One Year	Five Years But	Maturing	Amortized
	Within One	But Within	Within Ten	After	Cost/Book
(000's omitted, except yields)	Year or Less	Five Years	Years	Ten Years	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	0.00%	1.45%	2.23%	1.73%	$2,389,208
Obligations of state and political subdivisions(2)	2.29%	1.97%	2.61%	2.81%	428,204
Government agency mortgage-backed securities	2.75%	1.87%	2.44%	2.48%	360,102
Corporate debt securities	0.00%	0.00%	4.05%	0.00%	8,000
Government agency collateralized mortgage obligations	2.87%	1.86%	2.76%	2.36%	6,878
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	0.00%	0.00%	3.37%	3.71%	1,138,743
Government agency mortgage-backed securities	0.00%	0.00%	0.00%	5.59%	206,412
(1)	Weighted-average yields are an arithmetic computation of income (not fully tax-equivalent adjusted) divided by book balance; they may differ from the yield to maturity, which considers the time value of money.
(2)	Excluding the impact of $15.9 million in book value of qualified school construction bonds in the Company's portfolio which earn income primarily through income tax credits, the weighted - average yield of obligations of state and political subdivisions maturing after one year but within five years is 2.62%.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 101 for recently issued accounting pronouncements applicable to the Company that have not yet been adopted.

Forward-Looking Statements

This report contains comments or information that constitute forward - looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward - looking statements often use words such as "anticipate," "could," "target," "expect," "estimate," "intend," "plan," "goal," "forecast," "believe," or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward - looking statements. Moreover, the Company's plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company's control). Factors that could cause actual results to differ from those discussed in the forward - looking statements include: (1) adverse developments in the banking industry related to bank failures and the potential impact of such developments on customer confidence and regulatory responses to these developments; (2) current and future economic and market conditions, including the effects of changes in housing or vehicle prices, higher unemployment rates, disruptions in the commercial real estate market, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters and conflicts, and any changes in global economic growth; (3) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (4) the effect of changes in the level of checking or savings account deposits on the Company's funding costs and net interest margin including the possibility of a sudden withdrawal of the Company's deposits due to rapid spread of information or disinformation regarding the Company's well - being; (5) future provisions for credit losses on loans and debt securities; (6) changes in nonperforming assets; (7) the effect of a fall in stock market or bond prices on the Company's fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (8) risks related to credit quality; (9) inflation, interest rate, liquidity, market and monetary fluctuations; (10) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (11) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (12) changes in consumer spending, borrowing and savings habits; (13) technological changes and implementation and financial risks associated with transitioning to new technology - based systems involving large multi - year contracts; (14) the ability of the Company to maintain the security, including cybersecurity, of its financial, accounting, technology, data processing and other operating systems, facilities and data, including customer data; (15) effectiveness of the Company's risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company's ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company's financial statements and disclosures; (16) failure of third parties to provide various services that are important to the Company's operations; (17) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (18) the ability to maintain and increase market share and control expenses; (19) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities, capital requirements and other aspects of the financial services industry; (20) changes in the Company's organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (21) the outcome of pending or future litigation and government proceedings; (22) the effect of opening new branches to expand the Company's geographic footprint, including the cost associated with opening and operating the branches and the uncertainty surrounding their success including the ability to meet expectations for future deposit and loan levels and commensurate revenues; (23) the effects of natural disasters could create economic and financial disruption; (24) the effects from changes in governmental leadership which expose the Company and its customers to a variety of political, economic, and regulatory risks, including the risk of changes in laws (including labor, trade, tax and other laws) and the potential for disruption in governmental agencies, services provided by the government, and funding of government sponsored projects; (25) other risk factors outlined in the Company's filings with the SEC from time to time; and (26) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 20: GAAP to Non-GAAP Reconciliations

(000’s omitted)	2024	2023	2022
Operating pre-tax, pre-provision net revenue (non-GAAP)
Net income (GAAP)	$182,481	$131,924	$188,081
Income taxes	54,223	36,307	52,233
Income before income taxes	236,704	168,231	240,314
Provision for credit losses	22,773	11,203	14,773
Pre-tax, pre-provision net revenue (non-GAAP)	259,477	179,434	255,087
Acquisition expenses	213	63	5,021
Acquisition-related contingent consideration adjustments	244	3,280	(300)
Restructuring expenses	0	1,163	0
Litigation accrual	138	5,800	0
Loss on sales of investment securities	487	52,329	0
Gain on debt extinguishment	0	(242)	0
Unrealized (gain) loss on equity securities	(1,231)	47	44
Amortization of intangible assets	14,259	14,511	15,214
Operating pre-tax, pre-provision net revenue (non-GAAP)	$273,587	$256,385	$275,066

Operating pre-tax, pre-provision net revenue per share (non-GAAP)
Diluted earnings per share (GAAP)	$3.44	$2.45	$3.46
Income taxes	1.02	0.67	0.96
Income before income taxes	4.46	3.12	4.42
Provision for credit losses	0.43	0.21	0.27
Pre-tax, pre-provision net revenue per share (non-GAAP)	4.89	3.33	4.69
Acquisition expenses	0.00	0.00	0.09
Acquisition-related contingent consideration adjustments	0.00	0.06	0.00
Restructuring expenses	0.00	0.02	0.00
Litigation accrual	0.00	0.11	0.00
Loss on sales of investment securities	0.01	0.97	0.00
Gain on debt extinguishment	0.00	0.00	0.00
Unrealized (gain) loss on equity securities	(0.02)	0.00	0.00
Amortization of intangible assets	0.27	0.27	0.28
Operating pre-tax, pre-provision net revenue per share (non-GAAP)	$5.15	$4.76	$5.06

Operating net income (non-GAAP)
Net income (GAAP)	$182,481	$131,924	$188,081
Acquisition expenses	213	63	5,021
Tax effect of acquisition expenses	(40)	(13)	(1,091)
Subtotal (non-GAAP)	182,654	131,974	192,011
Acquisition-related contingent consideration adjustments	244	3,280	(300)
Tax effect of acquisition-related contingent consideration adjustments	(46)	(689)	65
Subtotal (non-GAAP)	182,852	134,565	191,776
Acquisition-related provision for credit losses	0	0	3,927
Tax effect of acquisition-related provision for credit losses	0	0	(853)
Subtotal (non-GAAP)	182,852	134,565	194,850
Litigation accrual	138	5,800	0
Tax effect of litigation accrual	(26)	(1,218)	0
Subtotal (non-GAAP)	182,964	139,147	194,850
Restructuring expenses	0	1,163	0
Tax effect of restructuring expenses	0	(244)	0
Subtotal (non-GAAP)	182,964	140,066	194,850
Loss on sales of investment securities	487	52,329	0
Tax effect of loss on sales of investment securities	(93)	(10,989)	0
Subtotal (non-GAAP)	183,358	181,406	194,850
Gain on debt extinguishment	0	(242)	0
Tax effect of gain on debt extinguishment	0	51	0
Subtotal (non-GAAP)	183,358	181,215	194,850
Unrealized (gain) loss on equity securities	(1,231)	47	44
Tax effect of unrealized (gain) loss on equity securities	234	(10)	(10)
Subtotal (non-GAAP)	182,361	181,252	194,884
Amortization of intangible assets	14,259	14,511	15,214
Tax effect of amortization of intangible assets	(2,709)	(3,047)	(3,307)
Operating net income (non-GAAP)	$193,911	$192,716	$206,791

(000's omitted)	2024	2023	2022
Operating diluted earnings per share (non-GAAP)
Diluted earnings per share (GAAP)	$3.44	$2.45	$3.46
Acquisition expenses	0.00	0.00	0.09
Tax effect of acquisition expenses	0.00	0.00	(0.02)
Subtotal (non-GAAP)	3.44	2.45	3.53
Acquisition-related contingent consideration adjustments	0.00	0.06	0.00
Tax effect of acquisition-related contingent consideration adjustments	0.00	(0.01)	0.00
Subtotal (non-GAAP)	3.44	2.50	3.53
Acquisition-related provision for credit losses	0.00	0.00	0.07
Tax effect of acquisition-related provision for credit losses	0.00	0.00	(0.02)
Subtotal (non-GAAP)	3.44	2.50	3.58
Litigation accrual	0.00	0.11	0.00
Tax effect of litigation accrual	0.00	(0.03)	0.00
Subtotal (non-GAAP)	3.44	2.58	3.58
Restructuring expenses	0.00	0.02	0.00
Tax effect of restructuring expenses	0.00	0.00	0.00
Subtotal (non-GAAP)	3.44	2.60	3.58
Loss on sales of investment securities	0.01	0.97	0.00
Tax effect of loss on sales of investment securities	0.00	(0.21)	0.00
Subtotal (non-GAAP)	3.45	3.36	3.58
Gain on debt extinguishment	0.00	0.00	0.00
Tax effect of gain on debt extinguishment	0.00	0.00	0.00
Subtotal (non-GAAP)	3.45	3.36	3.58
Unrealized (gain) loss on equity securities	(0.02)	0.00	0.00
Tax effect of unrealized (gain) loss on equity securities	0.00	0.00	0.00
Subtotal (non-GAAP)	3.43	3.36	3.58
Amortization of intangible assets	0.27	0.27	0.28
Tax effect of amortization of intangible assets	(0.05)	(0.06)	(0.06)
Operating diluted earnings per share (non-GAAP)	$3.65	$3.57	$3.80

Return on assets
Net income (GAAP)	$182,481	$131,924	$188,081
Average total assets	15,990,697	15,242,884	15,567,139
Return on assets (GAAP)	1.14%	0.87%	1.21%

Operating return on assets (non-GAAP)
Operating net income (non-GAAP)	$193,911	$192,716	$206,791
Average total assets	15,990,697	15,242,884	15,567,139
Operating return on assets (non-GAAP)	1.21%	1.26%	1.33%

Return on equity
Net income (GAAP)	$182,481	$131,924	$188,081
Average total equity	1,695,794	1,595,724	1,733,521
Return on equity (GAAP)	10.76%	8.27%	10.85%

(000’s omitted)	2024	2023	2022
Operating return on equity (non-GAAP)
Operating net income (non-GAAP)	$193,911	$192,716	$206,791
Average total equity	1,695,794	1,595,724	1,733,521
Operating return on equity (non-GAAP)	11.43%	12.08%	11.93%

Net interest margin
Net interest income	$449,117	$437,285	$420,630
Total average interest-earning assets	14,754,880	14,078,061	14,548,665
Net interest margin	3.04%	3.11%	2.89%

Net interest margin (FTE) (non-GAAP)
Net interest income	$449,117	$437,285	$420,630
Fully tax-equivalent adjustment (non-GAAP)	3,721	4,242	4,074
Fully tax-equivalent net interest income (non-GAAP)	452,838	441,527	424,704
Total average interest-earning assets	14,754,880	14,078,061	14,548,665
Net interest margin (FTE) (non-GAAP)	3.07%	3.14%	2.92%

Operating noninterest revenues (non-GAAP)
Noninterest revenues (GAAP)	$297,186	$214,834	$258,725
Loss on sales of investment securities	487	52,329	0
Gain on debt extinguishment	0	(242)	0
Unrealized (gain) loss on equity securities	(1,231)	47	44
Total operating noninterest revenues (non-GAAP)	$296,442	$266,968	$258,769

Operating noninterest expenses (non-GAAP)
Noninterest expenses (GAAP)	$486,825	$472,685	$424,268
Acquisition expenses	(213)	(63)	(5,021)
Acquisition-related contingent consideration adjustments	(244)	(3,280)	300
Restructuring expenses	0	(1,163)	0
Litigation accrual	(138)	(5,800)	0
Amortization of intangible assets	(14,259)	(14,511)	(15,214)
Total operating noninterest expenses (non-GAAP)	$471,971	$447,868	$404,333

Operating revenues (non-GAAP)
Net interest income (GAAP)	$449,117	$437,285	$420,630
Noninterest revenues (GAAP)	297,186	214,834	258,725
Total revenues (GAAP)	746,303	652,119	679,355
Loss on sales of investment securities	487	52,329	0
Gain on debt extinguishment	0	(242)	0
Unrealized (gain) loss on equity securities	(1,231)	47	44
Total operating revenues (non-GAAP)	$745,559	$704,253	$679,399

Noninterest revenues/total revenues
Total noninterest revenues (GAAP) – numerator	$297,186	$214,834	$258,725
Total revenues (GAAP) – denominator	746,303	652,119	679,355
Noninterest revenues/total revenues (GAAP)	39.8%	32.9%	38.1%

Operating noninterest revenues/operating revenues (FTE) (non-GAAP)
Total operating noninterest revenues (non-GAAP) – numerator	$296,442	$266,968	$258,769
Total operating revenues (non-GAAP)	745,559	704,253	679,399
Fully tax-equivalent adjustment (non-GAAP)	3,721	4,242	4,074
Total operating revenues (FTE) (non-GAAP) – denominator	749,280	708,495	683,473
Operating noninterest revenues/operating revenues (FTE) (non-GAAP)	39.6%	37.7%	37.9%

(000’s omitted)	2024	2023	2022
Efficiency ratio (GAAP)
Total noninterest expenses (GAAP) – numerator	$486,825	$472,685	$424,268
Total revenues (GAAP) – denominator	746,303	652,119	679,355
Efficiency ratio (GAAP)	65.2%	72.5%	62.5%

Operating efficiency ratio (non-GAAP)
Total operating noninterest expenses (non-GAAP) – numerator	$471,971	$447,868	$404,333
Total operating revenues (FTE) (non-GAAP) – denominator	749,280	708,495	683,473
Operating efficiency ratio (non-GAAP)	63.0%	63.2%	59.2%

Return on tangible equity (non-GAAP)
Net income (GAAP)	$182,481	$131,924	$188,081
Average shareholders’ equity	1,695,794	1,595,724	1,733,521
Average goodwill and intangible assets, net	(902,681)	(900,058)	(891,647)
Average deferred taxes on goodwill and intangible assets, net	44,908	45,664	45,145
Average tangible common equity (non-GAAP)	838,021	741,330	887,019
Return on tangible equity (non-GAAP)	21.78%	17.80%	21.20%

Operating return on tangible equity (non-GAAP)
Operating net income (non-GAAP)	$193,911	$192,716	$206,791
Average tangible common equity (non-GAAP)	838,021	741,330	887,019
Operating return on tangible equity (non-GAAP)	23.14%	26.00%	23.31%

(000’s omitted)	2024	2023	2022
Total tangible assets (non-GAAP)
Total assets (GAAP)	$16,386,044	$15,555,753	$15,835,651
Goodwill and intangible assets, net	(901,471)	(897,987)	(902,837)
Deferred taxes on goodwill and intangible assets, net	44,618	45,198	46,130
Total tangible assets (non-GAAP)	$15,529,191	$14,702,964	$14,978,944

Total tangible common equity (non-GAAP)
Shareholders’ equity (GAAP)	$1,762,835	$1,697,937	$1,551,705
Goodwill and intangible assets, net	(901,471)	(897,987)	(902,837)
Deferred taxes on goodwill and intangible assets, net	44,618	45,198	46,130
Total tangible common equity (non-GAAP)	$905,982	$845,148	$694,998

Shareholders’ equity-to-assets ratio at year end
Total shareholders' equity (GAAP) - numerator	$1,762,835	$1,697,937	$1,551,705
Total assets (GAAP) - denominator	16,386,044	15,555,753	15,835,651
Shareholders’ equity-to-assets ratio at year end (GAAP)	10.76%	10.92%	9.80%

Tangible equity-to-tangible assets ratio at year end (non-GAAP)
Total tangible common equity (non-GAAP) - numerator	$905,982	$845,148	$694,998
Total tangible assets (non-GAAP) - denominator	15,529,191	14,702,964	14,978,944
Tangible equity-to-tangible assets ratio at year end (non-GAAP)	5.83%	5.75%	4.64%

Book value (GAAP)
Total shareholders’ equity (GAAP) – numerator	$1,762,835	$1,697,937	$1,551,705
Period end common shares outstanding – denominator	52,668	53,327	53,737
Book value (GAAP)	$33.47	$31.84	$28.88

Tangible book value (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$905,982	$845,148	$694,998
Period end common shares outstanding – denominator	52,668	53,327	53,737
Tangible book value (non-GAAP)	$17.20	$15.85	$12.93

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 90.4% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 9.4% of the total portfolio, of which 95.7% carry a minimum rating of A-. The remaining 0.2% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity over the short - and long - term time horizons is an important component of the Company’s asset/liability management process, which is governed by guidelines established in the policies reviewed and approved annually by the Company’s Board. The Board delegates responsibility for carrying out the policies to the ALCO, which meets each month. The committee is made up of the Company’s senior management, corporate finance and risk personnel as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources. As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation. This begins with the development of a base case scenario, which projects net interest income (“NII”) over the next twelve - month period. The base case scenario NII may increase or decrease significantly from quarter to quarter reflective of changes during the most recent quarter in the Company’s: (i) earning assets and liabilities balances, (ii) composition of earning assets and liabilities, (iii) earning asset yields, (iv) cost of funds and (v) various model assumptions including loan and time deposit spreads and core deposit betas, as well as current market interest rates, including the slope of the yield curve and projected changes in the slope of the yield curve over the twelve month period. The direction of interest rates, the slope of the yield curve, the modeled changes in deposit balances and the cost of funds, including the Company’s deposit and funding betas, are not easily predicted in the current market environment, and therefore a wide variety of strategic balance sheet and treasury yield curve scenarios are modeled on an ongoing basis.

The following reflects the Company’s estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using December 31, 2024 as a starting point.
●	The model assumes the Company’s average deposit balances will increase approximately 1.6% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 2.3% over the next twelve months, largely due to forecasted loan growth.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.
●	The model assumes no additional investment security purchases over the next twelve months. Investment cash inflows will be used to pay down overnight borrowings and fund loan growth.
●	In the rising/falling rates scenarios, the prime rate, federal funds, and treasury curve rates are assumed to move up/down in a parallel manner by the amounts listed below over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at December 31, 2024	income at December 31, 2024
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(8,578)	(1.7)%
+100 basis points	$(4,416)	(0.9)%
-100 basis points	$1,736	0.3%
-200 basis points	$(16)	(0.0)%

Projected NII over the 12-month forecast period decreases in the up 100 and up 200 interest rate environments largely due to deposits and overnight borrowings repricing higher in year 1, which are only partially offset by loans repricing higher.

Projected NII increases in the down 100 interest rate environment due to lower funding costs which are partially offset by lower income on loans. Projected NII in the down 200 rate environment is fairly neutral due to lower income on investments and loans being almost fully offset by lower funding costs.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Financial System, Inc. are contained on pages 84 through 154 of this item.

•	Consolidated Statements of Condition,

December 31, 2024 and 2023

•	Consolidated Statements of Income,

Years ended December 31, 2024, 2023, and 2022

•	Consolidated Statements of Comprehensive Income (Loss),

Years ended December 31, 2024, 2023, and 2022

•	Consolidated Statements of Changes in Shareholders’ Equity,

Years ended December 31, 2024, 2023, and 2022

•	Consolidated Statements of Cash Flows,

Years ended December 31, 2024, 2023, and 2022

•	Notes to Consolidated Financial Statements,

December 31, 2024

•	Management’s Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands, Except Share Data)

	December 31,
	2024	2023
Assets:
Cash and cash equivalents (includes restricted cash of $5,110 and $0, respectively)	$197,004	$190,962
Available-for-sale investment securities, includes pledged securities that can be sold or repledged of $362,129 and $598,873, respectively (cost of $3,192,392 and $3,301,607, respectively)	2,785,714	2,919,992
Held-to-maturity securities (fair value of $1,220,168 and $1,121,816, respectively)	1,345,155	1,172,174
Equity and other securities	87,517	73,146

Loans	10,432,365	9,704,598
Allowance for credit losses	(79,114)	(66,669)
Loans, net of allowance for credit losses	10,353,251	9,637,929

Goodwill	853,225	845,396
Core deposit intangibles, net	5,148	8,159
Other intangibles, net	43,098	44,432
Goodwill and intangible assets, net	901,471	897,987

Premises and equipment, net	183,759	173,418
Accrued interest and fees receivable	54,340	54,534
Other assets	477,833	435,611

Total assets	$16,386,044	$15,555,753

Liabilities:
Noninterest-bearing deposits	$3,557,219	$3,638,527
Interest-bearing deposits	9,884,488	9,289,594
Total deposits	13,441,707	12,928,121

Overnight borrowings	118,000	53,000
Securities sold under agreement to repurchase, short-term	261,553	304,595
Federal Home Loan Bank and other borrowings	619,312	407,603
Accrued interest and other liabilities	182,637	164,497
Total liabilities	14,623,209	13,857,816

Commitments and contingencies (See Note M)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,696,208 and 54,372,292 shares issued, respectively	54,696	54,372
Additional paid-in capital	1,075,537	1,060,289
Retained earnings	1,275,331	1,188,869
Accumulated other comprehensive loss	(548,085)	(556,892)
Treasury stock, at cost (2,028,372 shares including 103,696 shares held by deferred compensation arrangements at December 31, 2024, and 1,045,232 shares including 120,556 shares held by deferred compensation arrangements at December 31, 2023)	(100,539)	(55,592)
Deferred compensation arrangements (103,696 shares at December 31, 2024 and 120,556 shares at December 31, 2023)	5,895	6,891
Total shareholders’ equity	1,762,835	1,697,937

Total liabilities and shareholders’ equity	$16,386,044	$15,555,753

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2024	2023	2022
Interest income:
Interest and fees on loans	$545,767	$445,167	$335,075
Interest and dividends on taxable investments	85,734	82,368	95,371
Interest and dividends on nontaxable investments	12,027	13,853	13,283
Total interest income	643,528	541,388	443,729

Interest expense:
Interest on deposits	159,520	85,337	15,044
Interest on borrowings	34,891	18,766	8,055
Total interest expense	194,411	104,103	23,099

Net interest income	449,117	437,285	420,630
Provision for credit losses	22,773	11,203	14,773
Net interest income after provision for credit losses	426,344	426,082	405,857

Noninterest revenues:
Deposit service fees	66,611	63,062	66,850
Mortgage banking	4,421	595	390
Other banking services	7,512	6,315	4,644
Employee benefit services	130,981	117,961	115,408
Insurance services	50,249	47,094	39,810
Wealth management services	36,668	31,941	31,667
Loss on sales of investment securities	(487)	(52,329)	0
Gain on debt extinguishment	0	242	0
Unrealized gain (loss) on equity securities	1,231	(47)	(44)
Total noninterest revenues	297,186	214,834	258,725

Noninterest expenses:
Salaries and employee benefits	300,779	281,803	257,339
Data processing and communications	61,843	57,585	54,099
Occupancy and equipment	43,658	42,550	42,413
Business development and marketing	16,059	15,731	13,095
Legal and professional fees	15,323	15,921	14,018
Amortization of intangible assets	14,259	14,511	15,214
Litigation accrual	138	5,800	0
Acquisition expenses	213	63	5,021
Acquisition-related contingent consideration adjustment	244	3,280	(300)
Restructuring expenses	0	1,163	0
Other expenses	34,309	34,278	23,369
Total noninterest expenses	486,825	472,685	424,268

Income before income taxes	236,705	168,231	240,314
Income taxes	54,224	36,307	52,233
Net income	$182,481	$131,924	$188,081

Basic earnings per share	$3.44	$2.45	$3.48
Diluted earnings per share	$3.44	$2.45	$3.46

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years Ended December 31,
	2024	2023	2022

Pension and other post - retirement obligations:
Amortization of actuarial losses (gains) included in net periodic pension cost and (increase) decrease in unrecognized actuarial (gain) loss, gross	$12,168	$4,774	$(21,587)
Tax effect	(3,038)	(1,162)	5,243
Amortization of actuarial losses (gains) included in net periodic pension cost and (increase) decrease in unrecognized actuarial (gain) loss, net	9,130	3,612	(16,344)

Amortization of prior service cost included in net periodic pension cost, gross	641	641	678
Tax effect	(160)	(156)	(165)
Amortization of prior service cost included in net periodic pension cost, net	481	485	513

Other comprehensive income (loss) related to pension and other post-retirement obligations, net of taxes	9,611	4,097	(15,831)

Net unrealized (losses) gains on investment securities:
Net unrealized holding (losses) gains on investment securities, gross	(1,570)	113,464	(818,890)
Tax effect	401	(27,629)	198,909
Net unrealized holding (losses) gains on investment securities, net	(1,169)	85,835	(619,981)

Reclassification adjustment for net losses included in net income, gross	487	52,329	0
Tax effect	(122)	(12,714)	0
Reclassification adjustment for net losses included in net income, net	365	39,615	0

Other comprehensive (loss) income related to unrealized (losses) gains on investment securities, net of taxes	(804)	125,450	(619,981)
Other comprehensive income (loss), net of tax	8,807	129,547	(635,812)
Net income	182,481	131,924	188,081
Comprehensive income (loss)	$191,288	$261,471	$(447,731)

	As of December 31,
	2024	2023	2022
Accumulated Other Comprehensive Loss by Component:
Unrealized loss for pension and other post-retirement obligations	$(23,309)	$(36,118)	$(41,533)
Tax effect	5,716	8,914	10,232
Net unrealized loss for pension and other post-retirement obligations	(17,593)	(27,204)	(31,301)

Unrealized loss on investment securities	(700,073)	(698,990)	(864,783)
Tax effect	169,581	169,302	209,645
Net unrealized loss on investment securities	(530,492)	(529,688)	(655,138)

Accumulated other comprehensive loss	$(548,085)	$(556,892)	$(686,439)

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2022, 2023 and 2024

(In Thousands, Except Share Data)

					Accumulated
	Common Stock				Other		Deferred
	Shares	Amount	Additional	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Paid-in Capital	Earnings	(Loss)/Income	Stock	Arrangements	Total
Balance at December 31, 2021	53,878,047	$54,092	$1,041,304	$1,058,286	$(50,627)	$(10,610)	$8,362	$2,100,807
Net income				188,081				188,081
Other comprehensive loss, net of tax					(635,812)			(635,812)
Dividends declared:
Common, $1.74 per share				(93,915)				(93,915)
Common stock activity under employee stock plans	97,779	98	1,086					1,184
Stock-based compensation			7,738					7,738
Distribution of stock under deferred compensation arrangements	14,934		103			739	(842)	0
Treasury stock purchased	(253,511)					(16,614)	236	(16,378)
Balance at December 31, 2022	53,737,249	54,190	1,050,231	1,152,452	(686,439)	(26,485)	7,756	1,551,705
Net income				131,924				131,924
Other comprehensive income, net of tax					129,547			129,547
Dividends declared:
Common, $1.78 per share				(95,507)				(95,507)
Common stock activity under employee stock plans	182,091	182	833					1,015
Stock-based compensation			9,269					9,269
Distribution of stock under deferred compensation arrangements	19,264		(44)			1,126	(1,082)	0
Treasury stock purchased	(611,544)					(30,233)	217	(30,016)
Balance at December 31, 2023	53,327,060	54,372	1,060,289	1,188,869	(556,892)	(55,592)	6,891	1,697,937
Net income				182,481				182,481
Other comprehensive income, net of tax					8,807			8,807
Dividends declared:
Common, $1.82 per share				(96,019)				(96,019)
Common stock activity under employee stock plans	323,916	324	6,767					7,091
Stock - based compensation			8,374					8,374
Distribution of stock under deferred compensation arrangements	20,769		107			1,082	(1,189)	0
Treasury stock purchased	(1,003,909)					(46,029)	193	(45,836)
Balance at December 31, 2024	52,667,836	$54,696	$1,075,537	$1,275,331	$(548,085)	$(100,539)	$5,895	$1,762,835

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$182,481	$131,924	$188,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,676	12,991	14,411
Amortization of intangible assets	14,259	14,511	15,214
Net amortization (accretion) on securities, loans, finance leases and borrowings	10,818	5,838	(18,738)
Stock-based compensation	8,374	9,269	7,738
Gain on debt extinguishment	0	(242)	0
Provision for credit losses	22,773	11,203	14,773
Provision for deferred income taxes	674	(7,503)	1,309
Amortization of mortgage servicing rights	722	849	801
Loss on sales of investment securities	487	52,329	0
Unrealized (gain) loss on equity securities	(1,231)	47	44
Income from bank-owned life insurance policies	(2,496)	(2,412)	(2,147)
Net gain on sale of assets	(2,383)	(1,490)	(655)
Change in other assets and liabilities	(5,878)	1,106	(6,231)
Net cash provided by operating activities	242,276	228,420	214,600
Investing activities:
Proceeds from maturities, calls and paydowns of available-for-sale investment securities	59,688	597,823	262,256
Proceeds from maturities, calls and paydowns of held-to-maturity investment securities	9,103	208	0
Proceeds from maturities and redemptions of equity and other investment securities, net	398	14,945	4,683
Proceeds from sales of available-for-sale investment securities	57,538	733,789	0
Purchases of available-for-sale investment securities	0	0	(1,355,475)
Purchases of held-to-maturity investment securities	(152,645)	(63,284)	0
Purchases of equity and other securities, net	(13,538)	(4,796)	(35,303)
Net increase in loans	(765,581)	(923,280)	(1,003,741)
Cash paid for acquisitions, net of cash received	(15,620)	(8,517)	(668)
Proceeds from sales of premises, equipment and other assets	5,743	7,473	2,432
Purchases of premises and equipment	(20,703)	(18,585)	(12,922)
Real estate limited partnership investments	0	0	(247)
Net cash (used in) provided by investing activities	(835,617)	335,776	(2,138,985)
Financing activities:
Net increase (decrease) in deposits	513,586	(84,187)	(421,155)
Net increase (decrease) in overnight borrowings	65,000	(715,400)	768,400
Net (decrease) increase in securities sold under agreement to repurchase, short-term	(43,042)	(42,058)	21,932
Proceeds from other Federal Home Loan Bank borrowings	250,000	400,000	0
Payments on and maturities of other Federal Home Loan Bank borrowings	(47,073)	(11,971)	(95)
Payments of contingent consideration for acquisitions	(3,087)	(1,214)	0
Redemption of subordinated notes payable	0	(3,000)	0
Proceeds from the issuance of common stock	7,091	1,015	1,184
Purchases of treasury stock	(46,029)	(30,233)	(16,614)
Increase in deferred compensation agreements	193	217	236
Cash dividends paid	(95,777)	(95,102)	(93,387)
Withholding taxes paid on share-based compensation	(1,479)	(1,197)	(1,284)
Net cash provided by (used in) financing activities	599,383	(583,130)	259,217
Change in cash, cash equivalents and restricted cash	6,042	(18,934)	(1,665,168)
Cash, cash equivalents and restricted cash at beginning of year	190,962	209,896	1,875,064
Cash, cash equivalents and restricted cash at end of year	$197,004	$190,962	$209,896

Supplemental disclosures of cash flow information:
Cash paid for interest	$192,871	$100,040	$23,402
Cash paid for income taxes	43,728	41,661	57,131
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	24,410	24,168	23,762
Transfers from loans to other real estate	3,109	1,051	543
Transfers from premises and equipment, net to other assets	2,398	2,899	5,795
Finance lease right of use asset in exchange for finance lease liability	8,608	0	0
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	497	243	490,637
Fair value of liabilities assumed	1,908	18	543,541
Contingent consideration in exchange for acquired assets	3,816	1,450	0

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community Financial System, Inc. (the “Company”) is a registered financial holding company which wholly-owns two significant consolidated subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”). As of December 31, 2024, BPAS owns five subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services. BPA owns one subsidiary, Fringe Benefits Design of Minnesota, Inc. (“FBD”), a provider of retirement plan administration and benefit consulting services. NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products. HB&T owns one subsidiary, Hand Securities Inc. (“HSI”), an introducing broker-dealer.

As of December 31, 2024, the Bank operated 185 full-service branches and 11 drive-thru only locations operating as Community Bank, N.A. throughout 42 counties of Upstate New York, six counties of Northeastern Pennsylvania, 12 counties of Vermont and one county of Western Massachusetts, offering a range of commercial and retail banking services. The Bank owns the following operating subsidiaries: The Carta Group, Inc. (“Carta Group”), CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Community Investment Services, Inc. (“CISI”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), OneGroup Wealth Partners, Inc. (“Wealth Partners”) and Oneida Preferred Funding II LLC (“OPFC II”). OneGroup is a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. PFC and OPFC II primarily act as investors in residential and commercial real estate activities. TMC provides cash management, investment, and treasury services to the Bank. CISI, Carta Group and Wealth Partners provide broker-dealer and investment advisory services. Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope. Topic 606 is applicable to the Company’s noninterest revenue streams including its deposit related fees, electronic payment interchange fees, merchant income, trust, asset management and other wealth management revenues, insurance commissions, benefit plan services income and commercial real estate transaction commission, advisory and placement services income. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Deposit Service Fees

Deposit service fees consist of account activity fees, monthly service fees, overdraft fees, check orders, debit and credit card income, ATM fees, merchant services income and other revenues from processing wire transfers, bill pay service, cashier’s checks and foreign exchange. Debit and credit card income is primarily comprised of interchange fees earned at the time the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for deposit service fees is generally satisfied, and the related revenue recognized, when the services are rendered or the transaction has been completed. Payment for deposit service fees is typically received at the time it is assessed through a direct charge to customers’ accounts or on a monthly basis. Deposit service fees revenue relates to the Company’s Banking and Corporate operating segment.

Other Banking Services

Other banking services consists of other recurring revenue streams such as commissions from sales of credit life insurance, safe deposit box rental fees, mortgage banking income, bank owned life insurance income, commissions and advisory fees on commercial real estate transactions, and other miscellaneous revenue streams. Commissions from the sale of credit life insurance are recognized at the time of sale of the policies. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Commercial real estate transaction commissions, advisory and placement fees are recognized upon completion of the transaction. Mortgage banking income and bank owned life insurance income are not within the scope of Topic 606. Other banking services revenue relates to the Company’s Banking operating segment.

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

Insurance Services

Insurance services primarily consists of commissions received on insurance product sales and consulting services. The Company acts in the capacity of a broker or agent between the Company’s customer and the insurance carrier. The Company’s performance obligation related to insurance sales for both property and casualty insurance and employee benefit plans is generally satisfied upon the later of the issuance or effective date of the policy. The Company’s performance obligation related to consulting services is considered transactional in nature and is generally satisfied when the services have been completed and related revenue recognized at a point in time. Payment is received at the time services are rendered. The Company earns performance based incentives, commonly known as contingency payments, which usually are based on certain criteria established by the insurance carrier such as premium volume, growth and insured loss ratios. Contingent payments are accrued for based upon management’s expectations for the year. Commission expense associated with sales of insurance products is expensed as incurred. Insurance services revenue relates to the Company’s Insurance Services operating segment.

Wealth Management Services

Wealth management services income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company generally has two types of performance obligations related to these services. The Company’s performance obligation that relates to advisory and administration services are satisfied over time and the resulting fees are recognized monthly, based upon the market value of the assets under management and the applicable fee rate. Payment is generally received soon after month end or quarter end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Transactional services such as tax return preparation services, purchases and sales of investments and insurance products are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e. as incurred). Payment is generally received on a monthly basis. Wealth management services revenue relates to the Company’s Wealth Management Services operating segment.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2024, $38.5 million of accounts receivable, including $8.4 million of unbilled fee revenue, and $1.1 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2023, $41.7 million of accounts receivable, including $8.1 million of unbilled fee revenue, and $0.8 million of unearned revenue was recorded in the consolidated statements of condition.

Contract Acquisition Costs

Under the guidance of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commissions). The Company utilizes the practical expedient method which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.

Cash, Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and highly liquid investments with original maturities of less than 90 days. The carrying amounts reported in the consolidated statements of condition for cash and cash equivalents approximate those assets’ fair values. As of December 31, 2024, and 2023, cash and cash equivalents reported in the consolidated statements of condition included cash due from banks of $9.4 million and $11.5 million, respectively. Cash due from banks may at times exceed federally insured limits.

The Company maintains certain cash balances that are restricted as to withdrawal or use. Restricted cash at December 31, 2024 consists of $5.1 million of cash collateral posted by the Company with counterparties to secure certain derivatives.

Investment Securities

The Company can classify its investments in debt securities as held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. Available-for-sale debt securities are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of applicable income taxes. None of the Company’s investment securities have been classified as trading securities at December 31, 2024 or 2023.

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Purchases of investment securities and gains and losses associated with sales of investment securities are recorded on the trade date and determined using the specific identification method. Equity securities with a readily determinable fair value are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income. Certain equity securities that do not have a readily determinable fair value are stated at cost, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These securities include restricted stock of the Federal Reserve Bank of New York (“Federal Reserve”) and the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), as well as other equity securities.

Fair values for investment securities are based upon quoted market prices, where available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.

Allowance for Credit Losses – Held-to-Maturity Debt Securities

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

Impairment – Available-for-Sale Debt Securities

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

Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable in the consolidated statements of condition, totaled $10.8 million and $14.4 million at December 31, 2024 and 2023, respectively. Accrued interest receivable on held-to-maturity securities, included in accrued interest and fees receivable in the consolidated statements of condition, totaled $5.7 million and $5.0 million at December 31, 2024 and 2023, respectively. These amounts are excluded from the estimate of credit losses.

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

Interest on loans is accrued based upon the principal amount outstanding. Nonrefundable loan fees and related direct costs are deferred and included in the loan balances where they are amortized over the life of the loan as an adjustment to loan yield using the effective yield method. Premiums and discounts on purchased loans are amortized using the effective yield method over the life of the loans.

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

The Company places a loan on nonaccrual status when the loan becomes 90 days past due or sooner, if management concludes collection of principal and interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection. A loan may be placed on nonaccrual status earlier than 90 days past due if there is deterioration in the financial position of the borrower or if other conditions of the loan so warrant. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed against interest income and the amortization of nonrefundable loan fees and related direct costs is discontinued. Interest income during the period the loan is on nonaccrual status is recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when management determines that the borrower’s performance has improved and that both principal and interest are collectible. This generally requires a sustained period of timely principal and interest payments and a well-documented credit evaluation of the borrower’s financial condition.

The Company’s charge-off policy by loan type is as follows:

●	Business lending loans are generally charged-off to the extent outstanding principal exceeds the fair value of estimated proceeds from collection efforts, including liquidation of collateral. The charge-off is recognized when the loss becomes reasonably quantifiable.
●	Consumer installment loans are generally charged-off to the extent outstanding principal exceeds the fair value of collateral if repossession of the collateral is assured and in process and are recognized by the end of the month in which the loan becomes 90 days past due and are fully charged-off when the loan becomes 120 days past due.
●	Consumer mortgage and home equity loans are generally charged-off to the extent outstanding principal exceeds the fair value of the property, less estimated costs to sell, and are recognized when the loan becomes 180 days past due.

Allowance for Credit Losses – Loans

The allowance for credit losses is a valuation account that is netted against the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed.

Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected future credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, size and credit quality of acquired loans, delinquency level, risk ratings or term of loans as well as actual and forecasted macroeconomic trends, such as unemployment rates and changes in property values including home prices, commercial real estate prices, including office - specific property prices, office - specific property vacancy rates, automobile prices, gross domestic product, median household income net of inflation and other relevant factors in comparison to longer-term performance. Multiple economic scenarios are utilized to encompass a range of economic outcomes, including baseline, upside and downside forecasts, which are weighted in the calculation.

The segments of the Company’s loan portfolio are disaggregated into the following classes that allow management to monitor risk and performance:

●	Business lending is comprised of general purpose commercial and industrial loans including, but not limited to, agricultural-related and dealer floor plans, loans to not-for-profit enterprises, as well as mortgages on commercial property. The portfolio segment is further broken into portfolio classes based on risks associated with the collateral supporting the loans. This includes three classes of commercial real estate (“CRE”) loans and five classes of non-real estate business loans. Each class of business lending can also have different payment structures. Business lending loans are generally higher dollar loans and a large portion are risk rated at least annually.
●	Consumer mortgages consist primarily of fixed rate residential instruments, typically 10 to 30 years in contractual term, secured by first liens on real property. FICO credit scores are used to monitor higher risks related to this type of lending with the Company segmenting consumer mortgages into “FICO AB” and “FICO CDE”. FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 as compared to FICO CDE with FICO scores less than 720 and potentially higher risk.
●	Consumer indirect consists primarily of installment loans originated through selected dealerships and are generally secured by automobiles, marine and other recreational vehicles. Collateral securing the loans was used to further disaggregate this portfolio as charge-offs can vary depending on the purpose of the loan. Non-auto loans often have longer terms and generally have higher risk due to declines in collateral value given the nature of the property.
●	Consumer direct consists of all other loans to consumers such as personal installment loans and check credit lines of credit.
●	Home equity products are installment loans or lines of credit most often secured by a first or second lien position on residential real estate with terms up to 30 years.

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

Loan Portfolio Segment	Loan Portfolio Class	Allowance for Credit Losses Methodology
Business lending	CRE multi family	Cumulative loss rate
Business lending	CRE non-owner occupied	Cumulative loss rate
Business lending	CRE owner occupied	Cumulative loss rate
Business lending	Commercial and industrial loans	Vintage loss rate
Business lending	Commercial and industrial lines of credit	Line loss
Business lending	Governmental	Cumulative loss rate
Business lending	Other business	Cumulative loss rate
Business lending	Paycheck Protection Program	Cumulative loss rate
Consumer mortgage	Consumer mortgage FICO AB	Cumulative loss rate
Consumer mortgage	Consumer mortgage FICO CDE	Cumulative loss rate
Consumer indirect	Indirect new auto	Vintage loss rate
Consumer indirect	Indirect used auto	Vintage loss rate
Consumer indirect	Indirect non-auto	Vintage loss rate
Consumer direct	Consumer check credit	Line loss
Consumer direct	Consumer direct	Vintage loss rate
Home equity	Home equity fixed rate	Vintage loss rate
Home equity	Home equity lines of credit	Line loss

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

Expected credit losses are estimated over the contractual term of the loans and adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Premises and equipment designated as held for sale are included in other assets in the consolidated statements of condition and are carried at the lower of cost or fair value, less estimated costs to sell.

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

The Company entered into certain finance leases beginning in 2024. The right-of-use assets associated with finance leases are included in other assets in the Company’s consolidated statements of condition. The lease liabilities associated with finance leases are included in FHLB and other borrowings in the Company’s consolidated statements of condition.

Other Real Estate

Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure. These assets are carried at fair value less estimated costs of disposal. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Any subsequent reduction in value is recognized by a charge to income. Operating costs associated with the properties are charged to expense as incurred. At December 31, 2024 and 2023, other real estate totaled $2.8 million and $1.2 million, respectively, and is included in other assets in the Company’s consolidated statements of condition.

Mortgage Servicing Rights

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan and are amortized in proportion to and over the period of estimated net servicing income or loss. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the servicing cost per loan, the discount rate, and prepayment speeds. The carrying value of the originated mortgage servicing rights is included in other assets in the Company’s consolidated statements of condition and is evaluated quarterly for impairment using these same market assumptions. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value. Impairment is recognized through a valuation allowance.

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

Investments in Limited Partnerships

The Company has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. The Company’s ownership interest in these limited partnerships ranges from 5.00% to 99.99% as of December 31, 2024. These investments are made directly in Low Income Housing Tax Credit (“LIHTC”) partnerships formed by third parties. As a limited partner in these operating partnerships, the Company receives tax credits and tax deductions for losses incurred by the underlying properties. The Company also has an investment in tax credits generated by a solar energy producing company, which is explained in further detail in Note M.

The Company accounts for its ownership interest in these partnerships in accordance with Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The standard permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. The Company has no unfunded commitments at December 31, 2024 related to qualified affordable housing project investments, and $1.3 million for the solar energy tax credits investment. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related investments in limited partnerships.

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

Advertising

Advertising costs, which are nondirect response in nature and expensed as incurred, totaled approximately $9.7 million, $9.5 million and $8.2 million for the years ending December 31, 2024, 2023 and 2022, respectively.

Bank Owned Life Insurance

The Company owns life insurance policies on certain current and former employees and directors where the Bank is the beneficiary. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value (“CSV”) adjusted for other charges or other amounts due that are probable at settlement. Increases in the CSV of the policies, as well as the death benefits received, net of any CSV, are recorded in noninterest income in the consolidated statements of income and are not subject to income taxes.

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

Restructuring Expenses

Restructuring expenses includes costs associated with employee severance and separation costs that meet the requirements for recognition in accordance with ASC 420, Exit or Disposal Cost Obligations or ASC 712, Compensation – Nonretirement Postemployment Benefits, as applicable. Liabilities are recognized when the restructuring plan is approved, the employees are identified, the terms of the arrangement are established, it is determined that changes to the plan is unlikely to occur and the plan is communicated to employees. The liabilities are recorded within accrued interest and other liabilities in the consolidated statements of condition. The corresponding expenses are recorded within restructuring expenses in the consolidated statements of income.

During 2023, the Company initiated a retail customer service workforce optimization plan in the Banking and Corporate segment in order to improve operational efficiency by more closely aligning bank branch staffing levels with shifting customer behaviors including conducting a smaller amount of transactions in branches and a larger amount of transactions digitally. In connection with this retail customer service workforce optimization plan, the Company reduced its bank branch network workforce by approximately 99 employees and recorded $1.2 million of severance payments in restructuring expenses in the consolidated statements of income. Severance payments in the amount of $1.1 million and $0.1 million were made in 2023 and 2024, respectively. The Company does not expect to incur any further restructuring expenses in connection with this retail customer service workforce optimization plan.

Segment Information

Effective January 1, 2024, the Company changed its determination of reportable segments and reportable measure of segment profit or loss in connection with the appointment of the Company’s new President and Chief Executive Officer, who serves as the Company’s chief operating decision maker (“CODM”), and changes in the information the CODM regularly reviews and uses to allocate resources and assess performance. The appointment of the Company’s new President and Chief Executive Officer followed the retirement of the Company’s former President and Chief Executive Officer, who previously served as the Company’s CODM until December 31, 2023. The change in determination of reportable segments was also driven by a change in the disaggregation of segment information that management believes would be useful to readers of the financial statements and to align its reportable segments with financial information communicated to external parties, the Company’s Board of Directors (the “Board”) and the business leaders who regularly meet with the CODM who also review this information at the same level of disaggregation. The change in reportable measure of segment profit or loss aligns with a change in the measurement principles of the internal reporting package used by the CODM to allocate resources and assess performance, which is presented on an operating basis excluding certain items considered non - core to the underlying business. Effective January 1, 2024, the Company has identified (1) Banking and Corporate; (2) Employee Benefit Services; (3) Insurance Services; and (4) Wealth Management Services as its reportable segments and determined that operating income before income taxes is the reportable measure of segment profit or loss that the CODM regularly reviews and uses to allocate resources and assess performance. The Company’s insurance services revenue and wealth management services revenue are reported separately in the Insurance reportable segment and Wealth Management reportable segment, respectively. The prior period has been recast to conform to the new current period presentation.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance by the CODM. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of January 1, 2024 which resulted in enhanced disclosures of segment expenses within the consolidated financial statements beginning with its December 31, 2024 Form 10-K.

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The update requires enhancements to the rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold as well as disclosure of income taxes paid disaggregated by federal, state and foreign taxes, and individual jurisdictions meeting a quantitative threshold. The amendments in this update are effective for annual financial statements for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company plans to adopt this standard beginning with the December 31, 2025 consolidated financial statements and expects it to impact certain income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, to enhance the disclosure of expenses by requiring further disaggregation of relevant expense captions as well as disclosures about selling expenses. ASU 2024-03 is applicable to all public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact this will have on the consolidated financial statements but does not expect it will have a material impact on the Company’s consolidated financial statements.

NOTE B:  ACQUISITIONS

Current and Prior Period Acquisitions

During 2024, the Company, through its subsidiary OneGroup completed acquisitions of certain insurance agencies headquartered in New York and Florida for aggregate consideration of $9.6 million in cash plus contingent consideration with an estimated fair value of $0.7 million at the respective acquisition dates. The effects of the acquired assets and liabilities are included in the consolidated financial statements from the date of acquisition. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of retained revenue two years after the date of acquisition, up to a maximum amount of $1.4 million. The fair value of the contingent consideration of $0.7 million at the acquisition date was estimated based on projected retained revenue levels. Net assets acquired were $6.4 million, including $6.8 million of customer list intangible assets, and the Company recorded $3.9 million of goodwill in conjunction with the acquisitions. The operations of these acquisitions have been integrated into the Company and discrete reporting of revenues and direct expenses for the year ended December 31, 2024 is not practicable.

On February 1, 2024, the Company, through its subsidiary BPA, completed the acquisition of certain assets of Creative Plan Designs Limited (“CPD”), a financial services company that provides employee benefit plan design, administration and consulting services. Total consideration was $5.9 million in cash plus contingent consideration with an estimated fair value of $3.0 million at acquisition date. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired were $4.5 million, including $5.5 million of customer list intangible assets, and the Company recorded $4.4 million of goodwill in conjunction with the acquisition. The operations of this acquisition have been integrated into the Company and discrete reporting of revenues and direct expenses for the year ended December 31, 2024 is not practicable.

The acquisition of CPD includes contingent consideration arrangements that require additional consideration to be paid by the Company based on the future revenue levels of CPD over approximately three years and a contract holdback payment. The contract holdback will be paid upon satisfaction of certain customer retention requirements and will be prorated based on actual results. The contract holdback amount was estimated at the maximum level of $1.5 million at the acquisition date. The revenue-based contingent consideration is payable in four installments, based on future revenue levels of CPD in 2024, 2025, 2026 and the first quarter of 2027. The range of undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $2.0 million for the first three payments in total and a variable amount for the fourth payment, which is between zero and a percentage of annualized revenue above a threshold for a particular revenue stream in the first quarter of 2027. The fair value of the contingent consideration recognized on the acquisition date of $3.0 million was estimated by applying the income approach, a measure that is based on significant Level 3 inputs not readily observable in the market. Key assumptions at the date of acquisition include (1) a discount rate range of 15.1% to 19.1% to present value the payments and (2) probability of achievement of future revenue levels of 82%.

During 2023, the Company, through its subsidiaries OneGroup, Wealth Partners and BPAS, completed the acquisitions of certain assets of financial services companies. The acquired companies provide insurance, wealth management and benefit plan recordkeeping services and are headquartered in New York, Pennsylvania and Florida. Total aggregate consideration for these acquisitions was $8.2 million, including $6.8 million in cash and $1.4 million in contingent consideration arrangements. The contingent consideration arrangements are based on achieving certain levels of retained revenue over a period ranging from two to five years. The fair value of these arrangements has been recorded based on the assumption that retained revenue levels will meet or exceed the required threshold for the maximum contingent consideration payments. Aggregate assets acquired were $5.2 million, including $5.0 million of customer list intangible assets, and the Company recorded goodwill of $3.0 million. The effects of the acquired assets have been included in the consolidated financial statements since the date of acquisition. The operations of these acquisitions have been integrated into the Company and discrete reporting of revenues and direct expenses for years ended December 31, 2024 and 2023 is not practicable.

On March 1, 2023, the Company, through its subsidiary CBNA, completed the acquisition of certain assets of Axiom Realty Group, which includes Axiom Capital Corp., Axiom Realty Management, LLC and Axiom Realty Advisors, LLC (collectively referred to as “Axiom”), a commercial real estate finance and advisory firm, for $1.8 million in cash. The Company recorded a $1.2 million customer list intangible and recognized $0.6 million of goodwill in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since that date. Revenues of approximately $1.9 million and $0.8 million and direct expenses of approximately $1.9 million and $1.8 million were included in the consolidated statements of income for the years ended December 31, 2024 and 2023, respectively.

On May 13, 2022, the Company completed its acquisition of Elmira Savings Bank (“Elmira”), a New York State chartered savings bank headquartered in Elmira, New York, for $82.2 million in cash. The acquisition enhanced the Company’s presence in five counties in New York’s Southern Tier and Finger Lakes regions. In connection with the acquisition, the Company acquired approximately $583.6 million of identifiable assets, including $436.8 million of loans, $11.3 million of investment securities, and $8.0 million of core deposit intangibles, as well as $522.3 million of deposits. Goodwill of $42.1 million was recognized as a result of the merger. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. The operations of this acquisition has been integrated into the Company and discrete reporting of revenues and direct expenses for the year ended December 31, 2024 is not practicable. Revenues of approximately $14.9 million and $12.1 million, and direct expenses of approximately$4.9 million and $3.1 million from the Elmira branch network, which may not include certain shared expenses, were included in the consolidated statements of income for the years ended December 31, 2023 and 2022, respectively. The Company incurred certain transaction-related costs in 2022 in connection with the Elmira acquisition.

During 2022, the Company, through its subsidiary OneGroup, completed acquisitions of certain assets of insurance agencies for an aggregate amount of $3.5 million in cash. The Company recorded a $2.9 million customer list intangible asset and a $0.1 million intangible asset for a noncompete agreement and recognized $0.5 million of goodwill in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since the date of acquisition. Revenues and direct expenses included in the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 were immaterial.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions. During 2024, based on the receipt of new information, there were adjustments made to the carrying value of other intangibles of $0.1 million and to other assets and other liabilities and goodwill of $0.2 million. During 2023, the carrying amount of loans, accrued interest and fees receivable, other assets and other liabilities associated with the Elmira acquisition was adjusted upon receipt of new information and the adjustments resulted in a net decrease to goodwill of $0.1 million.

The Axiom acquisition generally expanded the Company's presence nationwide providing services to arrange financing for commercial real estate customers. The Elmira acquisition generally expanded the Company’s banking presence in New York. The OneGroup acquisitions generally expanded the Company’s insurance presence in New York, Florida and Pennsylvania. The Wealth Partners acquisition generally expanded the Company's wealth management presence in New York. The BPAS and BPA acquisitions generally expanded the Company’s employee benefit services presence in New York. Management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed after considering the measurement period adjustments described above:

	2024			2023			2022
(000s omitted)	CPD	Other (1)	Total	Axiom	Other (2)	Total	Total (3)
Consideration:
Cash	$5,861	$9,599	$15,460	$1,819	$6,758	$8,577	$85,656
Contingent consideration	3,066	750	3,816	0	1,450	1,450	0
Total net consideration	8,927	10,349	19,276	1,819	8,208	10,027	85,656
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	33	33	0	0	0	84,988
Investment securities	0	0	0	0	0	0	11,305
Loans, net of allowance for credit losses on PCD loans	0	0	0	0	0	0	436,796
Premises and equipment, net	6	106	112	25	41	66	11,317
Accrued interest and fees receivable	0	0	0	0	0	0	882
Other assets	26	359	385	2	175	177	30,337
Core deposit intangibles	0	0	0	0	0	0	7,970
Other intangibles	5,500	6,849	12,349	1,176	4,990	6,166	3,014
Deposits	0	0	0	0	0	0	(522,295)
Other liabilities	(990)	(918)	(1,908)	(9)	(9)	(18)	(3,630)
Other Federal Home Loan Bank borrowings	0	0	0	0	0	0	(17,616)
Total identifiable assets, net	4,542	6,429	10,971	1,194	5,197	6,391	43,068
Goodwill	$4,385	$3,920	$8,305	$625	$3,011	$3,636	$42,588
(1)	Includes amounts for OneGroup acquisitions completed in 2024.
(2)	Includes amounts for OneGroup, Wealth Partners and BPAS acquisitions completed in 2023.
(3)	Includes amounts for CBNA and OneGroup acquisitions completed in 2022.

The Company acquired certain loans from Elmira for which there was no evidence of a more-than-insignificant deterioration in credit quality since origination (non-PCD loans) with an unpaid principal balance of $455.7 million at the acquisition date. Total fair value adjustments for non-PCD loans resulted in a net discount of $20.8 million.

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

The core deposit intangibles related to the Elmira acquisition and other intangibles related to three of the OneGroup acquisitions completed in 2022, the OneGroup, Wealth Partners, and BPAS acquisitions completed in 2023, the Axiom acquisition, and the OneGroup acquisitions completed in 2024 are being amortized using an accelerated method over an estimated useful life of eight years. The other intangibles associated with the fourth remaining OneGroup acquisition completed in 2022 are being amortized using an accelerated method over their estimated useful life of ten years. The other intangibles related to the CPD acquisition are being amortized using an accelerated method over an estimated useful life of 12 years. The goodwill, which is not amortized for book purposes, was assigned to the Employee Benefit Services segment for the CPD acquisition and the BPAS acquisition completed in 2023, the Insurance segment for the OneGroup acquisitions completed in 2024, 2023, and 2022, the Wealth Management segment for the Wealth Partners acquisition completed in 2023 and the Banking and Corporate segment for the Elmira and Axiom acquisitions. Goodwill arising from the Elmira and one of the OneGroup acquisitions in 2024 is not deductible for tax purposes. Goodwill arising from the remaining acquisitions in 2024, 2023, and 2022 is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses amount to $0.2 million, $0.1 million and $5.0 million during 2024, 2023 and 2022, respectively, and have been separately stated in the consolidated statements of income.

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2024				2023
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
(000’s omitted)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,389,208	$0	$305,422	$2,083,786	$2,381,168	$0	$300,385	$2,080,783
Obligations of state and political subdivisions	428,204	288	41,997	386,495	502,879	1,469	29,985	474,363
Government agency mortgage-backed securities	360,102	37	58,915	301,224	400,062	76	51,612	348,526
Corporate debt securities	8,000	0	303	7,697	8,000	0	606	7,394
Government agency collateralized mortgage obligations	6,878	0	366	6,512	9,498	0	572	8,926
Total available-for-sale portfolio	$3,192,392	$325	$407,003	$2,785,714	$3,301,607	$1,545	$383,160	$2,919,992
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,138,743	$0	$123,194	$1,015,549	$1,109,101	$0	$50,866	$1,058,235
Government agency mortgage-backed securities	206,412	448	2,241	204,619	63,073	688	180	63,581
Total held-to-maturity portfolio	$1,345,155	$448	$125,435	$1,220,168	$1,172,174	$688	$51,046	$1,121,816

As of December 31, 2024, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $2.4 million and equity securities without readily determinable fair values carried at $85.1 million, including FHLB common stock of $45.4 million, Federal Reserve Bank (“FRB”) common stock of $33.4 million and other equity securities of $6.3 million.

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

Pursuant with FRB standards, the investment in FRB stock represents approximately half of the total required subscription, and the remaining half is unpaid and remains subject to call by the FRB.

The amount of upward and downward adjustments to equity securities without readily determinable fair values was not material for the year ended December 31, 2024, 2023 and 2022.

The gains and losses on equity and other securities for the years ended December 31, 2024, 2023 and 2022 are as follows:

(000's omitted)	2024	2023	2022
Net gain (loss) recognized on equity securities	$1,231	$(47)	$(44)
Less: Net gain (loss) recognized on equity securities sold during the period	0	0	0
Unrealized gain (loss) recognized on equity securities still held	$1,231	$(47)	$(44)

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2024

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,083,786	$305,422	$2,083,786	$305,422
Obligations of state and political subdivisions	47,144	847	301,202	41,150	348,346	41,997
Government agency mortgage-backed securities	7,943	221	290,786	58,694	298,729	58,915
Corporate debt securities	0	0	7,697	303	7,697	303
Government agency collateralized mortgage obligations	0	0	6,501	366	6,501	366
Total available-for-sale investment portfolio	$55,087	$1,068	$2,689,972	$405,935	$2,745,059	$407,003

Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$0	$0	$1,015,549	$123,194	$1,015,549	$123,194
Government agency mortgage-backed securities	149,742	2,027	15,281	214	165,023	2,241
Total held-to-maturity portfolio	$149,742	$2,027	$1,030,830	$123,408	$1,180,572	$125,435

As of December 31, 2023

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,080,783	$300,385	$2,080,783	$300,385
Obligations of state and political subdivisions	63,541	878	287,191	29,107	350,732	29,985
Government agency mortgage-backed securities	8,586	55	336,266	51,557	344,852	51,612
Corporate debt securities	0	0	7,394	606	7,394	606
Government agency collateralized mortgage obligations	0	0	8,907	572	8,907	572
Total available-for-sale investment portfolio	$72,127	$933	$2,720,541	$382,227	$2,792,668	$383,160

Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$536,885	$15,953	$521,350	$34,913	$1,058,235	$50,866
Government agency mortgage-backed securities	18,951	158	1,393	22	20,344	180
Total held-to-maturity portfolio	$555,836	$16,111	$522,743	$34,935	$1,078,579	$51,046

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds two corporate debt securities in an unrealized loss position and, based on an analysis of the financial position of the issuers including financial performance, liquidity and regulatory capital ratios, the issuers of the securities show a remote risk of default. Timely interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of December 31, 2024 and 2023 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale investment portfolio as of December 31, 2024 and 2023.

Securities classified as held-to-maturity are included under the CECL methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at December 31, 2024 and 2023 all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future, and these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, AAA from Moody’s Investor Services, and AA+ from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of December 31, 2024 and 2023. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
(000’s omitted)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$0	$0	$9,386	$9,333
Due after one through five years	0	0	1,952,103	1,788,434
Due after five years through ten years	565,934	530,096	303,068	257,109
Due after ten years	572,809	485,453	560,855	423,102
Subtotal	1,138,743	1,015,549	2,825,412	2,477,978
Government agency mortgage-backed securities	206,412	204,619	360,102	301,224
Government agency collateralized mortgage obligations	0	0	6,878	6,512
Total	$1,345,155	$1,220,168	$3,192,392	$2,785,714

Investment securities with a carrying value of $2.27 billion and $2.14 billion at December 31, 2024 and 2023, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $362.1 million and $598.9 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at December 31, 2024 and 2023, respectively. All securities sold under agreement to repurchase as of December 31, 2024 and 2023 have an overnight and continuous maturity.

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

NOTE D:  LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio at December 31 are summarized as follows:

(000’s omitted)	2024	2023
CRE - multifamily	$724,114	$619,794
CRE – owner occupied	864,783	752,774
CRE – non-owner occupied	1,775,099	1,711,198
Commercial & industrial and other business loans	1,141,182	1,000,630
Consumer mortgage	3,489,780	3,285,018
Consumer indirect	1,767,655	1,703,440
Consumer direct	192,327	185,229
Home equity	477,425	446,515
Gross loans, including deferred origination costs	10,432,365	9,704,598
Allowance for credit losses	(79,114)	(66,669)
Loans, net of allowance for credit losses	$10,353,251	$9,637,929

The Company had approximately $84.1 million and $81.6 million of net deferred loan origination costs included in gross loans as of December 31, 2024 and 2023, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers. Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection. Following is a summary of the aggregate amount of such loans during 2024 and 2023.

(000’s omitted)	2024	2023
Balance at beginning of year	$11,692	$12,373
New loans	0	1,372
Payments	(1,157)	(2,053)
Balance at end of year	$10,535	$11,692

The following tables present the aging of the amortized cost basis of the Company’s past due loans by segment as of December 31, 2024 and 2023:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2024	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$184	$0	$12,316	$12,500	$711,614	$724,114
CRE – owner occupied	690	0	7,695	8,385	856,398	864,783
CRE – non-owner occupied	447	0	11,826	12,273	1,762,826	1,775,099
Commercial & industrial and other business loans	2,832	0	8,122	10,954	1,130,228	1,141,182
Consumer mortgage	24,928	5,288	24,389	54,605	3,435,175	3,489,780
Consumer indirect	22,379	1,227	0	23,606	1,744,049	1,767,655
Consumer direct	1,747	106	0	1,853	190,474	192,327
Home equity	2,739	379	2,039	5,157	472,268	477,425
Total	$55,946	$7,000	$66,387	$129,333	$10,303,032	$10,432,365

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2023	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$0	$0	$0	$0	$619,794	$619,794
CRE – owner occupied	1,477	0	1,953	3,430	749,344	752,774
CRE – non-owner occupied	2,311	0	17,964	20,275	1,690,923	1,711,198
Commercial & industrial and other business loans	880	0	336	1,216	999,414	1,000,630
Consumer mortgage	18,434	4,559	26,043	49,036	3,235,982	3,285,018
Consumer indirect	20,215	776	0	20,991	1,682,449	1,703,440
Consumer direct	1,579	135	23	1,737	183,492	185,229
Home equity	3,546	416	2,368	6,330	440,185	446,515
Total	$48,442	$5,886	$48,687	$103,015	$9,601,583	$9,704,598

An immaterial amount of interest income on nonaccrual loans was recognized during the years ended December 31, 2024 or 2023. For the years ended December 31, 2024 and 2023, an immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income. Approximately $1.8 million of interest income on loans that returned to accrual status in 2024 was recognized for the year ended December 31, 2024.

The Company uses several credit quality indicators to assess credit risk in an ongoing manner. The Company’s primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as “pass”, “special mention”, “substandard”, or “doubtful”. Business lending loans under $250,000 are assigned either a “pass” or “substandard” risk rating. Credit risk ratings are applied to loans individually based on a case-by-case evaluation. In general, the following are the definitions of the Company’s credit quality indicators:

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

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at December 31, 2024 and 2023.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted to
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Term	Total
CRE – multifamily:
Risk rating
Pass	$24,631	$101,868	$141,997	$50,421	$16,827	$134,788	$63,401	$146,565	$680,498
Special mention	0	0	0	0	0	1,865	1,500	14,030	17,395
Substandard	0	0	7,232	1,580	60	4,639	641	9,293	23,445
Doubtful	0	0	0	0	0	0	0	2,776	2,776
Total CRE – multifamily	$24,631	$101,868	$149,229	$52,001	$16,887	$141,292	$65,542	$172,664	$724,114
Current period gross charge-offs(1)	$0	$0	$0	$62	$0	$0	$0	$0	$62

CRE – owner occupied:
Risk rating
Pass	$101,325	$50,104	$76,554	$52,518	$36,798	$233,701	$68,794	$171,660	$791,454
Special mention	744	4,726	2,076	1,474	1,407	4,679	430	23,107	38,643
Substandard	0	1,792	7,565	978	2,123	15,137	1,112	5,979	34,686
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$102,069	$56,622	$86,195	$54,970	$40,328	$253,517	$70,336	$200,746	$864,783
Current period gross charge-offs(1)	$0	$806	$0	$0	$0	$0	$0	$0	$806

CRE – non-owner occupied:
Risk rating
Pass	$98,845	$120,244	$193,914	$115,990	$86,279	$296,787	$418,515	$230,482	$1,561,056
Special mention	2,007	377	50,868	1,264	259	20,210	20,960	23,600	119,545
Substandard	0	10,887	284	1,846	351	13,023	23,816	43,425	93,632
Doubtful	0	0	0	866	0	0	0	0	866
Total CRE – non-owner occupied	$100,852	$131,508	$245,066	$119,966	$86,889	$330,020	$463,291	$297,507	$1,775,099
Current period gross charge-offs(1)	$0	$412	$0	$0	$0	$77	$0	$554	$1,043

Commercial & industrial and other business loans:
Risk rating
Pass	$267,499	$67,503	$92,315	$69,456	$24,072	$88,204	$390,217	$56,971	$1,056,237
Special mention	6,078	445	1,673	1,022	2	1,889	12,468	7,608	31,185
Substandard	1,575	16,588	3,743	1,458	397	3,261	20,842	5,896	53,760
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$275,152	$84,536	$97,731	$71,936	$24,471	$93,354	$423,527	$70,475	$1,141,182
Current period gross charge-offs(1)	$0	$64	$119	$114	$0	$23	$924	$2	$1,246

Total business lending:
Risk rating
Pass	$492,300	$339,719	$504,780	$288,385	$163,976	$753,480	$940,927	$605,678	$4,089,245
Special mention	8,829	5,548	54,617	3,760	1,668	28,643	35,358	68,345	206,768
Substandard	1,575	29,267	18,824	5,862	2,931	36,060	46,411	64,593	205,523
Doubtful	0	0	0	866	0	0	0	2,776	3,642
Total business lending	$502,704	$374,534	$578,221	$298,873	$168,575	$818,183	$1,022,696	$741,392	$4,505,178
Current period gross charge-offs(1)	$0	$1,282	$119	$176	$0	$100	$924	$556	$3,157

(1) For the year ended December 31, 2024

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Term	Total
CRE - multifamily:
Risk rating
Pass	$90,888	$145,337	$52,058	$19,982	$41,992	$112,287	$3,237	$106,580	$572,361
Special mention	13,175	7,317	0	65	0	3,522	0	8,289	32,368
Substandard	0	959	0	0	551	1,293	150	12,112	15,065
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$104,063	$153,613	$52,058	$20,047	$42,543	$117,102	$3,387	$126,981	$619,794
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – owner occupied:
Risk rating
Pass	$58,544	$89,616	$58,798	$46,465	$80,361	$192,345	$28,023	$158,652	$712,804
Special mention	3,258	2,384	649	639	1,472	11,962	743	6,064	27,171
Substandard	880	108	922	1,480	514	7,531	941	423	12,799
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$62,682	$92,108	$60,369	$48,584	$82,347	$211,838	$29,707	$165,139	$752,774
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$19	$0	$19

CRE – non-owner occupied:
Risk rating
Pass	$143,106	$255,699	$111,306	$86,560	$60,646	$275,458	$387,559	$265,348	$1,585,682
Special mention	42	827	16,109	1,311	109	29,648	18,806	3,506	70,358
Substandard	947	136	1,123	2,996	1,248	20,578	100	27,542	54,670
Doubtful	0	0	0	488	0	0	0	0	488
Total CRE – non-owner occupied	$144,095	$256,662	$128,538	$91,355	$62,003	$325,684	$406,465	$296,396	$1,711,198
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial & industrial and other business loans:
Risk rating
Pass	$146,627	$133,529	$94,764	$34,572	$34,714	$99,525	$337,388	$55,222	$936,341
Special mention	15,306	2,071	1,491	1,557	2,553	1,854	16,341	8,045	49,218
Substandard	38	800	558	477	323	1,305	10,800	770	15,071
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$161,971	$136,400	$96,813	$36,606	$37,590	$102,684	$364,529	$64,037	$1,000,630
Current period gross charge-offs(1)	$0	$160	$0	$0	$0	$36	$569	$0	$765

Total business lending:
Risk rating
Pass	$439,165	$624,181	$316,926	$187,579	$217,713	$679,615	$756,207	$585,802	$3,807,188
Special mention	31,781	12,599	18,249	3,572	4,134	46,986	35,890	25,904	179,115
Substandard	1,865	2,003	2,603	4,953	2,636	30,707	11,991	40,847	97,605
Doubtful	0	0	0	488	0	0	0	0	488
Total business lending	$472,811	$638,783	$337,778	$196,592	$224,483	$757,308	$804,088	$652,553	$4,084,396
Current period gross charge-offs(1)	$0	$160	$0	$0	$0	$36	$588	$0	$784

(1) For the year ended December 31, 2023

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

The following tables detail the balances in all other loan categories at December 31, 2024 and 2023:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
(000’s omitted)							Amortized	Converted to
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$312,040	$327,737	$325,563	$418,887	$182,058	$665,652	$2,501	$124,134	$2,358,572
Nonperforming	0	0	669	748	521	4,476	0	0	6,414
Total FICO AB	312,040	327,737	326,232	419,635	182,579	670,128	2,501	124,134	2,364,986
FICO CDE(2)
Performing	149,322	139,294	138,007	151,769	93,797	352,517	33,678	43,147	1,101,531
Nonperforming	564	1,815	3,932	1,483	2,076	12,282	0	1,111	23,263
Total FICO CDE	149,886	141,109	141,939	153,252	95,873	364,799	33,678	44,258	1,124,794
Total consumer mortgage	$461,926	$468,846	$468,171	$572,887	$278,452	1,034,927	$36,179	$168,392	$3,489,780
Current period gross charge-offs(3)	$0	$141	$30	$1	$20	$192	$0	$0	$384

Consumer indirect:
Performing	$656,284	$492,192	$380,652	$153,977	$32,812	$50,511	$0	$0	$1,766,428
Nonperforming	118	461	453	141	34	20	0	0	1,227
Total consumer indirect	$656,402	$492,653	$381,105	$154,118	$32,846	$50,531	$0	$0	$1,767,655
Current period gross charge-offs(3)	$1,468	$3,039	$3,789	$1,592	$499	$1,220	$0	$0	$11,607

Consumer direct:
Performing	$84,114	$49,126	$30,424	$12,534	$3,374	$5,527	$7,122	$0	$192,221
Nonperforming	22	21	2	17	0	8	36	0	106
Total consumer direct	$84,136	$49,147	$30,426	$12,551	$3,374	$5,535	$7,158	$0	$192,327
Current period gross charge-offs(3)	$176	$1,072	$664	$389	$74	$118	$251	$0	$2,744

Home equity:
Performing	$68,249	$53,612	$54,754	$53,466	$26,456	$56,072	$137,448	$24,950	$475,007
Nonperforming	32	234	225	43	282	534	850	218	2,418
Total home equity	$68,281	$53,846	$54,979	$53,509	$26,738	$56,606	$138,298	$25,168	$477,425
Current period gross charge-offs(3)	$0	$0	$23	$0	$8	$41	$92	$0	$164

(1) FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.

(2) FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

(3) For the year ended December 31, 2024

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

(3) For the year ended December 31, 2023

Business lending loans greater than $0.5 million that are on nonaccrual are individually assessed and, if necessary, a specific allocation of the allowance for credit losses is provided. If management determines that foreclosure is probable, expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs as appropriate. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of the collateral. The collateral for individually assessed CRE non - owner occupied loans consists of office property associated with one customer. Individually assessed CRE multifamily loans consists of a rental apartment property associated with one customer. A summary of individually assessed business lending loans as of December 31, 2024 and 2023 follows:

	December 31, 2024			December 31, 2023
			Specifically			Specifically
	Carrying	Contractual	Allocated	Carrying	Contractual	Allocated
(000’s omitted)	Balance	Balance	Allowance	Balance	Balance	Allowance
Loans with allowance allocation:
CRE – multifamily	$12,068	$12,068	$2,764	$0	$0	$0
CRE – non-owner occupied	10,075	10,270	864	3,484	3,484	470
Total	$22,143	$22,338	$3,628	$3,484	$3,484	$470

Loans without allowance allocation:
CRE – owner occupied	$7,554	$8,360	$0	$1,551	$1,551	$0
CRE – non-owner occupied	1,592	2,606	0	13,999	14,014	0
Commercial & industrial and other business loans	7,672	7,672	0	200	200	0
Total	$16,818	$18,638	$0	$15,750	$15,765	$0

The average carrying balance of individually assessed loans was $42.5 million and $20.2 million for the years ended December 31, 2024 and 2023, respectively. An immaterial amount of interest income was recognized on individually assessed loans for the years ended December 31, 2024 and 2023.

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

The following table presents the amortized cost basis of loans at December 31, 2024 and 2023 that were both experiencing financial difficulty and modified during the years ended December 31, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Year Ended December 31, 2024			Year Ended December 31, 2023
		Other	Total Class of		Other	Total Class of
	Term	Payment	Financing	Term	Payment	Financing
(000s omitted except for percentages)	Extension	Delay	Receivable	Extension	Delay	Receivable
CRE - owner occupied	$1,504	$0	0.17%	$1,367	$0	0.18%
CRE - non-owner occupied	3,191	17,942	1.19%	700	0	0.04%
Commercial & industrial and other business loans	3,907	0	0.34%	0	0	0.00%
Consumer mortgage	370	0	0.01%	281	0	0.01%
Home equity	23	0	0.00%	31	0	0.01%
Total	$8,995	$17,942	0.26%	$2,379	$0	0.02%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance at December 31, 2024 of such loans that have been modified in the past twelve months.

			90+ Days Past
		Past Due 30 –	Due and Still
(000s omitted)	Current	89 Days	Accruing	Non-Accrual	Total
CRE - owner occupied	$1,504	$0	$0	$0	$1,504
CRE - non-owner occupied	21,133	0	0	0	21,133
Commercial & industrial and other business loans	91	0	0	3,816	3,907
Consumer mortgage	73	0	0	297	370
Home equity	0	0	0	23	23
Total	$22,801	$0	$0	$4,136	$26,937

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2024 and 2023:

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
	Weighted-Average	Weighted-Average	Weighted-Average
	Term Extension	Other Payment Delay	Term Extension
	(Years)	(Years)	(Years)
CRE - owner occupied	2.3	0.0	10.0
CRE - non-owner occupied	1.0	0.7	5.0
Commercial & industrial and other business loans	0.3	0.0	0.0
Consumer mortgage	7.6	0.0	5.2
Home equity	1.8	0.0	9.9
Total	1.2	0.7	8.0

There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the year ended December 31, 2024 and 2023.

Allowance for Credit Losses

The following presents by loan segment the activity in the allowance for credit losses during 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$26,854	$(3,157)	$425	$13,079	$37,201
Consumer mortgage	15,333	(384)	43	25	15,017
Consumer indirect	18,585	(11,607)	6,508	7,409	20,895
Consumer direct	3,269	(2,744)	958	1,970	3,453
Home equity	1,628	(164)	13	71	1,548
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	66,669	(18,056)	7,947	22,554	79,114
Liabilities for off-balance-sheet credit exposures	913	0	0	219	1,132
Total allowance for credit losses	$67,582	$(18,056)	$7,947	$22,773	$80,246

	Year Ended December 31, 2023
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$23,297	$(784)	$523	$3,818	$26,854
Consumer mortgage	14,343	(669)	48	1,611	15,333
Consumer indirect	17,852	(9,352)	5,719	4,366	18,585
Consumer direct	2,973	(2,009)	826	1,479	3,269
Home equity	1,594	(119)	14	139	1,628
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	61,059	(12,933)	7,130	11,413	66,669
Liabilities for off-balance-sheet credit exposures	1,123	0	0	(210)	913
Total allowance for credit losses	$62,182	$(12,933)	$7,130	$11,203	$67,582

	Year Ended December 31, 2022
				PCD
	Beginning			Allowance at		Ending
(000’s omitted)	balance	Charge-offs	Recoveries	Acquisition	Provision	balance
Business lending	$22,995	$(824)	$1,374	$71	$(319)	$23,297
Consumer mortgage	10,017	(313)	62	0	4,577	14,343
Consumer indirect	11,737	(7,986)	4,756	0	9,345	17,852
Consumer direct	2,306	(1,252)	772	0	1,147	2,973
Home equity	1,814	(86)	163	0	(297)	1,594
Unallocated	1,000	0	0	0	0	1,000
Allowance for credit losses – loans	49,869	(10,461)	7,127	71	14,453	61,059
Liabilities for off-balance-sheet credit exposures	803	0	0	0	320	1,123
Total allowance for credit losses	$50,672	$(10,461)	$7,127	$71	$14,773	$62,182

The allowance for credit losses increased to $79.1 million at December 31, 2024 compared to $66.7 million at December 31, 2023, driven by organic loan growth, slight degradation in certain asset quality metrics, and relatively stable economic forecasts.

Accrued interest receivable on loans, included in accrued interest and fees receivable in the consolidated statements of condition, totaled $33.2 million and $31.2 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses and amortized cost basis of loans.

The Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods, which is derived from the Company’s historical loss experience. To address changes and trends in current period credit metrics, qualitative adjustments to historical loss experience were made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine current expected credit losses. Management selected an eight-quarter reasonable and supportable forecast period with a four-quarter reversion to the historical mean to use as part of the economic forecast and utilizes a two-quarter lag adjustment for economic factors that are not dependent on collateral values, and no lag for factors that utilize collateral values. Management determined that these qualitative adjustments were needed to adjust historical information for expected losses and to reflect changes as a result of current conditions.

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of December 31, 2024. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the impact of a decline in residential real estate and vehicle prices as well as inflation. The scenarios utilized forecast stable unemployment levels, modest GDP and real household income growth, offset by some declines in auto, housing and commercial real estate prices.

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

At December 31, 2024, loans with a carrying amount of approximately $6.72 billion were pledged for the availability to secure certain borrowings with the FHLB and FRB. There were $610.0 million of borrowings outstanding under these arrangements at December 31, 2024.

At December 31, 2024 and 2023, the carrying amount of residential real estate property in the process of foreclosure was $6.3 million and $5.8 million, respectively.

During the years ended December 31, 2024 and 2023, the Company did not purchase any loans, while the Company sold $58.8 million and $6.1 million, respectively, of secondary market eligible residential consumer mortgage loans. During the year ended December 31, 2024, the Company sold $1.3 million of commercial loans. The Company did not sell any commercial loans during the year ended December 31, 2023.

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000’s omitted)	2024	2023
Land and land improvements	$34,589	$33,954
Bank premises	163,587	155,146
Equipment	79,408	71,372
Operating lease right-of-use assets	46,240	40,036
Construction in progress	5,479	7,995
Premises and equipment, gross	329,303	308,503
Accumulated depreciation	(145,544)	(135,085)
Premises and equipment, net	$183,759	$173,418

As of December 31, 2024 and 2023, the Company had $1.4 million and $2.7 million, respectively, of premises and equipment held for sale, comprised of $0.6 million and $1.3 million, respectively, of land and land improvements and $0.8 million and $1.4 million, respectively, of former bank premises, recorded in other assets in the consolidated statements of condition.

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(72,225)	$5,148	$77,373	$(69,214)	$8,159
Other intangibles	135,833	(92,735)	43,098	125,919	(81,487)	44,432
Total amortizing intangibles	$213,206	$(164,960)	$48,246	$203,292	$(150,701)	$52,591

The estimated aggregate amortization expense of other intangibles for each of the five succeeding fiscal years ended December 31 is as follows (000’s omitted):

Year	Amount
2025	$12,733
2026	11,191
2027	5,370
2028	4,061
2029	3,366
Thereafter	11,525
Total	$48,246

Shown below are the components of the Company’s goodwill at December 31, 2024, 2023, and 2022:

	December 31,	Additions/	December 31,	Additions/	December 31,
(000’s omitted)	2022	Adjustments	2023	Adjustments	2024
Goodwill	$841,841	$3,555	$845,396	$7,829	$853,225

The Company evaluates goodwill for impairment on an annual basis in accordance with FASB ASC 350, to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and performs either a qualitative or quantitative assessment, depending on circumstances and management judgment. During 2024, the Company performed qualitative goodwill analyses for all of the Company's operating segments. The qualitative analyses include assessments of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity - specific events and changes in share price, as well as analyzing previous quantitative goodwill impairment analyses performed as of October 1, 2023. The Company determined that the inputs, assumptions and conclusions reached remained appropriate for the purpose of the 2024 qualitative analysis, and as it was determined that it was more likely than not that no impairment existed, a quantitative analysis for 2024 was not necessary. During 2023, the Company performed quantitative goodwill analyses for all of the Company's operating segments. The inputs for the quantitative analyses include determination of the discount rate, forecasted financial performance of the business entity, macroeconomic and industry conditions, and other relevant events that affect the fair value of the reporting unit. Based on the Company’s annual impairment analysis of goodwill as of October 1, 2023, it was determined that the fair value of each reporting unit was in excess of its respective carrying value, therefore goodwill was not impaired. The Company also performs a quarterly analysis to determine if any triggering events have occurred that would require an interim evaluation. During 2024 and 2023, no triggering events or impairment was noted during these interim analyses.

Under certain circumstances, the Company sells consumer residential mortgage loans in the secondary market and typically retains the right to service the loans sold. These mortgage servicing rights were immaterial at December 31, 2024 and 2023. The total principal balance of loans serviced for others was $538.1 million and $532.9 million at December 31, 2024 and 2023, respectively. The total custodial escrow balances maintained in connection with loans serviced for others was $10.5 million and $10.2 million at December 31, 2024 and 2023, respectively.

NOTE G:  DEPOSITS

Deposits recorded in the consolidated statements of condition consist of the following at December 31:

(000’s omitted)	2024	2023
Noninterest checking	$3,557,219	$3,638,527
Interest checking	2,943,288	2,900,003
Savings	2,254,034	2,276,523
Money market	2,509,715	2,392,605
Time	2,177,451	1,720,463
Total deposits	$13,441,707	$12,928,121

Interest on deposits recorded in the consolidated statements of income consists of the following for the years ended December 31:

(000’s omitted)	2024	2023	2022
Interest on interest checking	$15,790	$12,950	$3,340
Interest on savings	11,315	5,970	671
Interest on money market	55,894	33,709	4,019
Interest on time	76,521	32,708	7,014
Total interest on deposits	$159,520	$85,337	$15,044

The approximate maturities of time deposits at December 31, 2024 are as follows:

		Accounts $250,000
(000’s omitted)	All Accounts	or Greater
2025	$1,863,991	$554,906
2026	245,744	94,704
2027	43,998	21,013
2028	14,600	1,235
2029	9,108	1,125
Thereafter	10	0
Total	$2,177,451	$672,983

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000’s omitted)	2024	2023
Securities sold under agreement to repurchase, short term	$261,553	$304,595
Overnight borrowings	118,000	53,000
FHLB and other borrowings, includes discount of $102 and $217, respectively	619,312	407,603
Total borrowings	$998,865	$765,198

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate loan portfolio and various investment securities.

Securities sold under agreement to repurchase, overnight borrowings and FHLB borrowings at December 31, 2024 have contractual maturity dates as follows:

		Weighted-average
	Carrying	Rate at
(000’s omitted, except rate)	Value	December 31, 2024
January 2, 2025	$379,553	2.42%
January 7, 2025	4,996	2.78%
January 29, 2025	4,994	2.59%
February 28, 2025	1,990	1.38%
October 1, 2025	234	1.50%
March 1, 2027	1,917	1.55%
June 7, 2027	50,000	4.47%
June 14, 2027	50,000	4.38%
June 21, 2027	50,000	4.40%
August 23, 2027	100,000	3.73%
August 10, 2028	254,380	4.67%
December 7, 2028	91,680	4.54%
March 1, 2029	454	2.50%
Total	$990,198	2.21%

Interest on borrowings recorded in the consolidated statements of income consists of the following for the years ended December 31:

(000’s omitted)	2024	2023	2022
Interest on overnight borrowings	$4,851	$9,349	$6,518
Interest on Federal Reserve short-term borrowings	2,643	0	0
Interest on securities sold under agreement to repurchase, short-term	4,584	3,094	998
Interest on FHLB and other borrowings	22,813	6,285	386
Interest on subordinated notes payable	0	38	153
Total interest on borrowings	$34,891	$18,766	$8,055

The weighted-average interest rate on borrowings for the years ended December 31, 2024 and 2023 was 3.80% and 2.97%, respectively.

The Bank has an unused line of credit of $25.0 million at December 31, 2024. The Bank has unused borrowing capacity of approximately $1.19 billion through collateralized transactions with the FHLB and $2.67 billion through collateralized transactions with the Federal Reserve.

During 2024, the Company secured $250.0 million of fixed rate FHLB term borrowings. The borrowings consist of: three $50.0 million advances that are putable at the option of the FHLB in June 2025 and mature in June 2027 if the option is not exercised, at interest rates ranging from 4.38% to 4.47%; one $100.0 million advance that is putable at the option of the FHLB in August 2025 and matures in August 2027 if the option is not exercised, at a rate of 3.73%. The Company also secured $300.0 million in short - term borrowings through the Bank Term Funding Program at the Federal Reserve at a rate of 4.87%, to fund expected net loan growth. These short - term borrowings matured during March 2024 and the Bank Term Funding Program has ceased making new loans as of March 11, 2024.

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

NOTE I:  INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000’s omitted)	2024	2023	2022
Current:
Federal	$30,170	$35,346	$39,838
State and other	13,711	7,193	9,899
Deferred:
Federal	(2,836)	(4,877)	1,163
State and other	3,510	(2,626)	146
Amortization of investments in LIHTC and solar energy partnerships	9,669	1,271	1,187
Provision for income taxes	$54,224	$36,307	$52,233

Components of the net deferred tax asset, included in other assets, as of December 31, 2024 and 2023 are as follows:

(000’s omitted)	2024	2023
Investment securities	$158,596	$157,456
Allowance for credit losses	20,206	16,398
Employee benefits	5,788	5,727
Lease liabilities	12,424	10,211
Other, net	5,650	6,023
Deferred tax asset	202,664	195,815

Goodwill and intangibles	39,467	39,366
Lease right-of-use assets	11,737	9,872
Loan origination costs	11,579	10,777
Depreciation	623	383
Mortgage servicing rights	561	306
Pension	24,647	19,181
Deferred tax liability	88,614	79,885
Net deferred tax asset	$114,050	$115,930

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(1.0)	(1.7)	(1.3)
State income taxes, net of federal benefit	4.1	2.2	3.3
Stock-based compensation	(0.2)	(0.2)	(0.3)
Federal tax credits, net of amortization	(0.6)	(0.5)	(1.0)
Other, net	(0.4)	0.8	0.0
Effective income tax rate	22.9%	21.6%	21.7%

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:

(000’s omitted)	2024	2023	2022
Unrecognized tax benefits at beginning of year	$0	$0	$0
Changes related to:
Increases as a result of tax positions taken during a prior period	3,802	0	0
Decreases as a result of settlements with taxing authorities	(1,331)	0	0
Unrecognized tax benefits at end of year	$2,471	$0	$0

All of the unrecognized tax benefits would impact the Company’s effective tax rate if recognized. During the year ended December 2024, the Company recognized $1.0 million of accrued interest related to unrecognized tax benefits in income taxes in the consolidated statements of income. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of various examinations.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations. The Company’s federal income tax returns for years after 2020 may still be examined by the Internal Revenue Service. The Company’s New York State income tax returns are currently under examination by the New York Department of Taxation and Finance in connection with tax years 2018 to 2020. The Company has not received notice of proposed adjustments from these examinations, and it is not possible to estimate if and when those examinations may be completed. New York State income tax returns for years after 2020 may still be examined by the New York Department of Taxation and Finance.

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

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at the beginning of year	$158,280	$151,361	$1,714	$1,656
Service cost	4,693	4,433	0	0
Interest cost	7,593	7,561	86	92
Deferred actuarial (gain)/loss	(10,542)	5,530	(30)	165
Benefits paid	(18,619)	(10,605)	(182)	(199)
Benefit obligation at end of year	141,405	158,280	1,588	1,714
Change in plan assets:
Fair value of plan assets at beginning of year	267,462	244,332	0	0
Actual return of plan assets	18,839	28,746	0	0
Employer contributions	5,342	4,989	182	199
Benefits paid	(18,619)	(10,605)	(182)	(199)
Fair value of plan assets at end of year	273,024	267,462	0	0
Over/(Under) funded status at year end	$131,619	$109,182	$(1,588)	$(1,714)

Amounts recognized in the consolidated statement of condition were:
Other assets	$145,264	$123,263	$0	$0
Other liabilities	(13,645)	(14,081)	(1,588)	(1,714)
Amounts recognized in accumulated other comprehensive loss/(income) (“AOCI”) were:
Net loss	$21,866	$33,977	$341	$398
Net prior service cost (credit)	1,472	2,292	(370)	(549)
Pre-tax AOCI	23,338	36,269	(29)	(151)
Taxes	(5,727)	(8,955)	11	41
AOCI at year end	$17,611	$27,314	$(18)	$(110)

The benefit obligation for the defined benefit pension plan was $127.8 million and $144.2 million as of December 31, 2024 and 2023, respectively, and the fair value of plan assets as of December 31, 2024 and 2023 was $273.0 million and $267.5 million, respectively.

The Company has unfunded supplemental pension plans for certain key active and retired executives. The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $12.8 million and $13.6 million for 2024 and 2023, respectively. The Company also has an unfunded stock balance plan for certain of its nonemployee directors. The projected benefit obligation for the unfunded stock balance plan was immaterial for 2024 and 2023, respectively.

The Company has a non-qualified deferred compensation plan for certain employees (“Restoration Plan”) whose benefits under tax-qualified retirement plans are restricted by the Internal Revenue Code Section 401(a)(17) limitation on compensation. The projected benefit obligation for the unfunded Restoration Plan was $0.8 million for 2024 and $0.4 million for 2023.

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

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2024	2023	2024	2023
Prior service (credit)/cost	$(615)	$(620)	$134	$135
Net (gain) loss	(9,087)	(3,720)	(43)	108
Total	$(9,702)	$(4,340)	$91	$243

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2024	2023	2024	2023
Discount rate	5.90%	5.20%	5.90%	5.20%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	3.50%	3.50% for 2024 +	N/A	N/A
Interest crediting rates	6.00% while employed,	6.00% while employed,	N/A	N/A
	4.04% after termination	4.47% after termination

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000’s omitted)	2024	2023	2022	2024	2023	2022
Service cost	$4,693	$4,433	$4,959	$0	$0	$0
Interest cost	7,593	7,561	5,334	86	92	68
Expected return on plan assets	(18,401)	(16,079)	(19,025)	0	0	0
Plan amendment	0	0	(556)	0	0	0
Amortization of unrecognized net loss (gain)	1,131	(2,220)	842	27	22	23
Amortization of prior service cost	820	820	615	(179)	(179)	(179)
Net periodic benefit	$(4,164)	$(5,485)	$(7,831)	$(66)	$(65)	$(88)

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	5.20%	5.40%	3.10%	5.20%	5.40%	3.10%
Expected return on plan assets	7.00%	6.70%	6.70%	N/A	N/A	N/A
Rate of compensation increase	4.50% for 2023,	4.50% for 2023,	4.00% for 2022,
	3.50% for 2024 +	3.50% for 2024 +	3.50% for 2023 +	N/A	N/A	N/A
Interest crediting rates	6.00% while employed,	6.00% while employed,	6.00% while employed,
	4.47% after termination	3.55% after termination	1.94% after termination	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000’s omitted)	Benefits	Benefits
2025	$14,218	$189
2026	13,103	166
2027	13,031	162
2028	12,900	158
2029	13,636	154
2030-2034	64,476	675

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations. The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and future expense while an increase would have the opposite effect. The expected long-term rate of return was estimated by taking into consideration asset allocation, long-term capital market assumptions, reviewing historical returns on the type of assets held and current economic factors. The mortality tables used to determine future benefit obligations under the plan as of December 31, 2024 were the sex-distinct Pri-2012 Mortality Tables for employees, healthy annuitants and contingent survivors, adjusted for mortality improvements using Scale MP-2021 mortality improvement scale on a generational basis. The appropriateness of the assumptions are reviewed annually.

Plan Assets

The investment objective for the defined benefit pension plan is to achieve an average annual total return over a five-year period equal to the assumed rate of return used in the actuarial calculations. At a minimum performance level, the portfolio should earn the return obtainable on high quality intermediate-term bonds. The Company’s perspective regarding portfolio assets combines both preservation of capital and moderate risk-taking. Asset allocation favors fixed income securities, with a target allocation of approximately 30% equity securities, 50% fixed income securities, 15% alternative investments, and 5% money market funds. Due to the volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges. Prohibited transactions include purchase of securities on margin, uncovered call options, and short sale transactions.

The fair values of the Company’s defined benefit pension plan assets at December 31, 2024 by asset category are as follows:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset category (000’s omitted)	Level 1	Level 2	Level 3	Total

Cash equivalents	$1,526	$0	$0	$1,526
Equity securities:
U.S. large-cap	62,289	0	0	62,289
U.S. mid/small cap	17,048	0	0	17,048
International	34,074	0	0	34,074
Other	1,187	0	0	1,187
	114,598	0	0	114,598

Fixed income securities:
Government securities	59,293	23,511	0	82,804
Investment grade bonds	0	61,578	0	61,578
	59,293	85,089	0	144,382

Other investments (a)	0	2,722	1,517	4,239
Alternative investments (c)	0	0	0	6,431

Total (b)	$175,417	$87,811	$1,517	$271,176

The fair values of the Company’s defined benefit pension plan assets at December 31, 2023 by asset category are as follows:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset category (000’s omitted)	Level 1	Level 2	Level 3	Total

Cash equivalents	$13,441	$0	$0	$13,441
Equity securities:
U.S. large-cap	66,709	0	0	66,709
U.S. mid/small cap	23,127	0	0	23,127
CBU common stock	5,691	0	0	5,691
International	50,270	0	0	50,270
Other	1,966	0	0	1,966
	147,763	0	0	147,763

Fixed income securities:
Government securities	59,107	15,491	0	74,598
Investment grade bonds	0	17,968	0	17,968
	59,107	33,459	0	92,566

Other investments (a)	12,759	0	0	12,759

Total (b)	$233,070	33,459	$0	$266,529
(a)	This category is comprised of exchange-traded funds and mutual funds holding non-traditional investment classes including private equity funds and alternative exchange funds.
(b)	Excludes dividends and interest receivable totaling $1.6 million and $0.9 million at December 31, 2024 and 2023, respectively.
(c)	In accordance with fair value measurement guidance, certain investments that are measured at fair value using net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total investments.

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Cash equivalents - Money market funds, which are managed portfolios, including commercial paper and other fixed income securities issued by U.S. and foreign corporations, asset-backed commercial paper, U.S. government securities, obligations of foreign governments and U.S. and foreign banks, which are valued at the closing price reported on the market on which the underlying securities are traded.
●	Equity securities and other investments – Mutual funds, equity securities and common stock of the Company which are valued at the quoted market price of shares held at year-end.
●	Fixed income securities - U.S. Treasuries, municipal bonds and notes, government sponsored entities, and corporate debt valued at the closing price reported on the active market on which the individual securities are traded or for municipal bonds and notes based on quoted prices for similar assets in the active market.
●	Alternative investments – Equity securities valued at the net asset value (NAV) or equivalent. The NAV, as provided by the trustee, is used as a practical expedient to estimate fair value. The NAV is generally based on the fair value of the underlying investments held by the alternative investment. This practical expedient is not used when it is determined to be probable that the alternative investment will sell for an amount different than the reported NAV.

The following table sets forth additional disclosures of the Plan’s investments whose fair value is estimated using net asset value per share (or its equivalent) as of December 31, 2024:

		Unfunded	Redemption	Redemption Notice
Investment (000’s omitted)	Fair Value	Commitment	Frequency	Period
Alternative investments	$6,431	$0	Semiannual	Announced in advance

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation. The Company made a $4.4 million and $4.3 million contribution to its defined benefit pension plan in 2024 and 2023, respectively. The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

401(k) Employee Stock Ownership Plan

The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contributions in the form of Company common stock. The expense recognized under this plan for the years ended December 31, 2024, 2023 and 2022 was $8.2 million, $7.7 million, and $7.1 million, respectively. Effective January 1, 2010, the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan. The expense recognized for this interest credit contribution for the years ended December 31, 2024, 2023, and 2022 was $2.4 million, $1.9 million, and $1.4 million, respectively.

Effective May 15, 2024, the Plan was amended to change the name from Community Bank System, Inc. 401(k) Employee Stock Ownership Plan to Community Financial System, Inc. 401(k) Employee Stock Ownership Plan.

Other Deferred Compensation Arrangements

In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees. All benefits provided under these plans are unfunded and payments to plan participants are made by the Company. At December 31, 2024 and 2023, the Company has recorded a liability of $3.4 million and $3.8 million, respectively. The expense recognized under these plans for the years ended December 31, 2024, 2023, and 2022 was approximately $0.1 million, $0.2 million, and $0.2 million, respectively.

Deferred Compensation Plans for Directors

Directors of the Company may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors. Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares. On the distribution date, the director will receive common stock equal to the accumulated share balance in their account. As of December 31, 2024 and 2023, there were 140,071 and 138,787 shares credited to the participants’ accounts, for which a liability of $6.0 million and $5.8 million was accrued, respectively. The expense recognized under the plan for the years ended December 31, 2024, 2023 and 2022, was $0.2 million, $0.2 million, and $0.2 million, respectively.

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

NOTE K:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees. Under this program, the Company initially authorized four million shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights. The long-term incentive program was amended effective May 25, 2011, May 14, 2014 and May 17, 2017 to authorize an additional 900,000 shares, 1,000,000 shares and 1,000,000 shares, respectively, for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights. Effective May 18, 2022, a new plan was adopted by the Company’s shareholders that authorized 600,000 shares of Company common stock for the same purpose. As of December 31, 2024, the Company has authorization to grant up to approximately 1.2 million additional shares of Company common stock for these instruments.

Nonqualified Stock Options

The Company recognized stock-based compensation expense related to non-qualified stock options of $2.7 million, $3.2 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. A related income tax benefit was recognized of $0.7 million, $0.8 million and $0.7 million for the 2024, 2023 and 2022 years, respectively.

The nonqualified (offset) stock options in the Company’s Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death. The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-
		average Exercise
	Outstanding	Price of Shares
Outstanding at December 31, 2022	1,485,022	$53.45
Granted	252,974	54.06
Exercised	(71,559)	34.27
Forfeited	(24,583)	60.84
Outstanding at December 31, 2023	1,641,854	54.27
Granted	315,804	44.27
Exercised	(260,642)	41.45
Forfeited	(53,089)	56.41
Outstanding at December 31, 2024	1,643,927	54.31
Exercisable at December 31, 2024	1,047,708	$54.98

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2024:

	Options outstanding			Options exercisable
		Weighted-	Weighted-		Weighted-
		average	average		average
		Exercise	Remaining		Exercise
Range of Exercise Price	Shares	Price	Life (years)	Shares	Price
$0.00 – $26.00	30,002	$23.04	2.00	30,002	$23.04
$26.01 – $36.00	51,207	35.36	0.21	51,207	35.36
$36.01 – $46.00	452,106	42.19	6.51	159,712	38.37
$46.01 – $56.00	542,707	53.73	5.90	354,494	53.73
$56.01 – $81.00	567,905	67.88	5.12	452,293	66.15
TOTAL	1,643,927	$54.31	5.55	1,047,708	$54.98

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2024 is 5.55 years and 4.01 years, respectively. The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2024 both total $9.9 million.

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

	2024	2023	2022
Weighted-average Fair Value of Options Granted	$12.32	$14.93	$17.86
Assumptions:
Weighted-average expected life (in years)	6.50	6.50	6.50
Future dividend yield	2.77%	2.48%	2.41%
Share price volatility	29.95%	29.72%	29.88%
Weighted-average risk-free interest rate	4.31%	3.74%	2.16%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $6.5 million at December 31, 2024. The weighted-average period over which this unrecognized expense would be recognized is 3.4 years. The total fair value of stock options vested during 2024, 2023, and 2022 were $3.4 million, $2.7 million and $2.7 million, respectively.

During the 12 months ended December 31, 2024 and 2023, proceeds from stock option exercises totaled $10.0 million and $2.6 million, respectively, and the related tax benefits from exercise were approximately $0.6 million for each year. During the twelve months ended December 31, 2024 and 2023, approximately 0.2 million and 0.07 million shares, respectively, were issued in connection with stock option exercises each year. The total intrinsic value of options exercised during 2024, 2023 and 2022 were $4.9 million, $1.7 million and $2.0 million, respectively.

Restricted Stock Awards

Compensation expense is recognized over the vesting period of the awards based on the fair value of the Company’s stock at grant date. The Company recognized approximately $5.6 million, $4.5 million and $3.8 million of stock-based compensation expense related to restricted stock vesting for 2024, 2023 and 2022, respectively.

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

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2024, and changes during the twelve months ended December 31, 2024 and 2023, is presented below:

	Restricted	Weighted-average
	Shares	grant date fair value
Unvested at December 31, 2022	133,520	$67.89
Awards	70,338	54.03
Forfeitures	(2,648)	60.56
Vestings	(51,647)	65.55
Unvested at December 31, 2023	149,563	62.31
Awards	88,929	44.43
Forfeitures	(14,457)	61.68
Vestings	(78,279)	62.41
Unvested at December 31, 2024	145,756	$51.43

Unrecognized stock-based compensation expense related to unvested restricted stock totaled $4.5 million at December 31, 2024, which will be recognized as expense over the next three or five years according to the awards vesting schedule. The weighted-average period over which this unrecognized expense would be recognized is 1.7 years. The total fair value of restricted stock vested during 2024, 2023, and 2022 were $4.9 million, $3.4 million and $3.1 million, respectively.

Performance Awards

The long-term incentive program provides for the issuance of shares of performance award restricted stock to officers and key employees. There are two sets of performance criteria based on the individual award; (1) based on the Company’s cumulative three year Relative Total Shareholder Return (“TSR”) ranking compared to the constituents of the KBW Regional Bank Index, and continued employment weighted at 50%; and (2) three year Average Relative Return on Average Core Tangible Common Equity (“Core ROATCE”) Relative Total Performance Goal weighted at 50%. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Management estimated the fair value of the stock granted under performance criteria (1) using the Monte Carlo Simulation and stock granted under performance criteria (2) using the grant date fair value. Performance shares cliff vest based on performance results for a three year period. Compensation cost is estimated based on the probability that the performance conditions will be achieved. As of December 31, 2024, the compensation cost is estimated at 51% payout under the terms of the plan for the different performance sets. At each reporting period, the Company will reassess the likelihood of achieving the performance criteria and will adjust compensation expense as needed. The shares have voting rights. Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested. Total shares issuable under the plan are 108,874 at December 31, 2024 with 60,358 shares issued in 2024 and 52,588 shares issued in 2023.

	Performance
	Restricted	Weighted-average
	Shares	grant date fair value
Unvested at December 31, 2022	31,999	$34.93
Awards	52,588	25.36
Forfeitures	(2,874)	34.93
Vestings	(575)	34.93
Unvested at December 31, 2023	81,138	27.15
Awards	60,358	21.32
Forfeitures	(25,139)	29.54
Vestings	(7,483)	31.31
Unvested at December 31, 2024	108,874	$25.02

Unrecognized stock-based compensation expense related to unvested performance restricted stock totaled $1.7 million at December 31, 2024, which will be recognized as expense over the next three years. The weighted-average period over which this unrecognized expense would be recognized is 1.9 years. The total fair value of performance restricted stock vested during 2024 was $0.2 million, and was immaterial and $0.02 million in 2023 and 2022, respectively.

NOTE L:  EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of December 31, 2024.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. At December 31, 2024, 2023 and 2022 weighted-average anti-dilutive stock options outstanding were immaterial, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2024, 2023 and 2022.

(000’s omitted, except per share data)	2024	2023	2022
Net income	$182,481	$131,924	$188,081
Income attributable to unvested stock-based compensation awards	(740)	(447)	(533)
Income available to common shareholders	$181,741	$131,477	$187,548

Weighted-average common shares outstanding – basic	52,755	53,601	53,896
Basic earnings per share	$3.44	$2.45	$3.48

Net income	$182,481	$131,924	$188,081
Income attributable to unvested stock-based compensation awards	(740)	(447)	(533)
Income available to common shareholders	$181,741	$131,477	$187,548

Weighted-average common shares outstanding – basic	52,755	53,601	53,896
Assumed exercise of stock options	128	124	312
Weighted-average common shares outstanding – diluted	52,883	53,725	54,208
Diluted earnings per share	$3.44	$2.45	$3.46
Cash dividends declared per share	$1.82	$1.78	$1.74

Stock Repurchase Program

At its December 2024 meeting, the Board of Directors of the Company (the “Board”) approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,628,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2025. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

At its December 2023 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve - month period starting January 1, 2024. There were 1,000,000 shares of treasury stock purchases made under this authorization during 2024 with an average price paid per share of $45.84.

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

The contract amounts of commitments and contingencies are as follows at December 31:

(000’s omitted)	2024	2023
Commitments to extend credit	$1,635,509	$1,494,549
Standby letters of credit	80,245	61,352
Total	$1,715,754	$1,555,901

On November 16, 2023, the Federal Deposit Insurance Corporation (“FDIC”) issued a final rulemaking that implemented a special assessment to recover the uninsured deposit losses from bank failures that occurred during 2023. The final rule anticipated collecting the special assessment over eight quarterly assessment periods beginning in 2024 at an annual rate of approximately 13.4 basis points of uninsured deposits that exceeded $5.0 billion as of December 31, 2022. The FDIC has indicated that the amount of the special assessment and number of quarterly assessment periods are subject to adjustment as their loss estimates change. The Company accrued $1.5 million of expense related to the FDIC special assessment in 2023. During the year ended December 31, 2024, the Company adjusted its accrual for the FDIC special assessment for a net decrease of $0.2 million. The adjustments were made based on the receipt of new information from the FDIC that indicated an update to the special assessment amount and an increase in the number of quarterly assessment periods from eight to ten. Total FDIC insurance expense was $9.0 million and $9.5 million for the years ended December 31, 2024 and 2023, respectively.

During 2024, CBNA entered into agreements to invest a total of $10.0 million in investment tax credits generated by a solar energy producing company. The Company has elected to account for the investment using the proportional amortization method. At December 31, 2024, the balance of the Company’s investment in these tax credits was $1.4 million and the unfunded commitment related to the solar energy tax credit investments was $1.3 million. These amounts were reflected in other assets and accrued interest and other liabilities, respectively, in the consolidated statements of condition. During the year ended December 31, 2024, the Company funded $8.6 million of the total commitment and the Company expects to fund the remaining commitment by December 31, 2025 as capital calls are made. During the year ended December 31, 2024, the Company recognized $8.9 million of federal tax credits and $8.4 million of amortization of income tax credit investments in income taxes in the consolidated statements of income related to solar energy tax credits.

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

The Company recorded a loss contingency in 2023 related to the settlement, following mediation, of a threatened collective and class action asserted against CBNA on behalf of certain nonexempt branch employees, regarding unpaid wages under the Fair Labor Standards Act and applicable state labor laws. On February 5, 2024, following a mediation held on February 1, 2024, the Company agreed to a settlement in the amount of $5.8 million. A settlement agreement was executed by the parties and the terms of the settlement were approved by the Court. The Company recorded a $5.8 million litigation accrual at December 31, 2023. During the second quarter of 2024, the Company paid $5.8 million to the qualified settlement fund and the claims administrator mailed a notice and settlement check to class members who were eligible to participate in the settlement. Funds in the amount of $0.1 million that remained in the settlement fund after the deadline to negotiate the settlement checks were returned to CBNA during the fourth quarter of 2024.

NOTE N:  LEASES

The Company has operating and finance leases for certain offices and certain equipment. These leases have remaining terms that range from less than one year to 15 years. Options to extend the leases range from a single extension option of one year to multiple extension options for up to 40 years. Certain agreements include an option to terminate the lease within one year.

The components of lease expense are as follows:

(000’s omitted)	2024	2023	2022
Operating lease cost	$10,536	$9,358	$8,568
Finance lease cost:
Amortization of right-of-use assets	283	0	0
Interest on lease liabilities	215	0	0
Variable lease cost	80	68	108
Short-term lease cost (1)	99	64	65
Total lease cost	$11,213	$9,490	$8,741
(1)	Short-term lease cost includes the cost of leases with terms of twelve months or less, excluding leases with terms of one month or less.

Supplemental cash flow information related to leases is as follows:

(000’s omitted)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$8,756	$8,584
Operating cash outflows for finance leases	86	0
Financing cash outflows for finance leases	71	0

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	16,043	19,301
Finance leases	8,608	0

Supplemental balance sheet information related to leases is as follows:

(000’s omitted, except lease term and discount rate)	2024	2023
Operating leases
Operating lease right-of-use assets	$46,240	$40,036
Operating lease liabilities	48,947	41,409

Finance leases
Finance lease right-of-use assets	8,325	0
Finance lease liabilities	8,667	0

Weighted average remaining lease term
Operating leases	7.4 years	6.5 years
Finance leases	14.4 years	0.0 years

Weighted average discount rate
Operating leases	4.23%	3.79%
Finance leases	5.01%	0.00%

Maturities of lease liabilities as of December 31, 2024 are as follows:

(000’s omitted)	Operating Leases	Finance Leases
2025	$10,808	$775
2026	9,520	782
2027	7,338	789
2028	5,892	796
2029	4,522	809
Thereafter	19,951	8,370
Total lease payments	58,031	12,321
Less imputed interest	(9,084)	(3,654)
Total	$48,947	$8,667

Maturities of lease liabilities as of December 31, 2023 are as follows:

(000’s omitted)	Operating Leases
2024	$9,661
2025	8,590
2026	7,379
2027	5,264
2028	3,854
Thereafter	13,048
Total lease payments	47,796
Less imputed interest	(6,387)
Total	$41,409

Included in the Company’s operating leases are related party leases where BPAS-APS and OneGroup, subsidiaries of the Company, lease office space from 706 North Clinton, LLC (“706 North Clinton”), an entity the Company holds a 50% membership interest in through its subsidiary OPFC II. As of December 31, 2024, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $2.6 million and $2.7 million, respectively. As of December 31, 2023, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $3.1 million and $3.2 million, respectively. As of December 31, 2024, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 5.2 years and 3.69%, respectively. As of December 31, 2023, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 6.1 years and 3.69%, respectively.

The maturities of the Company’s related party lease liabilities as of December 31, 2024 are as follows:

(000’s omitted)	706 North Clinton, LLC
2025	$605
2026	615
2027	506
2028	506
2029	506
Thereafter	211
Total lease payments	2,949
Less imputed interest	(261)
Total	$2,688

The maturities of the Company’s related party lease liabilities as of December 31, 2023 are as follows:

(000’s omitted)	706 North Clinton, LLC
2024	$591
2025	605
2026	615
2027	506
2028	506
Thereafter	715
Total lease payments	3,538
Less imputed interest	(368)
Total	$3,170

As of December 31, 2024, the Company has three additional operating leases for office space associated with new bank branches that are signed but have not yet commenced with lease terms of 10 years. The Company will be involved to varying degrees in the construction and design of the space and anticipates that the operating leases will commence during 2025. Upon commencement, lease right-of-use assets and lease liabilities of approximately $2.1 million will be recorded in the consolidated statements of condition.

NOTE O: REGULATORY MATTERS

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the OCC for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2024, the Bank had approximately $195.7 million in undivided profits legally available for the payment of dividends.

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

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2024, that the Company and Bank meet all applicable capital adequacy requirements.

The Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.50% for both 2024 and 2023. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer in 2024 and 2023, the Company and the Bank must maintain: (i) Common equity Tier 1 capital to total risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 10.5%. As of December 31, 2024 and 2023, the amounts, ratios and requirements for the Company are presented below. As of December 31, 2024, the OCC categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.

					For capital adequacy		To be well-capitalized
			For capital adequacy		purposes plus Capital		under prompt
	Actual		purposes		Conservation Buffer		corrective action
(000’s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community Financial System, Inc.:
2024
Tier 1 Leverage ratio	$1,454,209	9.19%	$633,020	4.00%			$791,275	5.00%
Common equity tier 1 capital	1,454,067	14.23%	459,829	4.50%	$715,290	7.00%	664,198	6.50%
Tier 1 risk-based capital	1,454,209	14.23%	613,106	6.00%	868,566	8.50%	817,474	8.00%
Total risk-based capital	1,533,798	15.01%	817,474	8.00%	1,072,935	10.50%	1,021,843	10.00%
2023
Tier 1 Leverage ratio	$1,402,188	9.34%	$600,442	4.00%			$750,553	5.00%
Common equity tier 1 capital	1,402,042	14.75%	427,618	4.50%	$665,184	7.00%	617,671	6.50%
Tier 1 risk-based capital	1,402,188	14.76%	570,158	6.00%	807,723	8.50%	760,210	8.00%
Total risk-based capital	1,468,920	15.46%	760,210	8.00%	997,776	10.50%	950,263	10.00%

Community Bank, N.A.:
2024
Tier 1 Leverage ratio	$1,210,171	7.69%	$629,589	4.00%			$786,986	5.00%
Common equity tier 1 capital	1,210,029	11.96%	455,433	4.50%	$708,451	7.00%	657,847	6.50%
Tier 1 risk-based capital	1,210,171	11.96%	607,244	6.00%	860,262	8.50%	809,658	8.00%
Total risk-based capital	1,289,760	12.74%	809,658	8.00%	1,062,677	10.50%	1,012,073	10.00%
2023
Tier 1 Leverage ratio	$1,139,569	7.70%	$591,877	4.00%			$739,846	5.00%
Common equity tier 1 capital	1,139,423	12.11%	423,442	4.50%	$658,688	7.00%	611,639	6.50%
Tier 1 risk-based capital	1,139,569	12.11%	564,590	6.00%	799,835	8.50%	752,786	8.00%
Total risk-based capital	1,206,301	12.82%	752,786	8.00%	988,032	10.50%	940,983	10.00%

NOTE P: PARENT COMPANY STATEMENTS

The condensed statements of condition of the parent company, Community Financial System, Inc., at December 31 are as follows:

(000's omitted)	2024	2023
Assets:
Cash and cash equivalents	$132,038	$134,023
Investment securities	11,076	10,352
Investment in and advances to:
Bank subsidiary	1,423,702	1,341,146
Non-bank subsidiaries	208,477	226,202
Other assets	23,485	20,765
Total assets	$1,798,778	$1,732,488

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$35,943	$34,551
Shareholders' equity	1,762,835	1,697,937
Total liabilities and shareholders' equity	$1,798,778	$1,732,488

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2024	2023	2022
Revenues:
Dividends from subsidiaries:
Bank subsidiary	$77,000	$89,500	$53,000
Non-bank subsidiaries	52,000	10,000	55,000
Interest and dividends on investments	344	343	342
Gain on debt extinguishment	0	242	0
Total revenues	129,344	100,085	108,342
Expenses:
Interest on borrowings	0	38	153
Other expenses	7,346	6,877	6,091
Total expenses	7,346	6,915	6,244

Income before tax benefit and equity in undistributed net income of subsidiaries	121,998	93,170	102,098
Income tax benefit	4,231	2,227	2,942
Income before equity in undistributed net income of subsidiaries	126,229	95,397	105,040
Equity in undistributed net income of subsidiaries	56,252	36,527	83,041
Net income	$182,481	$131,924	$188,081
Other comprehensive income (loss), net of tax:
Changes in other comprehensive income (loss) related to pension and other post retirement obligations	$9,611	$4,097	$(15,831)
Changes in other comprehensive (loss) income related to unrealized (losses) gains on investment securities	(804)	125,450	(619,981)
Other comprehensive income (loss)	8,807	129,547	(635,812)
Comprehensive income (loss)	$191,288	$261,471	$(447,731)

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2024	2023	2022
Operating activities:
Net income	$182,481	$131,924	$188,081
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(56,252)	(36,527)	(83,041)
Gain on debt extinguishment	0	(242)	0
Net change in other assets and other liabilities	(1,080)	(573)	2,155
Net cash provided by operating activities	125,149	94,582	107,195
Investing activities:
Purchases of investment securities, net	(364)	(2,237)	(175)
Net cash used in investing activities	(364)	(2,237)	(175)
Financing activities:
Repayment of advances from subsidiaries	(622)	(533)	(506)
Repayment of borrowings	0	(3,000)	0
Issuance of common stock	15,465	10,284	8,922
Purchase of treasury stock	(46,029)	(30,233)	(16,614)
Increase in deferred compensation arrangements	193	217	236
Cash dividends paid	(95,777)	(95,102)	(93,387)
Net cash used in financing activities	(126,770)	(118,367)	(101,349)
Change in cash and cash equivalents	(1,985)	(26,022)	5,671
Cash and cash equivalents at beginning of year	134,023	160,045	154,374
Cash and cash equivalents at end of year	$132,038	$134,023	$160,045

Supplemental disclosures of cash flow information:
Cash paid for interest	$0	$45	$180
Supplemental disclosures of noncash financing activities:
Dividends declared and unpaid	$24,410	$24,168	$23,763
Advances from subsidiaries	622	533	506

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

	December 31, 2024
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,025,164	$58,622	$0	$2,083,786
Obligations of state and political subdivisions	0	386,495	0	386,495
Government agency mortgage-backed securities	0	301,224	0	301,224
Corporate debt securities	0	7,697	0	7,697
Government agency collateralized mortgage obligations	0	6,512	0	6,512
Total available-for-sale investment securities	2,025,164	760,550	0	2,785,714
Equity securities	2,354	0	0	2,354
Mortgage loans held for sale	0	1,470	0	1,470
Commitments to originate real estate loans for sale	0	0	215	215
Forward sales commitments	0	(8)	0	(8)
Interest rate swap agreements asset	0	2,664	0	2,664
Interest rate swap agreements liability	0	(2,664)	0	(2,664)
Total	$2,027,518	$762,012	$215	$2,789,745

	December 31, 2023
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,019,089	$61,694	$0	$2,080,783
Obligations of state and political subdivisions	0	474,363	0	474,363
Government agency mortgage-backed securities	0	348,526	0	348,526
Corporate debt securities	0	7,394	0	7,394
Government agency collateralized mortgage obligations	0	8,926	0	8,926
Total available-for-sale investment securities	2,019,089	900,903	0	2,919,992
Equity securities	372	0	0	372
Mortgage loans held for sale	0	414	0	414
Commitments to originate real estate loans for sale	0	0	2	2
Forward sales commitments	0	6	0	6
Total	$2,019,461	$901,323	$2	$2,920,786

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available for sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note C for further disclosure of the fair value of investment securities.

●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $1.5 million and $0.4 million at December 31, 2024 and 2023, respectively. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from a third - party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	December 31, 2024				December 31, 2023
				Total Fair				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$19,315	$19,315	$0	$0	$3,014	$3,014
Other real estate owned	0	0	2,781	2,781	0	0	1,159	1,159
Mortgage servicing rights	0	0	460	460	0	0	162	162
Contingent consideration	0	0	(4,140)	(4,140)	0	0	(5,150)	(5,150)
Total	$0	$0	$18,416	$18,416	$0	$0	$(815)	$(815)

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 93.1% at December 31, 2024, and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company records impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. Subsequent increases in the estimated fair value of a stratum are recorded by reducing the valuation allowance up to an amount that results in the stratum being carried at its remaining amortized cost. There was a valuation allowance of approximately $0.1 million and $1.2 million at December 31, 2024 and 2023, respectively. During 2024 the Company recognized a $1.2 million impairment recovery.

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

During 2024, three payments were made on the CPD contingent consideration totaling $1.5 million, based on satisfaction of certain customer retention requirements. The remaining contingent consideration liability related to the CPD acquisition was revalued at December 31, 2024 for an adjusted fair value of $1.9 million.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company did not recognize an impairment charge during 2024 or 2023. See Note F for more detail.

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

			Significant	Significant Unobservable
	Fair Value	Valuation	Unobservable	Input Range
(000's omitted, except per loan data)	December 31, 2024	Technique	Inputs	(Weighted Average)
Individually assessed loans	$19,315	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	2,781	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 93.1% (51.0%)
Commitments to originate real estate loans for sale	215	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	460	Discounted cash flow	Weighted average constant prepayment rate	16.1% - 22.8% (16.6%)
			Weighted average discount rate	5.3% - 5.6% (5.6%)
			Adequate compensation	$7/loan
Contingent consideration	(4,140)	Discounted cash flow	Discount rate	18.4%
			Probability of achievement	82.0%

			Significant	Significant Unobservable
	Fair Value	Valuation	Unobservable	Input Range
(000's omitted, except per loan data)	December 31, 2023	Technique	Inputs	(Weighted Average)
Individually assessed loans	$3,014	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	1,159	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 73.8% (45.8%)
Commitments to originate real estate loans for sale	2	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	162	Discounted cash flow	Weighted average constant prepayment rate	4.2% - 5.1% (4.2%)
			Weighted average discount rate	4.6% - 5.0% (4.9%)
			Adequate compensation	$7/loan
Contingent consideration	(5,150)	Discounted cash flow	Discount rate	6.7% - 6.9% (6.9%)
			Probability of achievement	100%

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at December 31, 2024 and 2023 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	December 31, 2024		December 31, 2023
	Carrying		Carrying
(000’s omitted)	Value	Fair Value	Value	Fair Value
Financial assets:
Net loans	$10,353,251	$9,969,696	$9,637,929	$9,293,902
Held-to-maturity securities	1,345,155	1,220,168	1,172,174	1,121,816
Financial liabilities:
Deposits	13,441,707	13,428,682	12,928,121	12,907,605
Overnight borrowings	118,000	118,000	53,000	53,000
Securities sold under agreement to repurchase, short-term	261,553	261,553	304,595	304,595
Other Federal Home Loan Bank borrowings	610,646	620,045	407,603	410,385

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

Interest Rate Swaps

The Company enters into interest rate swaps to assist customers in managing their interest rate risk. These swaps are considered derivatives, but are not designated as hedging relationships. These instruments have associated interest rate and credit risk. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties, which are also considered derivatives and are not designated as hedging relationships. Interest rate swaps are recorded within other assets or accrued interest and other liabilities in the consolidated statements of condition at their estimated fair value. The terms of the interest rate swaps with the customer and the counterparties offset each other, with the only difference being counterparty credit risk. Any changes in the fair value of the underlying derivative contracts are reported in other banking services noninterest revenue in the consolidated statements of income.

Risk Participation Agreements

The Company may enter into a risk participation agreement (“RPA”) with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed, referred to as an “RPA sold”. In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Company has provided a loan structured with a derivative, the Company may purchase an RPA from an institution participating in the facility in exchange for a fee paid commensurate with the risk shared, referred to as an “RPA purchased”.

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

Notional values and fair values of derivative instruments as of December 31, 2024 are as follows:

	December 31, 2024
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
		Statement of			Statement of
	Notional	Condition		Notional	Condition
(000’s omitted)	Amount	Location	Fair Value	Amount	Location	Fair Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$9,027	Other assets	$215	$0	Accrued interest and other liabilities	$0
Forward sales commitments	767	Other assets	(8)	0	Accrued interest and other liabilities	0
Interest rate swaps	210,931	Other assets	2,664	210,931	Accrued interest and other liabilities	2,664
RPA sold	0	Other assets	0	13,170	Accrued interest and other liabilities	0
RPA purchased	56,306	Other assets	0	0	Accrued interest and other liabilities	0
Total derivatives	$277,031		$2,871	$224,101		$2,664

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

Fee income earned on interest rate swaps and risk participation agreements is recognized in other banking services noninterest revenues in the consolidated statements of income during the period the derivative instrument is executed. During the year ended December 31, 2024, the Company recognized $1.8 million of fee income associated with interest rate swaps and risk participation agreements.

Cash collateral is posted by the Company with counterparties to secure certain derivatives, which is restricted cash and is included in cash and cash equivalents on the consolidated statements of condition. The amount of such collateral at December 31, 2024 was $5.1 million.

The Company assessed its counterparty risk at December 31, 2024 and 2023 and determined any credit risk inherent in derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note Q to these consolidated financial statements.

NOTE S: VARIABLE INTEREST ENTITIES

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

The carrying amount of the assets and liabilities of 706 North Clinton and the classification of these assets and liabilities in the Company’s consolidated statements of condition at December 31 are as follows:

(000’s omitted)	2024	2023
Cash and cash equivalents	$154	$182
Premises and equipment, net	5,127	5,291
Other assets	83	74
Total assets	$5,364	$5,547
Accrued interest and other liabilities / Total liabilities	$0	$0

In addition to the assets and liabilities of 706 North Clinton, the minority interest in 706 North Clinton of $2.7 million at December 31, 2024 is included in the Company’s consolidated statements of condition. The creditors of 706 North Clinton do not have a claim on the general assets of the Company. The Company’s maximum loss exposure net of minority interest in 706 North Clinton is approximately $3.5 million as of December 31, 2024, including a $0.8 million loss exposure related to the financing agreement between the other member of 706 North Clinton and the Bank.

NOTE T:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM is the President and Chief Executive Officer of the Company. Effective January 1, 2024, the Company has identified (1) Banking and Corporate, (2) Employee Benefit Services, (3) Insurance Services, and (4) Wealth Management Services as its reportable segments and determined that segment adjusted income before income taxes is the reported measure of segment profit or loss. The prior periods have been recast to conform to the current period presentation. See Note A for further detail on the factors used to identify the Company’s reportable segments and reported measure of segment profit or loss.

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

The Employee Benefit Services segment, which includes the operating subsidiaries of BPA, BPAS-APS, BPAS Trust Company of Puerto Rico, FBD, NRS, GTC, and HB&T, provides employee benefit trust, collective investment fund, retirement plan and health savings account administration, fund administration, transfer agency, actuarial, and health and welfare consulting services.

The Insurance Services segment includes the operating subsidiary OneGroup, a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services.

The Wealth Management Services segment is comprised of wealth management services including trust services provided by the Nottingham Trust division within the Bank, broker-dealer and investment advisory services provided by Community Investment Services, Inc., The Carta Group, Inc. and OneGroup Wealth Partners, Inc. as well as asset management services provided by Nottingham Advisors, Inc.

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (see Note A) except as follows. Segment operating revenues exclude certain items considered non-core to the operating performance of the business including realized and unrealized gains or losses on investment securities and gains or losses on debt extinguishment. Significant segment expenses are the expense categories significant to the segment, regularly provided to or easily computed from information regularly provided to the CODM and included in segment adjusted income before income taxes. Segment adjusted income before income taxes also excludes certain items considered non-core to the operating performance of the business including acquisition-related provision for credit losses, amortization of intangible assets, acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual and restructuring expenses. Both segment operating revenues and significant segment expenses include certain intersegment activity associated with transactions between the segments and are eliminated in consolidation. Segment assets include certain segment cash balances held as deposits with CBNA and are eliminated in consolidation.

The CODM uses segment adjusted income before income taxes to measure performance and allocate resources, including employees, property and financial or capital resources, for all of the Company’s segments. The CODM considers current period actual-to-current period budget and current period actual-to-prior period actual variances on a monthly basis for each of the Company’s segments along with comparisons of the actual segment results with one another. Segment adjusted income before income taxes is also used as a factor in the determination of incentive compensation for key employees of the segments including the segment leaders.

There are no transactions with a single customer that result in revenues that exceed ten percent of consolidated total revenues.

Information about reportable segments and reconciliations of the information to the consolidated financial statements follows:

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Year Ended December 31, 2024
Net interest income from external customers	$448,593	$524	$0	$0	$449,117
Noninterest revenues from external customers	77,278	132,244	50,249	36,671	296,442
Revenues from external customers	525,871	132,768	50,249	36,671	745,559
Intersegment revenues	(1,909)	4,618	220	1,998	4,927
Total segment operating revenues	523,962	137,386	50,469	38,669	750,486

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(4,927)
Other revenues (a)					744
Total consolidated revenues					$746,303

Less segment expenses: (b)
Provision for credit losses	22,773	0	0	0
Salaries and employee benefits	182,270	63,715	34,566	23,494
Data processing and communications	51,563	4,068	3,473	2,739
Occupancy and equipment	37,740	3,822	1,576	597
Legal and professional fees	9,684	5,175	748	430
Business development and marketing	14,805	199	947	108
Other segment items (c)	27,975	4,663	1,767	774
Total segment expenses	346,810	81,642	43,077	28,142
Segment adjusted income before income taxes	$177,152	$55,744	$7,392	$10,527	$250,815

Reconciliation of profit or loss (segment adjusted income before income taxes):
Realized loss on investment securities					(487)
Unrealized gain on equity securities					1,231
Amortization of intangible assets					(14,259)
Acquisition expenses					(213)
Acquisition-related contingent consideration adjustments					(244)
Litigation accrual					(138)
Total consolidated income before income taxes					$236,705

Other segment disclosures:
Interest income	$643,004	$2,627	$144	$534	$646,309

Reconciliation of interest income:
Elimination of intersegment interest income					(2,781)
Total consolidated interest income					$643,528

Interest expense	$197,192	$0	$0	$0	$197,192

Reconciliation of interest expense:
Elimination of intersegment interest expense					(2,781)
Total consolidated interest expense					$194,411

Depreciation (d)	$12,286	$767	$420	$203	$13,676
Amortization of intangible assets	3,245	6,901	3,390	723	14,259
Goodwill	732,598	89,293	27,896	3,438	853,225
Core deposit intangibles, net	5,148	0	0	0	5,148
Other intangibles, net	724	23,314	17,888	1,172	43,098
Segment assets	16,151,718	230,098	74,855	37,654	16,494,325

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(108,281)
Total consolidated assets					$16,386,044
(a)	Other revenues includes $1,231 of unrealized gain on equity securities and $487 of realized loss on investment securities.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(c)	Other segment items for each reportable segment includes:

Banking and Corporate – FDIC insurance expense, office supplies and postage expense, fraud losses and other writedowns, education, recruiting and travel expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company’s pension.

Employee Benefit Services – Certain intersegment technology and rent related overhead expense allocations, education, recruiting and travel expense, office supplies and postage expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company’s pension.

Insurance Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company’s pension.

Wealth Management Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company’s pension.

(d)	The amount of depreciation disclosed by reportable segment is included within the data processing and communications and occupancy and equipment expense captions.

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Year Ended December 31, 2023
Net interest income from external customers	$437,041	$236	$8	$0	$437,285
Noninterest revenues from external customers	69,041	118,888	47,095	31,944	266,968
Revenues from external customers	506,082	119,124	47,103	31,944	704,253
Intersegment revenues	(1,086)	3,801	215	1,701	4,631
Total segment operating revenues	504,996	122,925	47,318	33,645	708,884

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(4,631)
Other revenues (a)					(52,134)
Total consolidated revenues					$652,119

Less segment expenses: (b)
Provision for credit losses	11,203	0	0	0
Salaries and employee benefits	178,524	55,505	30,306	20,681
Data processing and communications	47,965	4,063	2,972	2,585
Occupancy and equipment	37,033	3,709	1,328	578
Legal and professional fees	10,640	4,880	447	401
Business development and marketing	14,228	191	1,174	138
Other segment items (c)	27,235	4,766	2,456	694
Total segment expenses	326,828	73,114	38,683	25,077
Segment adjusted income before income taxes	$178,168	$49,811	$8,635	$8,568	$245,182

Reconciliation of profit or loss (segment adjusted income before income taxes):
Realized loss on investment securities					(52,329)
Gain on debt extinguishment					242
Unrealized loss on equity securities					(47)
Amortization of intangible assets					(14,511)
Acquisition expenses					(63)
Acquisition-related contingent consideration adjustments					(3,280)
Restructuring expenses					(1,163)
Litigation accrual					(5,800)
Total consolidated income before income taxes					$168,231

Other segment disclosures:
Interest income	$541,144	$1,711	$123	$368	$543,346

Reconciliation of interest income:
Elimination of intersegment interest income					(1,958)
Total consolidated interest income					$541,388

Interest expense	$106,061	$0	$0	$0	$106,061

Reconciliation of interest expense:
Elimination of intersegment interest expense					(1,958)
Total consolidated interest expense					$104,103

Depreciation (d)	$11,676	$735	$403	$177	$12,991
Amortization of intangible assets	4,363	6,452	2,898	798	14,511
Goodwill	732,598	85,384	23,976	3,438	845,396
Core deposit intangibles, net	8,159	0	0	0	8,159
Other intangibles, net	958	26,883	14,430	2,161	44,432
Segment assets	15,328,785	245,967	64,904	34,288	15,673,944

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(118,191)
Total consolidated assets					$15,555,753
(a)	Other revenues includes $52,329 of realized loss on investment securities, $242 of gain on debt extinguishment and $47 of unrealized loss on equity securities.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(c)	Other segment items for each reportable segment includes:

Banking and Corporate – FDIC insurance expense, office supplies and postage expense, fraud losses and other writedowns, education, recruiting and travel expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company’s pension.

Employee Benefit Services – Certain intersegment technology and rent related overhead expense allocations, education, recruiting and travel expense, office supplies and postage expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company’s pension.

Insurance Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company’s pension.

Wealth Management Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company’s pension.

(d)	The amount of depreciation disclosed by reportable segment is included within the data processing and communications and occupancy and equipment expense captions.

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Year Ended December 31, 2022
Net interest income from external customers	$420,620	$10	$0	$0	$420,630
Noninterest revenues from external customers	71,679	115,610	39,810	31,670	258,769
Revenues from external customers	492,299	115,620	39,810	31,670	679,399
Intersegment revenues	523	2,508	163	1,350	4,544
Total segment operating revenues	492,822	118,128	39,973	33,020	683,943

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(4,544)
Other revenues (a)					(44)
Total consolidated revenues					$679,355

Less segment expenses: (b)
Provision for credit losses	10,846	0	0	0
Salaries and employee benefits	163,172	52,837	25,458	18,985
Data processing and communications	44,688	4,290	2,638	2,483
Occupancy and equipment	36,870	3,838	1,299	544
Legal and professional fees	8,965	4,856	213	407
Business development and marketing	11,955	124	929	87
Other segment items (c)	18,855	3,041	2,260	83
Total segment expenses	295,351	68,986	32,797	22,589
Segment adjusted income before income taxes	$197,471	$49,142	$7,176	$10,431	$264,220

Reconciliation of profit or loss (segment adjusted income before income taxes):
Acquisition-related provision for credit losses					(3,927)
Unrealized loss on equity securities					(44)
Amortization of intangible assets					(15,214)
Acquisition expenses					(5,021)
Acquisition-related contingent consideration adjustments					300
Total consolidated income before income taxes					$240,314

Other segment disclosures:
Interest income	$443,719	$319	$13	$25	$444,076

Reconciliation of interest income:
Elimination of intersegment interest income					(347)
Total consolidated interest income					$443,729

Interest expense	$23,446	$0	$0	$0	$23,446

Reconciliation of interest expense:
Elimination of intersegment interest expense					(347)
Total consolidated interest expense					$23,099

Depreciation (d)	$12,865	$889	$493	$164	$14,411
Amortization of intangible assets	4,752	6,608	2,923	931	15,214
Goodwill	732,088	85,384	21,869	2,500	841,841
Core deposit intangibles, net	12,304	0	0	0	12,304
Other intangibles, net	0	33,412	13,551	1,729	48,692
Segment assets	15,622,344	226,135	60,218	28,955	15,937,652

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(102,001)
Total consolidated assets					$15,835,651
(a)	Other revenues includes $44 of unrealized loss on equity securities.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(c)	Other segment items for each reportable segment includes:

Banking and Corporate – FDIC insurance expense, office supplies and postage expense, fraud losses and other writedowns, education, recruiting and travel expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company’s pension.

Employee Benefit Services – Certain intersegment technology and rent related overhead expense allocations, education, recruiting and travel expense, office supplies and postage expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company’s pension.

Insurance Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company’s pension.

Wealth Management Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company’s pension.

(d)	The amount of depreciation disclosed by reportable segment is included within the data processing and communications and occupancy and equipment expense captions.

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

Such events and transactions were evaluated through the date these consolidated financial statements were issued and the Company identified the following nonrecognized subsequent event.

On February 26, 2025, the parent company, Community Financial System, Inc., entered into a new unsecured committed revolving line of credit facility with a commercial bank in an amount of up to $50.0 million to be available for use for general corporate purposes including potential future merger and acquisition activity by its non-Bank subsidiaries. Outstanding borrowings under the revolving line of credit facility will bear interest at either fixed rates determined at closing or floating rates at the monthly Secured Overnight Financing Rate plus 2.25% at the option of the parent company. The revolving line of credit facility will mature on February 25, 2026, subject to a 364 day extension with opt-out provided for by either party to the agreement.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Community Financial System, Inc.

By: /s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov,
President, Chief Executive Officer and Director

By: /s/ Joseph E. Sutaris
Joseph E. Sutaris,
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Community Financial System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Community Financial System, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Credit Losses - Qualitative Adjustments

As described in Notes A and D to the consolidated financial statements, management estimates the allowance for credit losses using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. As of December 31, 2024, the allowance for credit losses was $79.1 million on loans of $10.4 billion. Historical credit loss experience provides the basis for the estimation of expected future credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, size and credit quality of acquired loans, delinquency level, risk ratings or term of loans as well as actual and forecasted macroeconomic trends, such as unemployment rates and changes in property values including home prices, commercial real estate prices, including office-specific property prices, office-specific property vacancy rates, automobile prices, gross domestic product, median household income net of inflation and other relevant factors in comparison to longer-term performance. For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios.

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

February 28, 2025

We have served as the Company’s auditor since 1984.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to: (i) record, process, summarize, and report within the time periods specified in the SEC’s rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2024 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

Certain of the Company’s officers or directors have made elections to participate in, and are participating in, the Company’s dividend reinvestment plan and 401(k) plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options or the settlement of restricted stock, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the fiscal quarter ended December 31, 2024, none of the Company’s directors or officers informed the Company of the adoption of or termination of a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10 pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), and of Regulation S-K will be included in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, to be filed with the SEC on or about March 28, 2025 (the “Proxy Statement”). The information concerning the Company’s Directors will appear under the caption “Director Nominee Qualifications and Experience” in the Proxy Statement. The information concerning the Company’s Code of Ethics will appear under the caption “Code of Business Conduct and Ethics” in the Proxy Statement. The information regarding the Company’s Audit Committee and the Audit Committee Financial Expert will appear under the caption “Audit Committee Report.” The information regarding compliance with Section 16(a) will appear under the caption “Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference. The information concerning the Company’s executive officers is presented under the “Information about our Executive Officers” section of Item 1 contained in Part I of this Annual Report on Form 10-K.

The Company has adopted the Policy Prohibiting Insider Trading and related procedures governing the purchase, sale, and/or other disposition of its securities by its directors, officers, and employees that the Company believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable NYSE listing standards. A copy of the Company’s Policy Prohibiting Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation Disclosure Tables,” “Compensation of Directors” and “Director Compensation” in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Company’s Proxy Statement. The information required by Item 201(d) of Regulation S-K concerning equity compensation plans is presented under the caption “Equity Compensation Plan Information” on page 37 of this Annual Report on Form 10-K.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report

(1)	All financial statements. The following consolidated financial statements of Community Financial System, Inc. and subsidiaries are included in Item 8:

-Consolidated Statements of Condition,

December 31, 2024 and 2023

-Consolidated Statements of Income,

Years ended December 31, 2024, 2023, and 2022

-Consolidated Statements of Comprehensive Income,

Years ended December 31, 2024, 2023, and 2022

-Consolidated Statements of Changes in Shareholders’ Equity,

Years ended December 31, 2024, 2023, and 2022

-Consolidated Statements of Cash Flows,

Years ended December 31, 2024, 2023, and 2022

-Notes to Consolidated Financial Statements,

December 31, 2024

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

10.14

Community Financial System, Inc. 2022 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on July 19, 2024 (Registration No. 001-13695). (2)

10.15	Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). (2)

10.16

Community Bank System, Inc. Restoration Plan, effective June 1, 2018. Incorporated by reference to Exhibit No. 10.4 to the Current Report on Form 8-K filed on May 21, 2018 (Registration No. 001-13695). (2)

10.17

Community Financial System, Inc. Executive Severance Plan, as amended, July 17, 2024. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on July 19, 2024 (Registration No. 001-13695). (2)

10.18

Community Financial System, Inc. Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit No. 99.1 to the Registration Statement on Form S-8 filed on July 17, 2024 (Registration No. 333-219098). (2)

10.19

Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004. Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.20

Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”). Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). (2)

10.21

Community Bank System, Inc. 401(k) Employee Stock Ownership Plan, dated as of December 20, 2011. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on December 20, 2013 (Registration No. 001-13695). (2)

10.22

Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 1996 Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.23

Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees. Incorporated by reference to Exhibit 10.4 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.24

Merchants Bank Amended and Restated Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.7 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.25	Merchants Bank Salary Continuation Plan. Incorporated by reference to Exhibit 10.9 to Merchants Bancshares, Inc.’s Annual Report on Form 10-K filed with the Commission on March 15, 2011. (2)

10.26

Consulting Agreement, dated May 15, 2024, by and among Community Financial System, Inc., Community Bank, N.A., and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on May 17, 2024 (Registration No. 001-13695). (2)

10.27

Change in Control Agreement, dated January 1, 2024, by and among Deresa F. Durkee, Community Financial System, Inc., and Community Bank, N.A. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on September 30, 2024 (Registration No. 001-13695). (2)

14.1

Community Financial System, Inc. Code of Business Conduct and Ethics, dated July 17, 2024. Incorporated by reference to Exhibit No. 14.1 to the Current Report on Form 8-K filed on July 19, 2024 (Registration No. 001-13695).

19.1	Community Financial System, Inc. Policy Prohibiting Insider Trading. (1)

21.1	Subsidiaries of Registrant. (1)

23.1	Consent of PricewaterhouseCoopers LLP. (1)

31.1

Certification of Dimitar A. Karaivanov, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Dimitar A. Karaivanov, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2

Certification of Joseph E. Sutaris, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

97.1

Policy for the Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit No. 97.1 to the Annual Report on Form 10-K filed on February 29, 2024 (Registration No. 001-13695). (2)

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

COMMUNITY FINANCIAL SYSTEM, INC.

By:
/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov
President and Chief Executive Officer
February 28, 2025

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2025.

By:
/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:
/s/ Joseph E. Sutaris
Joseph E. Sutaris
Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Mark J. Bolus	/s/ Savneet Singh

Mark J. Bolus, Director	Savneet Singh, Director

/s/ Neil E. Fesette	/s/ Susan E. Skerritt

Neil E. Fesette, Director	Susan E. Skerritt, Director

/s/ Jeffery J. Knauss	/s/ Sally A. Steele

Jeffery J. Knauss, Director	Sally A. Steele, Director

/s/ Kerrie D. MacPherson	/s/ Eric E. Stickels

Kerrie D. MacPherson, Director	Eric E. Stickels, Director and Chair of the Board of Directors

/s/ John Parente	/s/ Michele Sullivan

John Parente, Director	Michele Sullivan, Director

/s/ Raymond C. Pecor, III	/s/ John F. Whipple, Jr.

Raymond C. Pecor, III, Director	John F. Whipple Jr., Director