Form 10-Q
period 2025-03-31
COMMUNITY FINANCIAL SYSTEM, INC.
filed 2025-05-09
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on April 30, 2025: 52,851,453 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2025	2024
Assets:
Cash and cash equivalents (includes restricted cash of $5,110)	$518,021	$197,004
Available-for-sale investment securities, includes pledged securities that can be sold or repledged of $378,668 and $362,129, respectively (cost of $3,182,289 and $3,192,392, respectively)	2,826,915	2,785,714
Held-to-maturity securities (fair value of $1,306,388 and $1,220,168, respectively)	1,393,837	1,345,155
Equity and other securities	80,591	87,517

Loans	10,421,141	10,432,365
Allowance for credit losses	(82,840)	(79,114)
Loans, net of allowance for credit losses	10,338,301	10,353,251

Goodwill	854,522	853,225
Core deposit intangibles, net	4,499	5,148
Other intangibles, net	41,311	43,098
Goodwill and intangible assets, net	900,332	901,471

Premises and equipment, net	189,762	183,759
Accrued interest and fees receivable	53,535	54,340
Other assets	463,002	477,833

Total assets	$16,764,296	$16,386,044

Liabilities:
Noninterest-bearing deposits	$3,526,485	$3,557,219
Interest-bearing deposits	10,365,562	9,884,488
Total deposits	13,892,047	13,441,707

Overnight borrowings	0	118,000
Securities sold under agreement to repurchase, short-term	266,581	261,553
Federal Home Loan Bank and other borrowings	595,455	619,312
Accrued interest and other liabilities	176,138	182,637
Total liabilities	14,930,221	14,623,209

Commitments and contingencies (See Note I)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,853,138 and 54,696,208 shares issued, respectively	54,853	54,696
Additional paid-in capital	1,078,253	1,075,537
Retained earnings	1,300,658	1,275,331
Accumulated other comprehensive loss	(505,114)	(548,085)
Treasury stock, at cost (2,016,831 shares including 92,155 shares held by deferred compensation arrangements at March 31, 2025, and 2,028,372 shares including 103,696 shares held by deferred compensation arrangements at December 31, 2024)	(99,825)	(100,539)
Deferred compensation arrangements (92,155 and 103,696 shares, respectively)	5,250	5,895
Total shareholders’ equity	1,834,075	1,762,835

Total liabilities and shareholders’ equity	$16,764,296	$16,386,044

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2025	2024
Interest income:
Interest and fees on loans	$142,904	$127,498
Interest and dividends on taxable investments	21,969	21,902
Interest and dividends on nontaxable investments	2,774	3,259
Total interest income	167,647	152,659

Interest expense:
Interest on deposits	39,286	36,785
Interest on borrowings	8,149	8,884
Total interest expense	47,435	45,669

Net interest income	120,212	106,990
Provision for credit losses	6,690	6,148
Net interest income after provision for credit losses	113,522	100,842

Noninterest revenues:
Deposit service fees	14,306	14,251
Mortgage banking	998	345
Other banking services	3,802	3,656
Employee benefit services	32,622	31,698
Insurance services	14,201	11,109
Wealth management services	9,862	9,210
Unrealized gain on equity securities	245	16
Total noninterest revenues	76,036	70,285

Noninterest expenses:
Salaries and employee benefits	76,442	73,063
Data processing and communications	16,122	14,348
Occupancy and equipment	12,698	11,362
Business development and marketing	3,130	3,045
Legal and professional fees	4,849	4,341
Amortization of intangible assets	3,482	3,576
Other expenses	8,567	8,349
Total noninterest expenses	125,290	118,084

Income before income taxes	64,268	53,043
Income taxes	14,654	12,171
Net income	$49,614	$40,872

Basic earnings per share	$0.94	$0.77
Diluted earnings per share	$0.93	$0.76

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2025	2024
Pension and other post-retirement obligations:
Amortization of actuarial (gains) losses included in net periodic pension cost, gross	$(51)	$290
Tax effect	13	(71)
Amortization of actuarial (gains) losses included in net periodic pension cost, net	(38)	219

Amortization of prior service cost included in net periodic pension cost, gross	112	160
Tax effect	(28)	(39)
Amortization of prior service cost included in net periodic pension cost, net	84	121

Other comprehensive income related to pension and other post-retirement obligations, net of taxes	46	340

Net unrealized gains (losses) on investment securities:
Net unrealized holding gains (losses) on investment securities, gross	57,227	(36,066)
Tax effect	(14,302)	8,802
Net unrealized holding gains (losses) on investment securities, net	42,925	(27,264)

Other comprehensive gain (loss) related to unrealized gains (losses) on investment securities, net of taxes	42,925	(27,264)

Other comprehensive income (loss), net of tax	42,971	(26,924)
Net income	49,614	40,872
Comprehensive income	$92,585	$13,948

	As of
	March 31,	December 31,
	2025	2024
Accumulated Other Comprehensive Loss by Component:
Unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	$(23,248)	$(23,309)
Tax effect	5,701	5,716
Net unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	(17,547)	(17,593)

Unrealized loss on investment securities	(642,846)	(700,073)
Tax effect	155,279	169,581
Net unrealized loss on investment securities	(487,567)	(530,492)

Accumulated other comprehensive loss	$(505,114)	$(548,085)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2025 and 2024

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at December 31, 2024	52,667,836	$54,696	$1,075,537	$1,275,331	$(548,085)	$(100,539)	$5,895	$1,762,835

Net income				49,614				49,614

Other comprehensive income, net of tax					42,971			42,971

Dividends declared:
Common, $0.46 per share				(24,287)				(24,287)

Common stock activity under employee stock plans	156,930	157	(215)					(58)

Stock-based compensation			3,048					3,048

Distribution of stock under deferred compensation arrangements	12,361		(117)			762	(645)	0

Treasury stock purchased	(820)					(48)		(48)

Balance at March 31, 2025	52,836,307	$54,853	$1,078,253	$1,300,658	$(505,114)	$(99,825)	$5,250	$1,834,075

Balance at December 31, 2023	53,327,060	$54,372	$1,060,289	$1,188,869	$(556,892)	$(55,592)	$6,891	$1,697,937

Net income				40,872				40,872

Other comprehensive loss, net of tax					(26,924)			(26,924)

Dividends declared:
Common, $0.45 per share				(23,747)				(23,747)

Common stock activity under employee stock plans	167,815	168	788					956

Stock-based compensation			2,378					2,378

Distribution of stock under deferred compensation arrangements	20,769		53			1,082	(1,135)	0

Treasury stock purchased	(751,083)					(34,517)		(34,517)

Balance at March 31, 2024	52,764,561	$54,540	$1,063,508	$1,205,994	$(583,816)	$(89,027)	$5,756	$1,656,955

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities:
Net income	$49,614	$40,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,644	3,280
Amortization of intangible assets	3,482	3,576
Net amortization on securities, loans, finance leases and borrowings	2,996	2,195
Stock-based compensation	3,048	2,378
Provision for credit losses	6,690	6,148
Amortization of mortgage servicing rights	194	188
Unrealized gain on equity securities	(245)	(16)
Income from bank-owned life insurance policies	(556)	(613)
Net gain on sale of assets	(528)	(873)
Change in other assets and liabilities	(5,830)	22,758
Net cash provided by operating activities	62,509	79,893
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	12,315	16,177
Proceeds from maturities, calls, and paydowns of held-to-maturity investment securities	3,840	498
Proceeds from maturities and redemptions of equity and other investment securities, net	7,234	2,671
Purchases of held-to-maturity investment securities	(45,293)	(38,448)
Purchases of equity and other securities, net	(63)	(287)
Net decrease (increase) in loans	1,526	(187,949)
Cash paid for acquisitions, net of cash received	(242)	(5,995)
Proceeds from sales of premises, equipment and other assets	927	1,216
Purchases of premises and equipment	(10,555)	(2,559)
Net cash used in investing activities	(30,311)	(214,676)
Financing activities:
Net increase in deposits	450,340	423,901
Net decrease in overnight borrowings	(118,000)	(53,000)
Net increase (decrease) in securities sold under agreement to repurchase, short-term	5,028	(17,354)
Payments on and maturities of other Federal Home Loan Bank borrowings	(23,797)	(12,511)
Payments of contingent consideration for acquisitions	(378)	0
Proceeds from the issuance of common stock for employee stock plans	2,337	956
Withholding taxes paid on share-based compensation	(2,395)	(1,245)
Purchases of treasury stock	(48)	(34,517)
Cash dividends paid	(24,268)	(24,028)
Net cash provided by financing activities	288,819	282,202
Change in cash, cash equivalents and restricted cash	321,017	147,419
Cash, cash equivalents and restricted cash at beginning of period	197,004	190,962
Cash, cash equivalents and restricted cash at end of period	$518,021	$338,381
Supplemental disclosures of cash flow information:
Cash paid for interest	$47,641	$44,997
Cash paid for income taxes	3,753	3,362
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	24,429	23,887
Transfers from loans to other real estate	394	693
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	53	32
Fair value of liabilities assumed	132	999
Contingent consideration in exchange for acquired assets	2,100	3,066

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2025 is unaudited; however, in the opinion of Community Financial System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025.

During March 2025, the Company changed the name of certain wealth management operating subsidiaries owned by the Bank as part of a rebranding of the Community Bank Wealth Management operating unit into the Nottingham Financial Group operating unit. Community Investment Services, Inc. was renamed Nottingham Investment Services, Inc. and OneGroup Wealth Partners, Inc. was renamed Nottingham Wealth Partners, Inc.

NOTE B: ACQUISITIONS

Subsequent Period Acquisitions

On April 1, 2025, the Company, through its subsidiary Benefit Plans Administrative Services, LLC (“BPA”), completed the acquisition of certain assets of a New York based financial services company for $0.1 million in cash and contingent consideration with a fair value at acquisition of $1.9 million. The effects of the acquisition will be included in the consolidated financial statements from that date.

Current and Prior Period Acquisitions

On February 1, 2025, BPA completed the acquisition of certain assets of two financial services companies based in New York and Kansas. Total aggregate consideration was $0.2 million in cash plus contingent consideration with an estimated fair value of $2.1 million at acquisition date. The fair value of the contingent consideration at the acquisition date was determined by forecasting estimated amounts of retained revenue for each applicable period and applying the appropriate factor to those amounts based on the purchase agreement. The effects of the acquired assets are included in the consolidated financial statements from that date. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of retained revenue over periods ranging from two to four years after the acquisition date. Revenues and direct expenses included in the consolidated statement of income for the three months ended March 31, 2025 were immaterial.

During 2024, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”) completed acquisitions of certain insurance agencies headquartered in New York and Florida for aggregate consideration of $9.6 million in cash plus contingent consideration with an estimated fair value of $0.7 million at the respective acquisition dates. The effects of the acquired assets and liabilities are included in the consolidated financial statements from the date of acquisition. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of retained revenue two years after the date of acquisition, up to a maximum amount of $1.4 million. The fair value of the contingent consideration of $0.7 million at the acquisition date was estimated based on projected retained revenue levels. Net assets acquired were $6.5 million, including $6.8 million of customer list intangible assets, and the Company recorded $3.8 million of goodwill in conjunction with the acquisitions. The operations of these acquisitions have been integrated into the Company and discrete reporting of revenues and direct expenses for the three months ended March 31, 2025 and 2024 is not practicable.

On February 1, 2024, the Company, through its subsidiary BPA, completed the acquisition of certain assets of Creative Plan Designs Limited (“CPD”), a financial services company that provides employee benefit plan design, administration and consulting services. Total consideration was $5.9 million in cash plus contingent consideration with an estimated fair value of $3.0 million at acquisition date. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired were $4.5 million, including $5.5 million of customer list intangible assets, and the Company recorded $4.4 million of goodwill in conjunction with the acquisition. The operations of this acquisition have been integrated into the Company and discrete reporting of revenues and direct expenses for the three months ended March 31, 2025 and 2024 is not practicable.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

	2025	2024
(000s omitted)	Other(1)	CPD	Other(2)	Total
Consideration:
Cash	$242	$5,861	$9,599	$15,460
Contingent consideration	2,100	3,066	750	3,816
Total net consideration	2,342	8,927	10,349	19,276

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	0	33	33
Premises and equipment, net	10	6	156	162
Other assets	43	26	384	410
Other intangibles	1,046	5,500	6,849	12,349
Other liabilities	(132)	(990)	(916)	(1,906)
Total identifiable assets, net	967	4,542	6,506	11,048
Goodwill	$1,375	$4,385	$3,843	$8,228
(1)	Includes amounts for BPA acquisitions completed as of March 31, 2025.
(2)	Includes amounts for OneGroup acquisitions completed in 2024.

The other intangibles related to the CPD acquisition are being amortized using an accelerated method over an estimated useful life of 12 years. The other intangibles related to the BPA acquisitions completed through the end of the first quarter of 2025 and the OneGroup acquisitions completed in 2024 are being amortized using an accelerated method over an estimated useful life of eight years. The goodwill, which is not amortized for book purposes, was assigned to the Employee Benefits Services segment for the BPA acquisitions completed through the end of the first quarter of 2025 and the CPD acquisition, and the Insurance segment for the OneGroup acquisitions completed in 2024. The goodwill arising from one of the OneGroup acquisitions in 2024 is not deductible for tax purposes, while the goodwill arising from the BPA acquisitions completed through the end of the first quarter of 2025 and the remaining acquisitions completed in 2024 is deductible for tax purposes.

NOTE C: ACCOUNTING POLICIES

The notes to the consolidated financial statements appearing in the Company’s 2024 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim consolidated financial statements.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2025, $36.1 million of accounts receivable, including $8.8 million of unbilled fee revenue, and $2.6 million of unearned revenue, was recorded in the consolidated statements of condition. As of December 31, 2024, $38.5 million of accounts receivable, including $8.4 million of unbilled fee revenue, and $1.1 million of unearned revenue was recorded in the consolidated statements of condition.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance by the CODM. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of January 1, 2024 which resulted in enhanced disclosures of segment expenses within the consolidated financial statements beginning with its December 31, 2024 Form 10-K. All amendments have been applied retrospectively to all periods presented.

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

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,391,650	$0	$256,733	$2,134,917	$2,389,208	$0	$305,422	$2,083,786
Obligations of state and political subdivisions	424,482	264	46,260	378,486	428,204	288	41,997	386,495
Government agency mortgage-backed securities	351,913	56	52,178	299,791	360,102	37	58,915	301,224
Corporate debt securities	8,000	0	229	7,771	8,000	0	303	7,697
Government agency collateralized mortgage obligations	6,244	0	294	5,950	6,878	0	366	6,512
Total available-for-sale portfolio	$3,182,289	$320	$355,694	$2,826,915	$3,192,392	$325	$407,003	$2,785,714

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,146,066	$0	$87,496	$1,058,570	$1,138,743	$0	$123,194	$1,015,549
Government agency mortgage-backed securities	247,771	1,051	1,004	247,818	206,412	448	2,241	204,619
Total held-to-maturity portfolio	$1,393,837	$1,051	$88,500	$1,306,388	$1,345,155	$448	$125,435	$1,220,168

As of March 31, 2025, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $2.6 million and equity securities without readily determinable fair values carried at $78.0 million, including Federal Home Loan Bank of New York (“FHLB”) common stock of $38.9 million, Federal Reserve Bank (“FRB”) common stock of $33.3 million and other equity securities of $5.8 million.

As of December 31, 2024, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $2.4 million and equity securities without readily determinable fair values carried at $85.1 million, including FHLB common stock of $45.4 million, FRB common stock of $33.4 million and other equity securities of $6.3 million.

The investment in FRB stock represents approximately half of the total required subscription, and the remaining half is unpaid and remains subject to call by the FRB.

The amount of upward and downward adjustments to equity securities without readily determinable fair values was not material for the three months ended March 31, 2025 and 2024.

The gains and losses on equity and other securities for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended
	March 31,
(000’s omitted)	2025	2024
Net gain recognized on equity securities	$245	$16
Less: Net gain (loss) recognized on equity securities sold during the period	0	0
Unrealized gain recognized on equity securities still held	$245	$16

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of March 31, 2025

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000’s omitted)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,134,917	$256,733	$2,134,917	$256,733
Obligations of state and political subdivisions	52,985	1,954	295,396	44,306	348,381	46,260
Government agency mortgage-backed securities	6,722	122	289,643	52,056	296,365	52,178
Corporate debt securities	0	0	7,771	229	7,771	229
Government agency collateralized mortgage obligations	0	0	5,941	294	5,941	294
Total available-for-sale investment portfolio	$59,707	$2,076	$2,733,668	$353,618	$2,793,375	$355,694

Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$0	$0	$1,058,570	$87,496	$1,058,570	$87,496
Government agency mortgage-backed securities	116,129	869	21,934	135	138,063	1,004
Total held-to-maturity portfolio	$116,129	$869	$1,080,504	$87,631	$1,196,633	$88,500

As of December 31, 2024

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000’s omitted)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,083,786	$305,422	$2,083,786	$305,422
Obligations of state and political subdivisions	47,144	847	301,202	41,150	348,346	41,997
Government agency mortgage-backed securities	7,943	221	290,786	58,694	298,729	58,915
Corporate debt securities	0	0	7,697	303	7,697	303
Government agency collateralized mortgage obligations	0	0	6,501	366	6,501	366
Total available-for-sale investment portfolio	$55,087	$1,068	$2,689,972	$405,935	$2,745,059	$407,003

Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$0	$0	$1,015,549	$123,194	$1,015,549	$123,194
Government agency mortgage-backed securities	149,742	2,027	15,281	214	165,023	2,241
Total held-to-maturity portfolio	$149,742	$2,027	$1,030,830	$123,408	$1,180,572	$125,435

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds two corporate debt securities in an unrealized loss position and, based on an analysis of the financial position of the issuers including financial performance, liquidity and regulatory capital ratios, the issuers of the securities show a remote risk of default. Timely interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of March 31, 2025 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of March 31, 2025. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $8.6 million at March 31, 2025 and is excluded from the estimate of credit losses.

Securities classified as held-to-maturity are included under the Current Expected Credit Loss (“CECL”) methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at March 31, 2025, all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future as these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, AAA from Moody’s Investor Services, and AA+ from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of March 31, 2025. Accrued interest receivable on held-to-maturity debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $3.9 million at March 31, 2025 and is excluded from the estimate of credit losses. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000’s omitted)	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$15,639	$15,619
Due after one through five years	0	0	1,945,755	1,814,590
Due after five years through ten years	569,165	547,361	374,308	319,808
Due after ten years	576,901	511,209	488,430	371,157
Subtotal	1,146,066	1,058,570	2,824,132	2,521,174
Government agency mortgage-backed securities	247,771	247,818	351,913	299,791
Government agency collateralized mortgage obligations	0	0	6,244	5,950
Total	$1,393,837	$1,306,388	$3,182,289	$2,826,915

Investment securities with a carrying value of $2.72 billion and $2.27 billion at March 31, 2025 and December 31, 2024, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $378.7 million and $362.1 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at March 31, 2025 and December 31, 2024, respectively. All securities sold under agreement to repurchase as of March 31, 2025 and December 31, 2024 have an overnight and continuous maturity.

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	March 31,	December 31,
(000’s omitted)	2025	2024
CRE – multifamily	$801,785	$724,114
CRE – owner occupied	858,521	864,783
CRE – non-owner occupied	1,700,913	1,775,099
Commercial & industrial and other business loans	1,178,783	1,141,182
Consumer mortgage	3,504,151	3,489,780
Consumer indirect	1,707,938	1,767,655
Consumer direct	187,802	192,327
Home equity	481,248	477,425
Gross loans, including deferred origination costs	10,421,141	10,432,365
Allowance for credit losses	(82,840)	(79,114)
Loans, net of allowance for credit losses	$10,338,301	$10,353,251

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of March 31, 2025 and December 31, 2024:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
March 31, 2025	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$1,025	$0	$12,500	$13,525	$788,260	$801,785
CRE – owner occupied	1,021	0	6,844	7,865	850,656	858,521
CRE – non-owner occupied	10,380	0	11,884	22,264	1,678,649	1,700,913
Commercial & industrial and other business loans	3,287	0	9,844	13,131	1,165,652	1,178,783
Consumer mortgage	20,927	4,548	25,827	51,302	3,452,849	3,504,151
Consumer indirect	18,426	756	0	19,182	1,688,756	1,707,938
Consumer direct	1,571	162	0	1,733	186,069	187,802
Home equity	2,601	462	2,152	5,215	476,033	481,248
Total	$59,238	$5,928	$69,051	$134,217	$10,286,924	$10,421,141

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2024	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$184	$0	$12,316	$12,500	$711,614	$724,114
CRE – owner occupied	690	0	7,695	8,385	856,398	864,783
CRE – non-owner occupied	447	0	11,826	12,273	1,762,826	1,775,099
Commercial & industrial and other business loans	2,832	0	8,122	10,954	1,130,228	1,141,182
Consumer mortgage	24,928	5,288	24,389	54,605	3,435,175	3,489,780
Consumer indirect	22,379	1,227	0	23,606	1,744,049	1,767,655
Consumer direct	1,747	106	0	1,853	190,474	192,327
Home equity	2,739	379	2,039	5,157	472,268	477,425
Total	$55,946	$7,000	$66,387	$129,333	$10,303,032	$10,432,365

An immaterial amount of interest income on nonaccrual loans was recognized during the three months ended March 31, 2025 and 2024 and an immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

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

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at March 31, 2025 and December 31, 2024:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$6,613	$24,585	$92,533	$140,957	$40,260	$145,603	$103,992	$167,677	$722,220
Special mention	0	0	8,633	0	9,209	2,101	6,500	25,215	51,658
Substandard	0	0	0	7,204	1,565	6,428	641	9,293	25,131
Doubtful	0	0	0	0	0	0	0	2,776	2,776
Total CRE – multifamily	$6,613	$24,585	$101,166	$148,161	$51,034	$154,132	$111,133	$204,961	$801,785
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – owner occupied:
Risk rating
Pass	$9,598	$94,270	$49,389	$75,085	$51,744	$255,789	$40,994	$199,615	$776,484
Special mention	0	6,990	4,289	1,929	1,449	5,379	419	28,754	49,209
Substandard	0	0	984	7,023	948	17,405	414	6,054	32,828
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$9,598	$101,260	$54,662	$84,037	$54,141	$278,573	$41,827	$234,423	$858,521
Current period gross charge-offs(1)	$0	$0	$0	$19	$0	$9	$0	$0	$28

CRE – non-owner occupied:
Risk rating
Pass	$10,846	$94,726	$115,159	$192,524	$115,053	$372,652	$338,646	$241,792	$1,481,398
Special mention	0	1,850	4,311	4,741	392	19,907	39,563	23,437	94,201
Substandard	0	0	10,784	45,472	1,797	13,101	24,195	25,268	120,617
Doubtful	0	0	0	0	1,111	0	0	3,586	4,697
Total CRE – non-owner occupied	$10,846	$96,576	$130,254	$242,737	$118,353	$405,660	$402,404	$294,083	$1,700,913
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial & industrial and other business loans:
Risk rating
Pass	$48,502	$251,319	$59,829	$81,518	$63,726	$106,535	$400,133	$80,679	$1,092,241
Special mention	1,220	5,537	391	3,083	647	609	10,049	7,197	28,733
Substandard	101	1,489	16,624	3,815	2,717	3,817	24,129	4,737	57,429
Doubtful	0	0	193	0	0	0	0	187	380
Total commercial & industrial and other business loans	$49,823	$258,345	$77,037	$88,416	$67,090	$110,961	$434,311	$92,800	$1,178,783
Current period gross charge-offs(1)	$0	$0	$0	$0	$81	$51	$121	$442	$695

Total business lending:
Risk rating
Pass	$75,559	$464,900	$316,910	$490,084	$270,783	$880,579	$883,765	$689,763	$4,072,343
Special mention	1,220	14,377	17,624	9,753	11,697	27,996	56,531	84,603	223,801
Substandard	101	1,489	28,392	63,514	7,027	40,751	49,379	45,352	236,005
Doubtful	0	0	193	0	1,111	0	0	6,549	7,853
Total business lending	$76,880	$480,766	$363,119	$563,351	$290,618	$949,326	$989,675	$826,267	$4,540,002
Current period gross charge-offs(1)	$0	$0	$0	$19	$81	$60	$121	$442	$723
(1)For the three months ended March 31, 2025.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$24,631	$101,868	$141,997	$50,421	$16,827	$134,788	$63,401	$146,565	$680,498
Special mention	0	0	0	0	0	1,865	1,500	14,030	17,395
Substandard	0	0	7,232	1,580	60	4,639	641	9,293	23,445
Doubtful	0	0	0	0	0	0	0	2,776	2,776
Total CRE – multifamily	$24,631	$101,868	$149,229	$52,001	$16,887	$141,292	$65,542	$172,664	$724,114
Current period gross charge-offs(1)	$0	$0	$0	$62	$0	$0	$0	$0	$62

CRE – owner occupied:
Risk rating
Pass	$101,325	$50,104	$76,554	$52,518	$36,798	$233,701	$68,794	$171,660	$791,454
Special mention	744	4,726	2,076	1,474	1,407	4,679	430	23,107	38,643
Substandard	0	1,792	7,565	978	2,123	15,137	1,112	5,979	34,686
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$102,069	$56,622	$86,195	$54,970	$40,328	$253,517	$70,336	$200,746	$864,783
Current period gross charge-offs(1)	$0	$806	$0	$0	$0	$0	$0	$0	$806

CRE – non-owner occupied:
Risk rating
Pass	$98,845	$120,244	$193,914	$115,990	$86,279	$296,787	$418,515	$230,482	$1,561,056
Special mention	2,007	377	50,868	1,264	259	20,210	20,960	23,600	119,545
Substandard	0	10,887	284	1,846	351	13,023	23,816	43,425	93,632
Doubtful	0	0	0	866	0	0	0	0	866
Total CRE – non-owner occupied	$100,852	$131,508	$245,066	$119,966	$86,889	$330,020	$463,291	$297,507	$1,775,099
Current period gross charge-offs(1)	$0	$412	$0	$0	$0	$77	$0	$554	$1,043

Commercial & industrial and other business loans:
Risk rating
Pass	$267,499	$67,503	$92,315	$69,456	$24,072	$88,204	$390,217	$56,971	$1,056,237
Special mention	6,078	445	1,673	1,022	2	1,889	12,468	7,608	31,185
Substandard	1,575	16,588	3,743	1,458	397	3,261	20,842	5,896	53,760
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$275,152	$84,536	$97,731	$71,936	$24,471	$93,354	$423,527	$70,475	$1,141,182
Current period gross charge-offs(1)	$0	$64	$119	$114	$0	$23	$924	$2	$1,246

Total business lending:
Risk rating
Pass	$492,300	$339,719	$504,780	$288,385	$163,976	$753,480	$940,927	$605,678	$4,089,245
Special mention	8,829	5,548	54,617	3,760	1,668	28,643	35,358	68,345	206,768
Substandard	1,575	29,267	18,824	5,862	2,931	36,060	46,411	64,593	205,523
Doubtful	0	0	0	866	0	0	0	2,776	3,642
Total business lending	$502,704	$374,534	$578,221	$298,873	$168,575	$818,183	$1,022,696	$741,392	$4,505,178
Current period gross charge-offs(1)	$0	$1,282	$119	$176	$0	$100	$924	$556	$3,157
(1)For the year ended December 31, 2024.

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

The following tables detail the balances in all other loan categories at March 31, 2025 and December 31, 2024:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$60,178	$299,952	$322,898	$318,894	$412,017	$821,491	$3,652	$128,991	$2,368,073
Nonperforming	0	168	0	473	895	4,531	0	0	6,067
Total FICO AB	60,178	300,120	322,898	319,367	412,912	826,022	3,652	128,991	2,374,140
FICO CDE(2)
Performing	21,049	152,612	136,904	135,931	146,613	436,049	27,992	48,553	1,105,703
Nonperforming	0	851	1,891	4,717	2,023	13,818	0	1,008	24,308
Total FICO CDE	21,049	153,463	138,795	140,648	148,636	449,867	27,992	49,561	1,130,011
Total consumer mortgage	$81,227	$453,583	$461,693	$460,015	$561,548	$1,275,889	$31,644	$178,552	$3,504,151
Current period gross charge-offs(3)	$0	$0	$0	$0	$0	$5	$0	$0	$5

Consumer indirect:
Performing	$118,243	$609,988	$443,322	$337,193	$129,676	$68,760	$0	$0	$1,707,182
Nonperforming	0	110	357	182	46	61	0	0	756
Total consumer indirect	$118,243	$610,098	$443,679	$337,375	$129,722	$68,821	$0	$0	$1,707,938
Current period gross charge-offs(3)	$0	$1,227	$1,260	$718	$460	$300	$0	$0	$3,965

Consumer direct:
Performing	$21,894	$72,296	$43,268	$25,917	$10,148	$7,569	$6,548	$0	$187,640
Nonperforming	0	6	12	19	22	57	46	0	162
Total consumer direct	$21,894	$72,302	$43,280	$25,936	$10,170	$7,626	$6,594	$0	$187,802
Current period gross charge-offs(3)	$0	$171	$150	$149	$23	$19	$48	$0	$560

Home equity:
Performing	$12,391	$67,623	$52,284	$52,975	$51,535	$78,305	$138,940	$24,581	$478,634
Nonperforming	0	32	336	359	71	786	838	192	2,614
Total home equity	$12,391	$67,655	$52,620	$53,334	$51,606	$79,091	$139,778	$24,773	$481,248
Current period gross charge-offs(3)	$0	$0	$0	$0	$0	$0	$7	$0	$7
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720.
(2)FICO CDE refers to loans with FICO scores less than 720 and potentially higher risk.
(3)For the three months ended March 31, 2025.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$312,040	$327,737	$325,563	$418,887	$182,058	$665,652	$2,501	$124,134	$2,358,572
Nonperforming	0	0	669	748	521	4,476	0	0	6,414
Total FICO AB	312,040	327,737	326,232	419,635	182,579	670,128	2,501	124,134	2,364,986
FICO CDE(2)
Performing	149,322	139,294	138,007	151,769	93,797	352,517	33,678	43,147	1,101,531
Nonperforming	564	1,815	3,932	1,483	2,076	12,282	0	1,111	23,263
Total FICO CDE	149,886	141,109	141,939	153,252	95,873	364,799	33,678	44,258	1,124,794
Total consumer mortgage	$461,926	$468,846	$468,171	$572,887	$278,452	1,034,927	$36,179	$168,392	$3,489,780
Current period gross charge-offs(3)	$0	$141	$30	$1	$20	$192	$0	$0	$384

Consumer indirect:
Performing	$656,284	$492,192	$380,652	$153,977	$32,812	$50,511	$0	$0	$1,766,428
Nonperforming	118	461	453	141	34	20	0	0	1,227
Total consumer indirect	$656,402	$492,653	$381,105	$154,118	$32,846	$50,531	$0	$0	$1,767,655
Current period gross charge-offs(3)	$1,468	$3,039	$3,789	$1,592	$499	$1,220	$0	$0	$11,607

Consumer direct:
Performing	$84,114	$49,126	$30,424	$12,534	$3,374	$5,527	$7,122	$0	$192,221
Nonperforming	22	21	2	17	0	8	36	0	106
Total consumer direct	$84,136	$49,147	$30,426	$12,551	$3,374	$5,535	$7,158	$0	$192,327
Current period gross charge-offs(3)	$176	$1,072	$664	$389	$74	$118	$251	$0	$2,744

Home equity:
Performing	$68,249	$53,612	$54,754	$53,466	$26,456	$56,072	$137,448	$24,950	$475,007
Nonperforming	32	234	225	43	282	534	850	218	2,418
Total home equity	$68,281	$53,846	$54,979	$53,509	$26,738	$56,606	$138,298	$25,168	$477,425
Current period gross charge-offs(3)	$0	$0	$23	$0	$8	$41	$92	$0	$164
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720.
(2)FICO CDE refers to loans with FICO scores less than 720 and potentially higher risk.
(3)For the year ended December 31, 2024.

Business lending loans greater than $500,000 that are on nonaccrual are individually assessed, and if necessary, a specific allocation of the allowance for credit losses is provided. If management determines that foreclosure is probable, expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs as appropriate. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of the collateral. The collateral for individually assessed CRE non-owner occupied loans consists mainly of mixed use office properties associated with two customers. Individually assessed CRE multifamily loans consists of a rental apartment property associated with one customer. A summary of individually assessed business loans as of March 31, 2025 and December 31, 2024 follows:

	March 31, 2025			December 31, 2024
			Specifically			Specifically
	Carrying	Contractual	Allocated	Carrying	Contractual	Allocated
(000’s omitted)	Balance	Balance	Allowance	Balance	Balance	Allowance
Loans with allowance allocation:
CRE – multifamily	$12,068	$12,068	$2,764	$12,068	$12,068	$2,764
CRE – non-owner occupied	10,075	10,270	4,721	10,075	10,270	864
Commercial & industrial and other business loans	1,680	1,880	383	0	0	0
Total	$23,823	$24,218	$7,868	$22,143	$22,338	$3,628

Loans without allowance allocation:
CRE – owner occupied	$6,497	$6,497	$0	$7,554	$8,360	$0
CRE – non-owner occupied	1,563	2,590	0	1,592	2,606	0
Commercial & industrial and other business loans	7,616	7,616	0	7,672	7,672	0
Total	$15,676	$16,703	$0	$16,818	$18,638	$0

The average carrying balance of individually assessed loans was $39.8 million and $14.5 million for the three months ended March 31, 2025 and 2024, respectively. An immaterial amount of interest income was recognized on individually assessed loans for the three months ended March 31, 2025 and 2024.

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

The following table presents the amortized cost basis of loans at March 31, 2025 and 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
		Total Class of		Total Class of
	Term	Financing	Term	Financing
(000s omitted except for percentages)	Extension	Receivable	Extension	Receivable
CRE – owner occupied	$0	0.00%	$353	0.05%
CRE – non-owner occupied	0	0.00%	224	0.01%
Commercial & industrial and other business loans	0	0.00%	108	0.00%
Consumer mortgage	449	0.01%	0	0.00%
Total	$449	0.01%	$685	0.01%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

	March 31, 2025
			90+ Days Past
		Past Due 30 –	Due and Still	Non-
(000s omitted)	Current	89 Days	Accruing	Accrual	Total
CRE – owner occupied	$981	$0	$0	$0	$981
CRE – non-owner occupied	21,145	0	0	0	21,145
Commercial & industrial and other business loans	37	0	0	288	325
Consumer mortgage	156	0	169	492	817
Home equity	0	0	0	22	22
Total	$22,319	$0	$169	$802	$23,290

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	Weighted-	Weighted-
	Average Term	Average Term
	Extension (Years)	Extension (Years)
CRE – owner occupied	0.0	1.7
CRE – non-owner occupied	0.0	8.5
Commercial & industrial and other business loans	0.0	3.8
Consumer mortgage	15.3	0.0
Total	15.3	4.2

There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the three months ended March 31, 2025 and 2024.

Allowance for Credit Losses

The following presents by loan segment the activity in the allowance for credit losses during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$37,201	$(723)	$99	$6,411	$42,988
Consumer mortgage	15,017	(5)	6	(1,339)	13,679
Consumer indirect	20,895	(3,965)	1,694	1,122	19,746
Consumer direct	3,453	(560)	232	908	4,033
Home equity	1,548	(7)	0	(147)	1,394
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	79,114	(5,260)	2,031	6,955	82,840
Liabilities for off-balance-sheet credit exposures	1,132	0	0	(265)	867
Total allowance for credit losses	$80,246	$(5,260)	$2,031	$6,690	$83,707

	Three Months Ended March 31, 2024
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$26,854	$(261)	$39	$2,739	$29,371
Consumer mortgage	15,333	(93)	3	(753)	14,490
Consumer indirect	18,585	(3,060)	1,209	3,560	20,294
Consumer direct	3,269	(873)	215	744	3,355
Home equity	1,628	(23)	3	(27)	1,581
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	66,669	(4,310)	1,469	6,263	70,091
Liabilities for off-balance-sheet credit exposures	913	0	0	(115)	798
Total allowance for credit losses	$67,582	$(4,310)	$1,469	$6,148	$70,889

The allowance for credit losses increased to $82.8 million at March 31, 2025 compared to $79.1 million at December 31, 2024 and $70.1 million at March 31, 2024, reflective of an increase for a specific reserve on one non-owner occupied CRE loan relationship placed on nonaccrual status during the fourth quarter of 2023, increased economic uncertainty and an additional qualitative factor for business lending related to an increase in size and volume of new loans.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $35.8 million at March 31, 2025, and is excluded from the estimate of credit losses and amortized cost basis of loans.

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

For qualitative macroeconomic adjustments, the Company uses third party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of March 31, 2025. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the impact of a decline in residential real estate and vehicle prices as well as inflation. The scenarios utilized forecast modest growth in auto and commercial real estate prices, stable unemployment levels and GDP growth, offset by a decline in housing and real household income growth.

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

At March 31, 2025 and December 31, 2024, loans with a carrying amount of approximately $6.67 billion and $6.72 billion, respectively, were pledged for the availability to secure certain borrowings with the FHLB and FRB. There were $586.2 million and $610.0 million of borrowings outstanding under these arrangements at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025 and December 31, 2024, there were foreclosures in process of $6.4 million and $6.3 million, respectively.

During the three months ended March 31, 2025, the Company did not purchase any loans, while the Company sold $17.6 million of secondary market eligible residential consumer mortgage loans during the period.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(72,874)	$4,499	$77,373	$(72,225)	$5,148
Other intangibles	136,879	(95,568)	41,311	135,833	(92,735)	43,098
Total amortizing intangibles	$214,252	$(168,442)	$45,810	$213,206	$(164,960)	$48,246

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Apr - Dec 2025	$9,465
2026	11,396
2027	5,547
2028	4,208
2029	3,484
Thereafter	11,710
Total	$45,810

Shown below are the components of the Company’s goodwill at December 31, 2024 and March 31, 2025:

		Additions/
(000’s omitted)	December 31, 2024	Adjustments	March 31, 2025
Goodwill	$853,225	$1,297	$854,522

NOTE G: BORROWINGS

During the first quarter of 2025, the Company entered into a new parent company unsecured committed revolving line of credit facility with a commercial bank in an amount of up to $50.0 million to be available for use for general corporate purposes including potential future merger and acquisition activity by its non-Bank subsidiaries. Outstanding borrowings under the revolving line of credit facility will bear interest at either fixed rates determined at closing or floating rates at the monthly Secured Overnight Financing Rate plus 2.25% at the option of the Company. The revolving line of credit facility will mature on February 25, 2026, subject to a 364 day extension with opt-out provided for by either party to the agreement and includes certain financial covenants. The Company has determined it is in compliance with these covenants as of March 31, 2025.

During 2024, the Company secured $250.0 million of fixed rate FHLB term borrowings. The borrowings consist of: three $50.0 million advances that are putable at the option of the FHLB in June 2025 and mature in June 2027 if the option is not exercised, at interest rates ranging from 4.38% to 4.47%; one $100.0 million advance that is putable at the option of the FHLB in August 2025 and matures in August 2027 if the option is not exercised, at a rate of 3.73%. The Company also secured $300.0 million in short-term borrowings through the Bank Term Funding Program at the Federal Reserve at a rate of 4.87%, to fund expected net loan growth. These short-term borrowings matured during March 2024 and the Bank Term Funding Program has ceased making new loans as of March 11, 2024.

NOTE H: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of March 31, 2025.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 0.2 million weighted-average anti-dilutive stock options outstanding for the three months ended March 31, 2025. At March 31, 2024, weighted average anti-dilutive stock options outstanding were immaterial and were not included in the calculation below.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(000’s omitted, except per share data)	2025	2024
Net income	$49,614	$40,872
Income attributable to unvested stock-based compensation awards	(198)	(111)
Income available to common shareholders	$49,416	$40,761

Weighted-average common shares outstanding – basic	52,715	53,228
Basic earnings per share	$0.94	$0.77

Net income	$49,614	$40,872
Income attributable to unvested stock-based compensation awards	(198)	(111)
Income available to common shareholders	$49,416	$40,761

Weighted-average common shares outstanding – basic	52,715	53,228
Assumed exercise of stock options	204	93
Weighted-average common shares outstanding – diluted	52,919	53,321
Diluted earnings per share	$0.93	$0.76

Stock Repurchase Program

At its December 2024 meeting, the Board of Directors of the Company (the “Board”) approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,628,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2025. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. There were no shares of treasury stock purchases made under this authorization during the first quarter of 2025.

At its December 2023 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,697,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2024. There were 1,000,000 shares of treasury stock purchases made under this authorization during 2024 with an average price paid per share of $45.84, including 750,000 shares of treasury stock purchases made under this authorization during the first quarter of 2024 with an average price paid per share of $45.95.

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

The contract amounts of commitments and contingencies are as follows:

	March 31,	December 31,
(000’s omitted)	2025	2024
Commitments to extend credit	$1,677,096	$1,635,509
Standby letters of credit	76,298	80,245
Total	$1,753,394	$1,715,754

During the second quarter of 2025, the Company entered into agreements to invest a total of $8.5 million in investment tax credits generated by a solar energy producing company, which will be accounted for using the proportional amortization method.

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

	March 31, 2025
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,074,918	$59,999	$0	$2,134,917
Obligations of state and political subdivisions	0	378,486	0	378,486
Government agency mortgage-backed securities	0	299,791	0	299,791
Corporate debt securities	0	7,771	0	7,771
Government agency collateralized mortgage obligations	0	5,950	0	5,950
Total available-for-sale investment securities	2,074,918	751,997	0	2,826,915
Equity securities	2,599	0	0	2,599
Mortgage loans held for sale	0	534	0	534
Commitments to originate real estate loans for sale	0	0	204	204
Interest rate swap agreements asset	0	3,534	0	3,534
Interest rate swap agreements liability	0	(3,534)	0	(3,534)
Total	$2,077,517	$752,531	$204	$2,830,252

	December 31, 2024
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,025,164	$58,622	$0	$2,083,786
Obligations of state and political subdivisions	0	386,495	0	386,495
Government agency mortgage-backed securities	0	301,224	0	301,224
Corporate debt securities	0	7,697	0	7,697
Government agency collateralized mortgage obligations	0	6,512	0	6,512
Total available-for-sale investment securities	2,025,164	760,550	0	2,785,714
Equity securities	2,354	0	0	2,354
Mortgage loans held for sale	0	1,470	0	1,470
Commitments to originate real estate loans for sale	0	0	215	215
Forward sales commitments	0	(8)	0	(8)
Interest rate swap agreements asset	0	2,664	0	2,664
Interest rate swap agreements liability	0	(2,664)	0	(2,664)
Total	$2,027,518	$762,012	$215	$2,789,745

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.
●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $0.5 million at March 31, 2025 and $1.5 million at December 31, 2024. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from a third-party advisor. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	March 31, 2025				December 31, 2024
				Total Fair				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$15,181	$15,181	$0	$0	$19,315	$19,315
Other real estate owned	0	0	2,746	2,746	0	0	2,781	2,781
Mortgage servicing rights	0	0	874	874	0	0	460	460
Contingent consideration	0	0	(5,600)	(5,600)	0	0	(4,140)	(4,140)
Total	$0	$0	$13,201	$13,201	$0	$0	$18,416	$18,416

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 91.0% at March 31, 2025 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There was a valuation allowance of approximately $0.1 million at December 31, 2024. During the three months ended March 31, 2025 the Company recognized a $0.1 million impairment recovery resulting in no valuation allowance at March 31, 2025.

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

During the first quarter of 2025, the Company made the final required payment for the CPD contract holdback contingent consideration of $0.1 million and the first required payment for the CPD revenue-based contingent consideration arrangement of $0.6 million.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company did not recognize an impairment charge during the quarter ended March 31, 2025. See Note F for more detail.

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

				Significant Unobservable
	Fair Value at			Input Range
(000’s omitted, except per loan data)	March 31, 2025	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$15,181	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	2,746	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 91.0% (50.6%)
Commitments to originate real estate loans for sale	204	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	874	Discounted cash flow	Weighted average constant prepayment rate	8.5% - 16.7% (9.0%)
			Weighted average discount rate	5.0% - 5.4% (5.3%)
Contingent consideration	(5,600)	Discounted cash flow	Discount rate	18.4%
			Probability of achievement	82.0%

				Significant Unobservable
	Fair Value at			Input Range
(000’s omitted, except per loan data)	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$19,315	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	2,781	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% – 93.1% (51.0%)
Commitments to originate real estate loans for sale	215	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	460	Discounted cash flow	Weighted average constant prepayment rate	16.1% - 22.8% (16.6%)
			Weighted average discount rate	5.3% - 5.6% (5.6%)
Contingent consideration	(4,140)	Discounted cash flow	Discount rate	18.4%
			Probability of achievement	82.0%

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2025 and December 31, 2024 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	March 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$10,338,301	$10,064,531	$10,353,251	$9,969,696
Held-to-maturity securities	1,393,837	1,306,388	1,345,155	1,220,168
Financial liabilities:
Deposits	13,892,047	13,862,818	13,441,707	13,428,682
Overnight borrowings	0	0	118,000	118,000
Securities sold under agreement to repurchase, short-term	266,581	266,581	261,553	261,553
Other Federal Home Loan Bank borrowings	586,876	601,778	610,646	620,045

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

Forward Sales Commitments

The Company enters into forward sales commitments for the future delivery of residential mortgage loans and interest rate lock commitments to fund loans at a specified interest rate. The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale. Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time. At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.

Notional values and fair values of derivative instruments as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of		Notional	Statement of
(000’s omitted)	Amount	Condition Location	Fair Value	Amount	Condition Location	Fair Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$8,046	Other assets	$204	$0	Accrued interest and other liabilities	$0
Interest rate swaps	267,476	Other assets	3,534	267,476	Accrued interest and other liabilities	3,534
RPA sold	0	Other assets	0	14,061	Accrued interest and other liabilities	0
RPA purchased	67,058	Other assets	0	0	Accrued interest and other liabilities	0
Total derivatives	$342,580		$3,738	$281,537		$3,534

	December 31, 2024
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of		Notional	Statement of
(000’s omitted)	Amount	Condition Location	Fair Value	Amount	Condition Location	Fair Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$9,027	Other assets	$215	$0	Accrued interest and other liabilities	$0
Forward sales commitments	767	Other assets	(8)	0	Accrued interest and other liabilities	0
Interest rate swaps	210,931	Other assets	2,664	210,931	Accrued interest and other liabilities	2,664
RPA sold	0	Other assets	0	13,170	Accrued interest and other liabilities	0
RPA purchased	56,306	Other assets	0	0	Accrued interest and other liabilities	0
Total derivatives	$277,031		$2,871	$224,101		$2,664

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

Fee income earned on interest rate swaps and risk participation agreements is recognized in other banking services noninterest revenues in the consolidated statements of income during the period the derivative instrument is executed. During the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $0.1 million, respectively, of fee income associated with interest rate swaps and risk participation agreements.

Cash collateral is posted by the Company with counterparties to secure certain derivatives, which is restricted cash and is included in cash and cash equivalents on the consolidated statements of condition. The amount of such collateral at both March 31, 2025 and December 31, 2024 was $5.1 million.

The Company assessed its counterparty risk at March 31, 2025 and determined any credit risk inherent in the derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note J to these consolidated financial statements.

NOTE L: SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM is the President and Chief Executive Officer of the Company. Effective January 1, 2024, the Company has identified (1) Banking and Corporate, (2) Employee Benefit Services, (3) Insurance Services, and (4) Wealth Management Services as its reportable segments and determined that segment adjusted income before income taxes is the reported measure of segment profit or loss. The prior periods have been recast to conform to the current period presentation. See “Note A Summary of Significant Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 28, 2025 for further detail on the factors used to identify the Company’s reportable segments and reported measure of segment profit or loss.

Community Bank, N.A. (“CBNA”) operates the Banking and Corporate segment that provides a wide array of lending and depository-related products and services to individuals, businesses, and governmental units with branch locations in Upstate New York as well as Northeastern Pennsylvania, Vermont and Western Massachusetts. In addition to these general intermediation services, the Banking and Corporate segment provides treasury management solutions and payment processing services. The Banking and Corporate segment also includes certain corporate overhead-related expenses.

The Employee Benefit Services segment, which includes the operating subsidiaries of BPA, BPAS Actuarial & Pension Services, LLC, BPAS Trust Company of Puerto Rico, Northeast Retirement Services, LLC, Global Trust Company, Inc., and Hand Benefits & Trust Company, provides employee benefit trust, collective investment fund, retirement plan and health savings account administration, fund administration, transfer agency, actuarial, and health and welfare consulting services.

The Insurance Services segment includes the operating subsidiary OneGroup, a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services.

The Wealth Management Services segment is comprised of wealth management services including trust services provided by the Nottingham Trust division within the Bank, broker-dealer and investment advisory services provided by Nottingham Investment Services, Inc. and Nottingham Wealth Partners, Inc., as well as asset management services provided by Nottingham Advisors, Inc.

The accounting policies used in the disclosure of business segments are the same as those described in “Note A Summary of Significant Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 28, 2025, except as follows. Segment operating revenues exclude certain items considered non-core to the operating performance of the business including realized and unrealized gains or losses on investment securities and gains or losses on debt extinguishment. Significant segment expenses are the expense categories significant to the segment, regularly provided to or easily computed from information regularly provided to the CODM and included in segment adjusted income before income taxes. Segment adjusted income before income taxes also excludes certain items considered non-core to the operating performance of the business including acquisition-related provision for credit losses, amortization of intangible assets, acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual and restructuring expenses. Both segment operating revenues and significant segment expenses include certain intersegment activity associated with transactions between the segments and are eliminated in consolidation. Segment assets include certain segment cash balances held as deposits with CBNA and are eliminated in consolidation.

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

There are no transactions with a single customer that result in revenues that exceed ten percent of consolidated total revenues.

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

				Wealth
	Banking and	Employee	Insurance	Management
(000’s omitted)	Corporate	Benefit Services	Services	Services	Total
Three Months Ended March 31, 2025
Net interest income from external customers	$120,087	$125	$0	$0	$120,212
Noninterest revenues from external customers	18,816	32,884	14,201	9,890	75,791
Revenues from external customers	138,903	33,009	14,201	9,890	196,003
Intersegment revenues	(431)	1,107	69	596	1,341
Total segment operating revenues	138,472	34,116	14,270	10,486	197,344

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(1,341)
Other revenues (a)					245
Total consolidated revenues					$196,248

Less segment expenses: (b)
Provision for credit losses	6,690	0	0	0
Salaries and employee benefits	47,125	16,055	8,347	5,730
Data processing and communications	13,487	1,083	873	679
Occupancy and equipment	11,185	956	441	142
Legal and professional fees	3,470	1,426	100	108
Business development and marketing	2,923	16	186	4
Other segment items (c)	7,319	1,140	215	188
Total segment expenses	92,199	20,676	10,162	6,851
Segment adjusted income before income taxes	$46,273	$13,440	$4,108	$3,635	$67,456

Reconciliation of profit or loss (segment adjusted income before income taxes):
Unrealized gain on equity securities					245
Amortization of intangible assets					(3,482)
Acquisition expenses					(1)
Litigation accrual					50
Total consolidated income before income taxes					$64,268

Other segment disclosures:
Interest income	$167,522	$601	$44	$128	$168,295

Reconciliation of interest income:
Elimination of intersegment interest income					(648)
Total consolidated interest income					$167,647

Interest expense	$48,083	$0	$0	$0	$48,083

Reconciliation of interest expense:
Elimination of intersegment interest expense					(648)
Total consolidated interest expense					$47,435

Depreciation (d)	$3,300	$188	$106	$50	$3,644
Amortization of intangible assets	703	1,717	924	138	3,482
Goodwill	732,598	90,664	27,822	3,438	854,522
Core deposit intangibles, net	4,499	0	0	0	4,499
Other intangibles, net	670	22,643	16,964	1,034	41,311
Segment assets	16,528,595	235,638	75,257	38,261	16,877,751

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(113,455)
Total consolidated assets					$16,764,296

(a)Other revenues includes $245 of unrealized gain on equity securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(c)Other segment items for each reportable segment includes:

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

(d)	The amount of depreciation disclosed by reportable segment is included within the data processing and communications and occupancy and equipment expense captions.

				Wealth
	Banking and	Employee	Insurance	Management
(000’s omitted)	Corporate	Benefit Services	Services	Services	Total
Three Months Ended March 31, 2024
Net interest income from external customers	$106,866	$124	$0	$0	$106,990
Noninterest revenues from external customers	17,967	31,983	11,109	9,210	70,269
Revenues from external customers	124,833	32,107	11,109	9,210	177,259
Intersegment revenues	(435)	1,086	45	552	1,248
Total segment operating revenues	124,398	33,193	11,154	9,762	178,507

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(1,248)
Other revenues (a)					16
Total consolidated revenues					$177,275

Less segment expenses: (b)
Provision for credit losses	6,148	0	0	0
Salaries and employee benefits	44,387	15,515	8,080	5,904
Data processing and communications	11,875	1,049	801	623
Occupancy and equipment	9,863	972	384	160
Legal and professional fees	2,912	1,378	171	68
Business development and marketing	2,689	60	267	30
Other segment items (c)	6,499	1,360	420	135
Total segment expenses	84,373	20,334	10,123	6,920
Segment adjusted income before income taxes	$40,025	$12,859	$1,031	$2,842	$56,757

Reconciliation of profit or loss (segment adjusted income before income taxes):
Unrealized gain on equity securities					$16
Amortization of intangible assets					(3,576)
Acquisition expenses					(35)
Litigation accrual					(119)
Total consolidated income before income taxes					$53,043

Other segment disclosures:
Interest income	$152,535	$623	$27	$127	$153,312

Reconciliation of interest income:
Elimination of intersegment interest income					(653)
Total consolidated interest income					$152,659

Interest expense	$46,322	$0	$0	$0	$46,322

Reconciliation of interest expense:
Elimination of intersegment interest expense					(653)
Total consolidated interest expense					$45,669

Depreciation (d)	$2,939	$187	$103	$51	$3,280
Amortization of intangible assets	973	1,725	673	205	3,576
Goodwill	732,598	89,775	23,979	3,438	849,790
Core deposit intangibles, net	7,248	0	0	0	7,248
Other intangibles, net	895	30,792	13,757	1,957	47,401
Segment assets	15,632,930	254,668	64,337	35,138	15,987,073

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(128,403)
Total consolidated assets					$15,858,670

(a)Other revenues includes $16 of unrealized gain on equity securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(c)Other segment items for each reportable segment includes:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Financial System, Inc. (the “Company” or “CFSI”) as of and for the three months ended March 31, 2025 and 2024, although in some circumstances the fourth quarter of 2024 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 35. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2025, “last year” and equivalent terms refer to calendar year 2024, “first quarter” refers to the three months ended March 31, and earnings per share (“EPS”) figures refer to diluted EPS.

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

Critical Accounting Policies and Estimates

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management considers its critical accounting estimates those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Management believes that the critical accounting estimates include the allowance for credit losses; actuarial assumptions associated with the pension, post-retirement and other employee benefit plans; and the carrying value of goodwill and other intangible assets. A summary of the critical accounting policies and estimates used by management is disclosed in the MD&A on pages 38-40 of the most recent Form 10-K (fiscal year ended December 31, 2024) filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025. There have been no material changes other than those described below regarding the Allowance for Credit Losses. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on page 9 of this Form 10-Q.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s judgment of an estimated amount of lifetime losses expected to be incurred on outstanding loans at the balance sheet date. This is estimated using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The determination of the appropriateness of the ACL is complex and applies significant and highly subjective estimates. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. The Company utilizes three methods for calculating the ACL: cumulative loss, vintage loss and line loss. Historical credit loss experience provides the basis for the estimation of expected future credit losses in all three methodologies. Qualitative adjustments are made for differences in loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices, commercial real estate prices including office property-specific price forecasts, office property-specific vacancy rates, automobile prices, gross domestic product, and median household income net of inflation. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside forecasts. During the first quarter of 2025, the Company updated the ACL model to add 2024 data into the historical data used for calculating the quantitative and qualitative factors as part of the annual model update procedures. In addition, management adjusted the weighting of the three economic scenarios, increasing the weight for the downside scenario from 30% to 40% and decreasing the weight of the upside scenario from 30% to 20%, to capture additional economic uncertainty, and added additional reserves for business lending to capture additional risk in the portfolio due to the increase in size and volume of new business loans. The change in weighting of the economic scenarios increased the ACL by $0.7 million as compared to the previous weighting and the additional business lending qualitative factor increased the ACL by $2.2 million as compared to the previous factor.

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecasts. Changes in these economic forecasts could significantly affect the estimated expected credit losses and lead to materially different amounts from one period to the next. To illustrate the sensitivity of the ACL calculation to these economic forecasts, management performed a hypothetical sensitivity analysis using a weighting of 100% to the downside forecast, rather than the existing weighting of baseline, upside and downside of 40%, 20% and 40%, respectively. The scenario-weighted average unemployment rate and GDP growth forecasts used in the ACL model at March 31, 2025 were 5.2% and 1.3%, respectively, compared to 4.8% and 1.8%, respectively, at December 31, 2024. The hypothetical downside forecast includes assumptions of a weakening economy represented by a cumulative decline in real GDP of 2.6%, enhanced geopolitical tensions, elevated inflation, a peak unemployment rate of 8.3% and an average unemployment rate of 7.0%. The Company calculated that this hypothetical scenario would increase the ACL and provision for credit losses as of and for the three months ended March 31, 2025 by approximately $3.4 million, and decrease net income by $2.6 million (net of tax). This change is reflective of the sensitivity of the various economic factors used in the ACL model. The resulting difference is not intended to represent an expected increase in allowance levels, as future conditions are uncertain and there are several other quantitative and qualitative factors that will also fluctuate at the same time that economic conditions are changing, which would affect the results of the ACL calculation. The impact that the economic factors have on the model is affected by the upside or downside severity of the scenarios used, the product type mix, and the interaction of the economic factors with other quantitative and qualitative factors in the model, as changes in any particular factor or input may not occur at the same rate or be directionally consistent across all loan segments. Improvements in one factor may offset deterioration in other factors, both qualitative and quantitative. The third party downside economic forecast used in the hypothetical scenario described does not predict a severe economic downturn, but rather a moderate recessionary environment. The Company’s geographic distribution of loans primarily outside of major metropolitan areas, combined with low statistical correlation between its historical losses and national economic indicators, and this is reflected in the current methodology that would produce changes to the allowance that are less significant as compared to economic metric-based modeling that is more directly correlated, and therefore sensitive to fluctuations in historical and projected national economic activity.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating” or “tangible” basis. Results on an “operating” basis exclude the after-tax effects of acquisition expenses, litigation accrual, unrealized gain on equity securities and amortization of intangible assets. Results on a “tangible” basis exclude goodwill and intangible asset balances, net of accumulated amortization and applicable deferred tax amounts. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisition activity. In addition, the Company provides supplemental reporting for “operating pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, litigation accrual, unrealized gain on equity securities and amortization of intangible assets from income before income taxes. Although operating pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with Current Expected Credit Loss (“CECL”) allowance methods, helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. The Company also provides supplemental reporting of its interest income, net interest income and net interest margin on a fully tax-equivalent (“FTE”) basis, which includes an adjustment to interest income and net interest income that represents taxes that would have been paid had nontaxable investment securities and loans been taxable. Although fully tax-equivalent interest income, net interest income and net interest margin are non-GAAP measures, the Company’s management believes this information helps enhance comparability of the performance of assets that have different tax profiles. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 14.

Executive Summary

The Company’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services, including employee benefit services, insurance services and wealth management services, to retail, commercial, institutional and governmental customers. The Company’s banking subsidiary is Community Bank, N.A. (the “Bank” or “CBNA”). The Company’s Benefit Plans Administrative Services, Inc. (“BPAS”) subsidiary is a leading provider of employee benefits administration, trust services, collective investment fund administration and actuarial consulting services to customers on a national scale. In addition, the Company offers comprehensive financial planning, trust administration and wealth management services through its Nottingham Financial Group operating unit and insurance services through its OneGroup NY, Inc. (“OneGroup”) subsidiary.

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

Significant factors reviewed by management to evaluate achievement of the Company’s operating objectives, results and financial condition include, but are not limited to: net income and earnings per share; return on assets and equity; components of net interest margin; noninterest revenues; noninterest expenses; asset quality metrics; loan and deposit growth; capital management; performance of individual banking and financial services units; performance of specific product lines and customers; liquidity and interest rate sensitivity; enhancements to customer products and services and their underlying performance characteristics; technology advancements; market share; peer comparisons; the performance of recently acquired businesses and the performance of recently opened and consolidated branch offices.

First quarter net income increased $8.7 million, or 21.4% as compared to the first quarter of 2024 and earnings per share of $0.93 for the first quarter of 2025 increased $0.17 from the first quarter of 2024. The increase in net income and earnings per share for the quarter reflected increases in net interest income and noninterest revenues, partially offset by increases in the provision for credit losses, noninterest expenses and income taxes.

Net interest margin and fully tax-equivalent net interest margin, a non-GAAP measure, increased 26 basis points between the first quarter of 2024 and the first quarter of 2025. The yield on average interest earning assets increased 27 basis points compared to the prior year first quarter driven by an improvement in the yield on average loans. The yield on average loans for the first quarter increased 33 basis points compared to the first quarter of 2024 while the yield on average investments, including cash equivalents, decreased one basis point compared to the prior year. The Company’s total cost of funds increased two basis points from the year earlier period, as the rate paid on interest-bearing deposits increased three basis points and the rate paid on borrowings decreased 18 basis points.

Loan balances increased on both an average and ending basis as compared to the prior year first quarter, reflective of organic loan growth between the periods. Deposit balances also increased on both an average and ending basis as compared to the first quarter of 2024 due primarily to growth in governmental deposit balances. Investment balances, excluding cash equivalents, increased on both an average basis and ending basis between the first quarter of 2024 and the first quarter of 2025, driven by purchases of mortgage-backed securities between the periods. Over the same period, the balance of cash equivalents decreased on an average basis and was impacted by the Company’s utilization of the Federal Reserve’s Bank Term Funding Program during the first quarter of 2024, while cash equivalents increased on an ending basis driven by net deposit inflows. Borrowing balances decreased on an average basis and increased on an ending basis compared to the prior year’s first quarter. The decrease on an average basis was reflective of the Company’s utilization of the Federal Reserve’s Bank Term Funding Program during the prior year’s first quarter while the increase on an ending basis was due to Company securing certain fixed rate Federal Home Loan Bank (“FHLB”) term borrowings between the periods to support the funding of loan growth.

The Company recorded a $6.7 million provision for credit losses during the first quarter of 2025, $0.6 million higher than the first quarter of 2024, primarily due to an increase in a specific allocation on one non-owner occupied CRE loan relationship previously placed in nonaccrual status during the fourth quarter of 2023 as well as qualitative adjustments associated with increased economic uncertainty. Asset quality remained strong in relation to the banking industry and longer term performance, but net charge-off, nonperforming and delinquent loan ratios increased in comparison to the first quarter of 2024 levels. Net charge-offs of $3.2 million remained relatively low at an annualized 0.13% of average loans, but were $0.4 million, or an annualized one basis point of average loans, higher than levels for the first quarter of 2024. Nonperforming loans as a percentage of total loans increased 22 basis points to 0.72% between the first quarter of 2024 and the first quarter of 2025, primarily driven by the business loans associated with three customers being downgraded from accruing to nonaccrual status between the periods. The 30 to 89 day delinquent loan ratio increased 14 basis points versus one year ago to 0.57% primarily due to increases in delinquent balances in the business lending loan portfolio.

Banking services noninterest revenues, comprised of deposit service fees, mortgage banking and other banking services revenues, increased $0.8 million, or 4.7%, as compared to the prior year’s first quarter, primarily due to an increase in mortgage banking revenues. Financial services business revenues, comprised of employee benefit services, insurance services and wealth management services revenues, increased $4.7 million, or 9.0%, as compared to the prior year’s first quarter, due to a $3.1 million increase in insurance services revenues, a $0.9 million increase in employee benefit services revenues and a $0.7 million increase in wealth management services revenues.

Noninterest expenses increased $7.2 million, or 6.1%, between the first quarter of 2024 and the first quarter of 2025, primarily due to a $3.4 million increase in salaries and employee benefits, a $1.8 million increase in data processing and communications expenses and a $1.4 million increase in occupancy and equipment expenses. The increase in salaries and employee benefits was primarily driven by merit and market-related increases in employee wages and incentive compensation. The increase in data processing and communications expenses was reflective of continued investment in customer-facing and back-office technologies including investments being made in the development of artificial intelligence applications along with additional technology to enhance the detection and prevention of customer payment-related fraud and cybersecurity-related incidents. Occupancy and equipment expenses increased due to higher winter weather-related property maintenance costs along with incremental expenses associated with the Bank’s de novo branches opened between the periods.

First quarter operating net income, a non-GAAP measure, increased $8.3 million, or 19.0%, as compared to the first quarter of 2024. Operating earnings per share, a non-GAAP measure, of $0.98 for the first quarter increased $0.16 compared to the first quarter of 2024 while operating pre-tax, pre-provision net revenue per share, a non-GAAP measure, increased $0.22 compared to the prior year’s first quarter. These results demonstrate improvement in the Company’s core operating performance between the periods.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $49.6 million increased $8.7 million, or 21.4%, as compared to the first quarter of 2024. Earnings per share of $0.93 for the first quarter of 2025 increased $0.17, or 22.4%, compared to the first quarter of 2024. The increase in net income and earnings per share was due to increases in net interest income and noninterest revenues and a decrease in the number of fully diluted shares outstanding, partially offset by increases in the provision for credit losses, noninterest expenses and income taxes. Operating net income, a non-GAAP measure, of $52.1 million for the first quarter increased $8.3 million, or 19.0%, as compared to the first quarter of 2024. Operating earnings per share, a non-GAAP measure, of $0.98 for the first quarter increased $0.16 compared to the first quarter of 2024. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, first quarter net interest income of $120.2 million increased $13.2 million, or 12.4%, from the comparable prior year period. The increase was primarily the result of higher yields on interest-earning assets and a higher proportion of those assets being comprised of loan balances due to organic loan growth.

The provision for credit losses of $6.7 million for the first quarter of 2025 increased $0.6 million as compared to the $6.1 million provision for credit losses in the first quarter of 2024. The increase in the provision for credit losses is reflective of a $3.8 million increase for a specific reserve on one non-owner occupied CRE loan relationship as previously mentioned and increased economic uncertainty.

First quarter noninterest revenues were $76.0 million, an increase of $5.7 million, or 8.2%, from the first quarter of 2024. Total operating noninterest revenues, a non-GAAP measure, were $75.8 million in the first quarter of 2025, an increase of $5.5 million, or 7.9%, from the prior year’s first quarter. The increase was driven by a $0.8 million increase in banking noninterest revenues and a $4.7 million increase in financial services noninterest revenues, comprised of increases in insurance services revenues of $3.1 million, or 27.8%, employee benefit services revenues of $0.9 million, or 2.9%, and wealth management services revenues of $0.7 million, or 7.1%.

Noninterest expenses of $125.3 million for the first quarter reflected an increase of $7.2 million, or 6.1%, from the first quarter of 2024. The increase in noninterest expenses for the quarter was mainly driven by higher salaries and employee benefits, data processing and communications and occupancy and equipment expenses, including costs associated with multiple small financial services acquisitions and the recent and pending opening of 17 de novo branches.

Income tax expense in the first quarter of 2025 increased $2.5 million compared to the prior year first quarter as pre-tax income increased $11.3 million and the effective tax rate, excluding the impact of tax benefits related to stock-based compensation activity and amortization of income tax credit investments, increased to 23.1% from 22.0% due to a higher projection for full-year pre-tax income and a decrease in the proportion of nontaxable interest income to total interest income.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000’s omitted, except per share data)	2025	2024
Net interest income	$120,212	$106,990
Provision for credit losses	6,690	6,148
Noninterest revenues	76,036	70,285
Noninterest expenses	125,290	118,084
Income before income taxes	64,268	53,043
Income taxes	14,654	12,171
Net income	$49,614	$40,872

Diluted weighted average common shares outstanding	53,130	53,467
Diluted earnings per share	$0.93	$0.76

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

Net interest income totaled $120.2 million for the first quarter of 2025 compared to $107.0 million for the first quarter of 2024. As shown in Table 2, fully tax-equivalent net interest income, a non-GAAP measure, for the first quarter was $121.1 million, a $13.1 million, or 12.1%, increase from the same period last year. The increase resulted from a $586.7 million increase in average interest-earnings asset balances, a 27 basis point increase in the yield on average interest-earning assets and a two basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $563.2 million increase in average interest-bearing liability balances. As reflected in Table 3, the favorable impacts of the volume increase in average interest-earning asset balances of $6.3 million, the increase in the yield on average interest-earning assets of $8.5 million and the decrease in the rate paid on average interest-bearing liabilities of $0.7 million were partially offset by the unfavorable net interest income impact of the volume increase in average interest-bearing liability balances of $2.4 million. The net interest margin of 3.21% and fully tax-equivalent net interest margin of 3.24%, a non-GAAP measure, for the first quarter of 2025, both increased 26 basis points from the first quarter of 2024, driven by higher yields on interest-earning assets and a higher proportion of those assets being comprised of loan balances due to organic loan growth.

The higher yield on average interest-earning assets for the quarter was the result of an increase in the yield on average loans, partially offset by a decrease in the yield on average investments including cash equivalents. The yield on average loans for the first quarter increased by 33 basis points compared to the first quarter of 2024, reflective of an increase in the proportion of higher rate new loan originations and the increase of certain variable and adjustable-rate loan yields. The first quarter of 2025 yield on average investments, including cash equivalents, decreased one basis point compared to the prior year, due to a decrease in the yield on cash equivalents, partially offset by the net effect of the sales and maturities of lower-yielding available-for-sale investment securities and the purchases of certain higher-yielding government agency mortgage-backed securities between the periods. The current quarter’s yield on average investments, excluding cash equivalents, increased 10 basis points due to the aforementioned investment securities sales, maturities and purchases.

The average book balance of investments in the first quarter, including cash equivalents, decreased $27.6 million, or 0.6%, as compared to the corresponding prior year period due to a $99.7 million decrease in average cash equivalents, partially offset by a $72.0 million, or 1.6%, increase in average investment balances, reflective of purchases of investment securities between the periods. Investment purchases outpaced sales, maturities, calls and principal payments during the first quarter of 2025, driven by $45.3 million of government agency mortgage-backed securities purchases classified as held-to-maturity. Average loan balances were $614.3 million, or 6.3%, greater than the prior year’s first quarter balances with increases in all five major loan portfolios due to solid organic growth.

The first quarter of 2025 rate on average interest-bearing liabilities decreased two basis points compared to the prior year first quarter, reflective of an 18 basis point decrease in the rate paid on average borrowings, partially offset by a three basis point increase in the rate paid on average interest-bearing deposits. The increase in the rate paid on average interest-bearing deposits was reflective of market-related rate changes and a shift in deposit mix as customers responded to changes in market interest rates by moving funds into higher yielding account types between the periods. The decrease in the rate paid on average borrowings was primarily the result of lower market interest rates between the periods and types of borrowings utilized by the Company, including Bank Term Funding Program borrowings that were executed and subsequently repaid in the first quarter of 2024.

Average interest-bearing deposits increased $589.6 million between the first quarter of 2024 and the first quarter of 2025, with increases in all interest-bearing deposit account types, driven primarily by inflows from governmental customers. The Company continues to be proactive in managing customer relationships with depositors, particularly larger consumer, commercial and governmental customers. The average borrowing balance, including borrowings at the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (collectively referred to as “FHLB”), the Federal Reserve Bank of New York (“Federal Reserve” or “FRB”), securities sold under agreement to repurchase (customer repurchase agreements) and finance lease liabilities, decreased $26.4 million compared to the prior year quarter due to a $217.6 million decrease in average Federal Reserve Bank Term Funding Program borrowings and a $39.8 million decrease in average customer repurchase agreements, partially offset by a $194.7 million increase in average term FHLB borrowings, a $27.7 million increase in average overnight borrowings and an $8.6 million increase in average finance lease liabilities. The Company was not in an overnight borrowing position at March 31, 2025.

Table 2 below sets forth information related to average interest-earning assets and average interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent (“FTE”) basis using a marginal income tax rate of 25.1% in 2025 and 24.4% in 2024. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan swap, prepayment, late and other fees and the accretion of acquired loan marks. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$130,649	$1,387	4.30%	$230,299	$3,084	5.39%
Taxable investment securities (1)	4,211,921	20,583	1.98%	4,071,256	18,818	1.86%
Nontaxable investment securities (1)	419,746	3,460	3.34%	488,381	4,065	3.35%
Loans (net of unearned discount) (2)	10,402,985	143,111	5.58%	9,788,707	127,706	5.25%
Total interest-earning assets	15,165,301	168,541	4.51%	14,578,643	153,673	4.24%
Noninterest-earning assets	1,274,056			1,218,224
Total assets	$16,439,357			$15,796,867

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$7,899,568	20,261	1.04%	$7,594,083	19,846	1.05%
Time deposits	2,152,113	19,024	3.59%	1,868,000	16,939	3.65%
Customer repurchase agreements	250,142	860	1.39%	290,006	1,253	1.74%
Overnight borrowings	57,192	647	4.58%	29,489	412	5.62%
FHLB and other borrowings	602,838	6,643	4.47%	399,511	4,576	4.61%
Federal Reserve short-term borrowings	0	0	0.00%	217,582	2,643	4.88%
Total interest-bearing liabilities	10,961,853	47,435	1.75%	10,398,671	45,669	1.77%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,519,962			3,570,902
Other liabilities	173,896			146,083
Shareholders' equity	1,783,646			1,681,211
Total liabilities and shareholders' equity	$16,439,357			$15,796,867

Net interest earnings		$121,106			$108,004

Net interest spread			2.73%			2.44%
Net interest spread (FTE) (non-GAAP)			2.76%			2.47%
Net interest margin on interest-earning assets			3.21%			2.95%
Net interest margin on interest-earning assets (FTE) (non-GAAP)			3.24%			2.98%

Fully tax-equivalent adjustment(3)		$894			$1,014
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been fully taxable. The adjustment enhances the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (FTE basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended March 31, 2025
	versus March 31, 2024
	Increase (Decrease) Due to Change in (1)
(000’s omitted)	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$(1,146)	$(551)	$(1,697)
Taxable investment securities	664	1,101	1,765
Nontaxable investment securities	(566)	(39)	(605)
Loans (net of unearned discount)	8,247	7,158	15,405
Total interest-earning assets (2)	6,327	8,541	14,868

Interest paid on:
Interest checking, savings and money market deposits	788	(373)	415
Time deposits	2,520	(435)	2,085
Customer repurchase agreements	(158)	(235)	(393)
Overnight borrowings	326	(91)	235
FHLB and other borrowings	2,247	(180)	2,067
Federal Reserve short-term borrowings	(2,643)	0	(2,643)
Total interest-bearing liabilities (2)	2,445	(679)	1,766

Net interest earnings (2)	$4,461	$8,641	$13,102
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial, benefit plan administration and recordkeeping services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the Nottingham Trust division within CBNA), broker-dealer and investment advisory products and services (performed by Nottingham Investment Services, Inc. (“NISI”) and Nottingham Wealth Partners, Inc.) and asset management services (performed by Nottingham Advisors, Inc.), collectively referred to as Nottingham Financial Group; and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company has other transactions that impact noninterest revenues, including realized and unrealized gains or losses on investment securities.

Table 4: Noninterest Revenues

	Three Months Ended
	March 31,
(000’s omitted)	2025	2024
Employee benefit services	$32,622	$31,698
Insurance services	14,201	11,109
Wealth management services	9,862	9,210
Deposit service charges and fees	7,844	7,573
Debit interchange and ATM fees	6,462	6,678
Mortgage banking	998	345
Other banking revenues	3,802	3,656
Subtotal	75,791	70,269
Unrealized gain on equity securities	245	16
Total noninterest revenues	$76,036	$70,285

Noninterest revenues/total revenues	38.7%	39.6%
Operating noninterest revenues/operating revenues (FTE basis) (non-GAAP) (1)	38.5%	39.4%
(1)	Operating noninterest revenues, a non-GAAP measure, excludes unrealized gain on equity securities from total noninterest revenues. Operating revenues, a non-GAAP measure, is defined as net interest income on a FTE basis plus noninterest revenues, excluding unrealized gain on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues were $76.0 million in the first quarter of 2025. This represents an increase of $5.7 million for the quarter in comparison to the same 2024 timeframe, with increases across all four banking and financial services noninterest revenue sources. Operating noninterest revenues, a non-GAAP measure that excludes unrealized gain on equity securities from total noninterest revenues, were $75.8 million in the first quarter, an increase of $5.5 million, or 7.9%, from the same quarter last year. The increase in operating noninterest revenues, a non-GAAP measure, was driven by increases in insurance services revenues, employee benefit services revenues, banking noninterest revenues and wealth management services revenues.

Employee benefit services revenues increased $0.9 million, or 2.9%, as compared to the prior year first quarter, driven by new business and increases in total participants under administration, along with growth in asset-based fee revenues resulting from market appreciation. Insurance services revenues increased $3.1 million, or 27.8%, for the first quarter of 2025 as compared to the first quarter of 2024, reflective of higher contingent commission revenues and acquired growth in commission revenues. Wealth management services revenues increased $0.7 million, or 7.1%, as compared to the prior year first quarter as favorable investment market conditions drove an increase in assets under management between the periods.

Banking noninterest revenues of $19.1 million for the first quarter of 2025 increased $0.9 million, or 4.7% as compared to the corresponding prior year period. The increase from the prior year’s first quarter was due to an increase in mortgage banking revenues of $0.6 million as sales of secondary market eligible residential mortgage loans rose in the current year and changes in market interest rates drove a higher gain on mortgage servicing rights and derivatives on loans held for sale, an increase of $0.2 million in commercial swap fees, and a $0.1 million increase in other banking revenues.

The ratio of noninterest revenues to total revenues was 38.7% for the first quarter of 2025 compared to 39.6% for the prior year’s first quarter. The decrease was the result of the increase in net interest income outpacing the increase in noninterest revenues as compared to the prior year’s first quarter.

The ratio of operating noninterest revenues to operating revenues (FTE), a non-GAAP measure as defined in the table above, was 38.5% for the quarter ended March 31, 2025 versus 39.4% for the equivalent period of 2024. The decrease was driven by a 12.1% increase in fully tax-equivalent net interest income, a non-GAAP measure, while operating noninterest revenues, a non-GAAP measure, increased 7.9%.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended
	March 31,
(000’s omitted)	2025	2024
Salaries and employee benefits	$76,442	$73,063
Data processing and communications	16,122	14,348
Occupancy and equipment	12,698	11,362
Business development and marketing	3,130	3,045
Legal and professional fees	4,849	4,341
Amortization of intangible assets	3,482	3,576
Litigation accrual	(50)	119
Acquisition expenses	1	35
Other	8,616	8,195
Total noninterest expenses	$125,290	$118,084

Noninterest expenses/average assets	3.09%	3.01%
Operating noninterest expenses(1)/average assets (non-GAAP)	3.01%	2.91%
Efficiency ratio (GAAP)	63.8%	66.6%
Operating efficiency ratio (non-GAAP)(2)	61.9%	64.1%
(1)	Operating expenses, a non-GAAP measure, is calculated as total noninterest expenses less acquisition expenses, litigation accrual and amortization of intangibles. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Operating efficiency ratio, a non-GAAP measure, is calculated as operating noninterest expenses as defined in footnote (1) above divided by net interest income on a FTE basis plus noninterest revenues excluding unrealized gain on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $125.3 million for the first quarter of 2025, representing an increase of $7.2 million, or 6.1%, from the prior year’s first quarter. The increase in noninterest expenses was attributable to a $3.4 million, or 4.6%, increase in salaries and employee benefits, a $1.8 million, or 12.4%, increase in data processing and communications expenses, a $1.3 million, or 11.8%, increase in occupancy and equipment expenses, a $0.5 million, or 11.7%, increase in legal and professional fees, a $0.2 million, or 2.6%, increase in other expenses and a $0.1 million, or 2.8%, increase in business development and marketing. The increases in these noninterest expenses were partially offset by a $0.1 million, or 2.6%, decrease in the amortization of intangible assets. Operating noninterest expenses, a non-GAAP measure, increased $7.5 million, or 6.6%, between the comparable quarters.

The increase in salaries and benefits expense was driven by merit and market-related increases in employee wages and incentive compensation. Data processing increases were reflective of the Company’s continued investment in key technologies, including artificial intelligence applications and customer payment fraud and cybersecurity risk management software. Increases in occupancy and equipment expenses were primarily due to higher property maintenance costs along with incremental expenses associated with the Bank’s de novo branches opened between the periods.

The Company’s GAAP efficiency ratio was 63.8% for the first quarter of 2025, 2.8 percentage points favorable to the comparable quarter of 2024. This resulted from total revenues increasing 10.7%, due to increases in both net interest income and noninterest revenues, while total noninterest expenses increased 6.1% due to the factors noted above. Annualized current quarter noninterest expenses as a percentage of average assets increased eight basis point over the first quarter of the prior year as noninterest expenses increased 6.1% due to the factors noted above and average assets increased 4.1% primarily due to the aforementioned organic loan growth.

The Company’s operating efficiency ratio, a non-GAAP measure as defined in the table above, was 61.9% for the first quarter of 2025, 2.2 percentage points favorable to the comparable quarter of 2024. This resulted from operating revenues (FTE), a non-GAAP measure as described above, increasing by 10.4% while operating noninterest expenses, a non-GAAP measure as described above, increased a lesser 6.6%. Current year operating noninterest expenses, a non-GAAP measure as described above, as a percentage of average assets were 10 basis points higher than the prior year. First quarter operating noninterest expenses, a non-GAAP measure as defined above, increased 6.6% year-over-year, while average assets increased 4.1% primarily due to the aforementioned organic loan growth.

Income Taxes

The first quarter 2025 effective income tax rate was 22.8%, compared to 22.9% for the first quarter of 2024. The Company recorded $0.5 million of tax benefit associated with stock-based compensation and $0.3 million of tax expense associated with the amortization of income tax credit investments in the first quarter of 2025 compared with $0.2 million tax expense associated with stock-based compensation and $0.3 million of tax expense associated with the amortization of income tax credit investments in the first quarter of 2024. Total income tax expense was $14.7 million and $12.2 million for the first quarter of 2025 and first quarter of 2024, respectively. The effective tax rates, excluding the stock-based compensation tax benefits and amortization of income tax credit investments, were 23.1% for the first quarter of 2025 and 22.0% for the first quarter of 2024, an increase of 1.1 percentage points. This increase was primarily due to a higher full-year 2025 pre-tax income projection as compared to the prior year, and a decrease in the proportion of nontaxable interest income to total interest income.

Investments

The carrying value of investment securities (including unrealized gains and losses on available-for-sale securities) was $4.30 billion at the end of the first quarter, an increase of $83.0 million, or 2.0%, from December 31, 2024 and $149.2 million, or 3.6%, higher than March 31, 2024. The book value (excluding unrealized gains and losses) of investment securities increased $31.4 million from December 31, 2024 and increased $79.5 million from March 31, 2024, driven by government agency mortgage-backed securities purchases. During the first quarter of 2025, the Company purchased $44.8 million of government agency mortgage-backed securities with an average yield of 5.35%, which the Company classified as held-to-maturity. These additions were offset by $16.2 million from investment maturities, calls, and principal payments during the first three months of 2025. Additionally, there was $9.5 million of net accretion on investment securities during the first quarter of 2025. The effective duration of the investment securities portfolio was 6.0 years at the end of the first quarter of 2025, as compared to 6.2 years at the end of 2024 and 6.8 years at the end of the first quarter of 2024.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At March 31, 2025, the investment portfolio (excluding held-to-maturity investment securities) had a $353.0 million net unrealized loss, a $51.6 million decrease from the $404.6 million net unrealized loss at December 31, 2024 and a $69.7 million decrease from the $422.7 million net unrealized loss at March 31, 2024. This increase is reflective of movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases, sales and maturities that occurred during the past 12 months.

The following table sets forth the carrying value for the Company’s investment securities portfolio:

Table 6: Investment Securities

	March 31,	December 31,	March 31,
(000’s omitted)	2025	2024	2024
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,134,917	$2,083,786	$2,055,517
Obligations of state and political subdivisions	378,486	386,495	460,149
Government agency mortgage-backed securities	299,791	301,224	332,479
Corporate debt securities	7,771	7,697	7,440
Government agency collateralized mortgage obligations	5,950	6,512	8,279
Total available-for-sale portfolio	2,826,915	2,785,714	2,863,864

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	1,146,066	1,138,743	1,116,458
Government agency mortgage-backed securities	247,771	206,412	101,014
Total held-to-maturity portfolio	1,393,837	1,345,155	1,217,472

Equity and Other Securities:
Equity securities with readily determinable fair value	2,599	2,354	388
Federal Home Loan Bank common stock	38,909	45,408	29,866
Federal Reserve Bank common stock	33,331	33,442	33,568
Equity securities without readily determinable fair value	5,752	6,313	6,956
Total equity and other securities	80,591	87,517	70,778

Total investments	$4,301,343	$4,218,386	$4,152,114

Loans

Loans ended the first quarter at $10.42 billion, $11.2 million, or 0.1%, lower than December 31, 2024 and $537.6 million, or 5.4%, higher than March 31, 2024.

Mortgages on commercial property combined with general-purpose business lending to commercial, industrial, non-profit and governmental customers and vehicle dealer floor plan financing is characterized as the Company’s business lending activity. The business lending portfolio increased $319.8 million, or 7.6%, from March 31, 2024, and $34.8 million, or 0.8%, from December 31, 2024, driven by net organic growth over both periods. As compared to December 31, 2024, multifamily increased $77.7 million, or 10.7% and business non-real estate loans, including commercial and industrial lending, increased $37.6 million, or 3.3%, while non-owner occupied commercial real estate decreased $74.2 million, or 4.2%, and owner-occupied commercial real estate decreased $6.3 million, or 0.7%. The change from December 31, 2024 includes $68.1 million of construction loans that were reclassified from non-owner occupied to multifamily during the first quarter of 2025. While certain macroeconomic concerns persist related to non-owner occupied and multifamily commercial real estate, the Company’s exposure to these portfolios is diverse both geographically and by industry type, and remains relatively low at 15% of total assets, 24% of total loans and 191% of total bank-level regulatory capital. Commercial real estate (“CRE”) lending represents 74.0% of the total business lending portfolio at March 31, 2025 while other commercial and industrial lending represents the remaining 26.0% of total business lending. The Company’s largest non-owner occupied commercial real estate lending concentration by property type is multifamily at 17.7% of total business lending, followed by office and lodging, at 8.5% and 7.2%, respectively. The Company’s largest owner-occupied lending concentration by industry is retail trade at 6.2% of total business lending, followed by arts, entertainment and recreation at 1.9% and health care and social assistance at 1.8%. These levels demonstrate the Company’s diversity in the lending portfolio, as there are no significant industry or geographic concentrations, no metropolitan statistical area (“MSA”) accounting for more than 14% of the CRE portfolio and a very low level of commercial real estate lending being conducted in major metropolitan areas. See Table 7 below for concentrations of CRE lending by borrower type and Table 8 below for concentrations of CRE by property location.

The business loan balance increases are reflective of continued high demand for multi-family housing, expansion of internal resources and proactive business development and pricing in the Company’s market areas, as well as the Company’s strong liquidity profile relative to competitors that creates opportunities to gain market share. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong credit quality and producing profitable margins. The Company intends the composition of its growth in its business lending portfolio over the remainder of 2025 to be proportionally higher for business non-real estate lending than commercial real estate lending compared to what was experienced by the Company over the past several years, with the intent of keeping CRE loans’ share of the total business portfolio relatively constant. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category. To assist business lending customers in managing their interest rate risk, the Company enters into interest rate swaps which have associated interest rate and credit risk; for additional detail on the Company’s use of interest rate swaps, see Note K beginning on page 30 of this Form 10-Q.

The following table presents the concentration by borrower type of the Company’s CRE loan balances as of March 31, 2025 and December 31, 2024:

Table 7: Concentrations of CRE Lending by Borrower Type

	March 31, 2025		December 31, 2024
(000’s omitted, except percentages)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Multifamily and non-owner occupied CRE by property type:
Multifamily	$801,785	23.9%	$724,114	21.5%
Office	386,873	11.5%	368,387	11.0%
Lodging	327,893	9.8%	336,221	10.0%
Commercial Construction	323,639	9.6%	395,482	11.7%
Retail	257,302	7.7%	256,351	7.6%
Other Lessors of CRE	190,988	5.6%	200,215	6.0%
Warehouse/Industrial	146,937	4.4%	149,722	4.5%
Nursing/Assisted Living	56,144	1.7%	56,159	1.7%
Residential Construction	3,364	0.1%	4,278	0.1%
All Other	7,773	0.2%	8,284	0.2%
Total multifamily and non-owner occupied CRE	2,502,698	74.5%	2,499,213	74.3%

Owner-occupied CRE by industry:
Retail Trade	281,845	8.4%	293,208	8.7%
Arts, Entertainment and Recreation	87,305	2.6%	87,709	2.6%
Health Care and Social Assistance	83,567	2.5%	85,151	2.5%
Other Services	82,913	2.5%	81,688	2.4%
Real Estate Rental and Leasing	81,078	2.4%	81,802	2.4%
Agriculture and Forestry	51,032	1.5%	51,602	1.5%
Manufacturing	47,453	1.4%	49,558	1.5%
Accommodation and Food Services	42,014	1.2%	39,385	1.2%
Wholesale Trade	24,810	0.7%	25,312	0.8%
Construction	14,138	0.4%	16,791	0.5%
Transportation and Warehousing	11,088	0.3%	11,547	0.3%
Professional, Scientific and Technical Services	9,646	0.3%	7,603	0.2%
Educational Services	4,546	0.1%	4,618	0.1%
All Other	37,086	1.2%	28,809	1.0%
Total owner occupied CRE	858,521	25.5%	864,783	25.7%

Total CRE	$3,361,219	100.0%	$3,363,996	100.0%

The following table presents the geographic concentrations of the Company’s CRE loan balances by property location (MSA) as of March 31, 2025 and December 31, 2024:

Table 8: Concentrations of CRE by Property Location

March 31, 2025	Multifamily CRE		Owner occupied CRE		Non-owner occupied CRE		Total CRE
		Percentage		Percentage		Percentage		Percentage
	Amortized	of Total	Amortized	of Total	Amortized	of Total	Amortized	of Total
(000’s omitted, except percentages)	Cost	CRE	Cost	CRE	Cost	CRE	Cost	CRE
MSA:
Albany-Schenectady-Troy, NY	$109,336	3.3%	$107,939	3.2%	$242,886	7.2%	$460,161	13.7%
Burlington-South Burlington, VT	183,500	5.5%	37,261	1.1%	148,681	4.4%	369,442	11.0%
Rochester, NY	33,665	1.0%	103,440	3.1%	140,650	4.2%	277,755	8.3%
Buffalo-Cheektowaga, NY	38,741	1.2%	58,730	1.7%	159,376	4.7%	256,847	7.6%
Syracuse, NY	12,185	0.4%	72,070	2.1%	144,927	4.3%	229,182	6.8%
Scranton Wilkes-Barre, PA	62,271	1.9%	58,185	1.7%	100,945	3.0%	221,401	6.6%
Utica-Rome, NY	49,517	1.5%	35,823	1.1%	56,987	1.7%	142,327	4.3%
Glens Falls, NY	43,833	1.3%	3,699	0.1%	20,831	0.6%	68,363	2.0%
Ithaca, NY	30,816	0.9%	11,969	0.4%	23,096	0.7%	65,881	2.0%
All Other MSA - NY(1)(2)	42,985	1.3%	52,526	1.6%	89,551	2.7%	185,062	5.6%
All Other MSA - PA(1)(2)	17,029	0.5%	62,240	1.9%	107,486	3.2%	186,755	5.6%
All Other MSA(1)	83,362	2.5%	42,620	1.3%	225,166	6.7%	351,148	10.5%

Non-MSAs:
NY	52,439	1.6%	162,573	4.8%	190,289	5.7%	405,301	12.1%
All Other Non-MSA	42,106	1.0%	49,446	1.4%	50,042	1.5%	141,594	3.9%

Total	$801,785	23.9%	$858,521	25.5%	$1,700,913	50.6%	$3,361,219	100.0%

December 31, 2024	Multifamily CRE		Owner occupied CRE		Non-owner occupied CRE		Total CRE
		Percentage		Percentage		Percentage		Percentage
	Amortized	of Total	Amortized	of Total	Amortized	of Total	Amortized	of Total
(000’s omitted, except percentages)	Cost	CRE	Cost	CRE	Cost	CRE	Cost	CRE
MSA:
Albany-Schenectady-Troy, NY	$104,274	3.1%	$104,162	3.1%	$250,019	7.4%	$458,455	13.6%
Burlington-South Burlington, VT	172,602	5.1%	38,500	1.1%	153,102	4.6%	364,204	10.8%
Rochester, NY	30,391	0.9%	101,207	3.0%	144,261	4.3%	275,859	8.2%
Buffalo-Cheektowaga, NY	37,587	1.1%	59,919	1.8%	172,484	5.1%	269,990	8.0%
Syracuse, NY	12,372	0.4%	71,519	2.1%	145,796	4.3%	229,687	6.8%
Scranton Wilkes-Barre, PA	61,857	1.8%	60,603	1.8%	101,573	3.0%	224,033	6.6%
Utica-Rome, NY	39,294	1.2%	35,885	1.1%	63,696	1.9%	138,875	4.2%
Ithaca, NY	30,966	0.9%	12,132	0.4%	23,481	0.7%	66,579	2.0%
All Other MSA - NY(1)(2)	87,605	2.6%	60,698	1.8%	107,881	3.2%	256,184	7.6%
All Other MSA - PA(1)(2)	17,017	0.5%	63,142	1.9%	97,908	2.9%	178,067	5.3%
All Other MSA(1)	50,505	1.5%	43,928	1.3%	249,527	7.4%	343,960	10.2%

Non-MSAs:
NY	53,690	1.6%	161,967	4.8%	198,312	5.9%	413,969	12.3%
All Other Non-MSA	25,954	0.8%	51,121	1.5%	67,059	2.1%	144,134	4.4%
Total	$724,114	21.5%	$864,783	25.7%	$1,775,099	52.8%	$3,363,996	100.0%
(1)	The MSAs within these captions are individually less than 2% of total CRE exposure.
(2)	The MSAs within these captions include certain counties in adjacent states with a high degree of economic and social integration with the respective core city in New York or Pennsylvania.

Consumer mortgages increased $186.7 million, or 5.6%, from one year ago and increased $14.4 million, or 0.4%, from December 31, 2024, with the increases over both periods representing net organic growth and included the impact of certain secondary market sales of organic production. The Company sold $17.6 million and $75.2 million of consumer mortgage production during the first quarter of 2025 and over the last twelve months, respectively. Over the past year, the Company produced net organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, recruitment of additional mortgage loan originators and proactive business development efforts, while also benefitting from the comparatively stable housing market conditions in the Company’s primary markets relative to the national environment. Home equity loans increased $35.2 million, or 7.9%, from one year ago and increased $3.8 million, or 0.8%, from December 31, 2024, in part a result of lower levels of payoffs and paydowns related to consumer mortgage refinancing in the higher interest rate environment.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine and recreational vehicle dealerships (referred to as “consumer indirect”), decreased $4.0 million, or 0.2%, from one year ago, and decreased $64.2 million, or 3.3%, from December 31, 2024. The decrease was primarily due to a weather-related reduction in vehicle sales volume in the Company’s footprint. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer installment loans have historically provided attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as of the end of the periods indicated, as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to change when the risk factors of each component part change. The allocation is not indicative of the specific amount of future net charge-offs that is expected to be incurred in each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 9, total allowance for credit losses at the end of the first quarter was $82.8 million, an increase of $12.7 million, or 18.2%, from one year earlier and up $3.7 million, or 4.7%, from the end of 2024.

Table 9: Allowance for Credit Losses by Loan Type

	March 31, 2025		December 31, 2024		March 31, 2024
		Percent of		Percent of		Percent of
	Allowance	Total	Allowance	Total	Allowance	Total
	for Credit	Loan	for Credit	Loan	for Credit	Loan
(000’s omitted except for percentages)	Losses	Balances	Losses	Balances	Losses	Balances
Business lending	$42,988	43.6%	$37,201	43.2%	$29,371	42.7%
Consumer mortgage	13,679	33.6%	15,017	33.5%	14,490	33.5%
Consumer indirect	19,746	16.4%	20,895	16.9%	20,294	17.4%
Consumer direct	4,033	1.8%	3,453	1.8%	3,355	1.9%
Home equity	1,394	4.6%	1,548	4.6%	1,581	4.5%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total	$82,840	100.0%	$79,114	100.0%	$70,091	100.0%

As demonstrated in Table 9, the consumer direct and indirect installment loan portfolios carry higher credit risk than the business lending, consumer mortgage and home equity portfolios and therefore the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential inherent losses in the specific portfolios that are not captured due to model imprecision. The unallocated allowance of $1.0 million at March 31, 2025 was consistent with December 31, 2024 and March 31, 2024.

Allowance for credit losses, nonaccrual loans and loan net charge-off ratios are as follows:

Table 10: Loan Ratios

	March 31,	December 31,	March 31,
	2025	2024	2024
Allowance for credit losses/total loans	0.79%	0.76%	0.71%
Allowance for credit losses/nonperforming loans	110%	108%	142%
Nonaccrual loans/total loans	0.66%	0.64%	0.45%
Allowance for credit losses/nonaccrual loans	120%	119%	156%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	0.06%	0.13%	0.02%
Consumer mortgage	0.00%	0.00%	0.01%
Consumer indirect	0.53%	0.31%	0.44%
Consumer direct	0.70%	0.68%	1.43%
Home equity	0.01%	0.03%	0.02%
Total loans	0.13%	0.12%	0.12%

The net charge-offs during the first quarter of 2025 were $3.2 million, $0.4 million higher than the first quarter of 2024, with business lending and consumer indirect experiencing higher net charge-off levels while consumer mortgage, consumer direct and home equity were lower than the prior year. The total net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter of 2025 was 0.13%, one basis point higher than both the level during the first quarter of 2024 and the fourth quarter of 2024. Net charge-off levels for the first quarter of 2025 were below the Company’s average for the trailing eight quarters for all portfolios except for consumer indirect. While there is additional economic uncertainty in the first quarter of 2025, the Company generally continues to experience low and stable levels of losses as compared to the Company’s 10-year historical averages.

Other real estate owned (“OREO”) at March 31, 2025 was $2.7 million as compared to $1.7 million at March 31, 2024 and $2.8 million at December 31, 2024. At March 31, 2025, OREO consisted of 46 residential properties with a total value of $2.7 million and no commercial properties. This compares to 44 residential properties with a total value of $2.8 million and no commercial properties at December 31, 2024, and 23 residential properties with a total value of $1.3 million and two commercial properties with a total value of $0.4 million at March 31, 2024. The increase in OREO over the last twelve months was primarily driven by the Company working through a backlog of residential foreclosures that arose due to pandemic-related moratoriums that have since been lifted.

Approximately 55% of the nonperforming loans at March 31, 2025 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry and property type. Of the nonperforming loans in the business lending portfolio, multifamily represents 30% of the balance, non - owner occupied commercial real estate represents 29% of the balance, other commercial and industrial loans represents 24% of the balance and owner - occupied commercial real estate represents 17% of the balance. The level of nonperforming business loans increased from the prior year primarily due to changes in the financial conditions and loan repayment performance of three business lending relationships that were individually assessed for a specific allocation of the allowance for credit losses.

Approximately 41% of nonperforming loans at March 31, 2025 were comprised of consumer mortgages. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. Although high levels of inflation has had some adverse impact on consumers, the unemployment rate remains low and this has contributed to the credit performance in the consumer mortgage loan portfolio remaining favorable. The remaining 4% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. Consumer installment loans generally have very low non-performing levels because they are usually charged off prior to becoming 90 or more days delinquent or reaching non-accrual status. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 110% at the end of the first quarter, as compared to 108% at year-end 2024 and 142% at March 31, 2024. The decrease in this ratio between the annual quarterly periods was due to nonperforming loans increasing proportionally more than the allowance for credit losses, primarily driven by the aforementioned increase in nonperforming business loans.

Despite the recent slight declines in certain asset quality metrics, including net charge-offs and delinquent and nonperforming loans, these levels remain relatively low compared to the banking industry, reflecting the Company’s robust risk management practices and credit quality standards.

The Company’s senior management, special asset officers and business lending management review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted. Based on this analysis, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan. This plan could include foreclosure, restructuring loans, issuing demand letters or other actions. The Company’s larger criticized credits (greater than $2.0 million exposure) are also reviewed on a quarterly basis by senior management, senior credit administration management, special assets officers and business lending management to monitor their status and discuss relationship management plans. Business lending management reviews the criticized business loan portfolio on a monthly basis.

Delinquent loans (defined as loans 30 days or more past due or in nonaccrual status) as a percent of total loans was 1.29% at the end of the first quarter of 2025, five basis points above the year-end 2024 ratio of 1.24% and 36 basis points above the March 31, 2024 ratio of 0.93%. The business lending delinquency ratio at the end of the first quarter was 27 basis points above the level at December 31, 2024 and 80 basis points above the level at March 31, 2024. The delinquency rates for the consumer mortgage, consumer indirect and consumer direct portfolios all increased as compared to the levels at March 31, 2024 while the home equity delinquency rate decreased. The consumer direct, consumer indirect, and consumer mortgage delinquency rates were lower than the rate at December 31, 2024 while home equity was consistent.

The Company recorded a $6.7 million provision for credit losses in the first quarter of 2025. The first quarter provision for credit losses was $0.6 million higher than the equivalent prior year period’s provision for credit losses of $6.1 million. The allowance for credit losses of $82.8 million as of March 31, 2025 increased $12.7 million from the level one year ago. The current quarter provision for credit losses is reflective of the Company increasing its qualitative assessment for economic uncertainty as well as an increase in the specific reserve on one non-owner occupied CRE loan relationship placed on nonaccrual status during the fourth quarter of 2023. The allowance for credit losses to total loans ratio was 0.79% at March 31, 2025, eight basis points higher than the level at March 31, 2024 and three basis points higher than the level at December 31, 2024. Refer to Note E: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of March 31, 2025, the net purchase discount related to the $860.5 million of remaining non-Purchased Credit Deteriorated (“PCD”) loan balances acquired through prior period acquisition transactions was approximately $16.8 million, or 2.0% of that portfolio.

Deposits

As shown in Table 11, average deposits of $13.57 billion in the first quarter were $538.7 million, or 4.1%, higher than the first quarter of 2024. Total average deposit balances increased $96.4 million, or 0.7%, from the fourth quarter of last year, while on an ending basis, total deposits increased $450.3 million, or 3.4%, from December 31, 2024. The mix of average deposit balances changed as the weighting of non-maturity deposits (noninterest checking, interest checking, savings and money markets) to total deposits has decreased from the prior year levels. Average noninterest checking deposits as a percentage of average total deposits was 25.9% in the first quarter compared to 27.4% in the first quarter of 2024 and 26.7% in the fourth quarter of last year. Average non-maturity deposits represented 84.1% of the Company’s average deposit funding base in the first quarter of 2025, while time deposits represented 15.9% of total average deposits. In comparison, time deposits represented 14.3% of total average deposits during the first quarter of 2024 and 16.2% of total average deposits during the fourth quarter of last year due in part to customers responding to changes in market interest rates by moving funds into and out of higher yielding time deposit accounts. The quarterly average cost of deposits was 1.17% for the first quarter of 2025, compared to 1.14% in the first quarter of 2024, reflective of a decline in the proportion of noninterest and low-rate deposit balances. The Company continues to focus on expanding its deposit relationship base through its competitive product offerings, high quality customer service and market expansion initiatives.

The Company’s deposit base is well diversified across customer segments, which as of March 31, 2025 is comprised of approximately 58% consumer, 25% business and 17% governmental, and broadly dispersed with an average consumer deposit account balance of approximately $12,000 and average business deposit relationship of approximately $70,000, while the Company’s total average deposit account balance is under $20,000. In addition, at the end of the quarter, 64% of the Company’s total deposit balances were in checking and low-rate savings accounts and the weighted-average age of the Company’s non-maturity deposit accounts was approximately 15 years. The total estimated amount of deposits that exceeded the $250,000 insured limit provided by the FDIC, net of collateralized and intercompany deposits, was approximately $2.34 billion at March 31, 2025. This amount is determined by adjusting the amounts reported in the Bank Call Report by intercompany deposits, which are not external customers and are therefore eliminated in consolidation, and governmental deposits whose uninsured balances are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at March 31, 2025 are reported gross at $4.75 billion, which includes intercompany account balances of $284.6 million, and collateralized deposits of $2.13 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of ending total deposits at March 31, 2025. These estimates are based on the determination of known deposit account balances of each depositor and the insurance guidelines provided by the FDIC.

Average non-governmental deposits for the first quarter of 2025 decreased $24.6 million, or 0.2%, versus the fourth quarter of 2024 and increased $176.0 million, or 1.6%, versus the year-earlier period primarily driven by the higher average balances of consumer time deposits. Average governmental deposits for the first quarter increased $121.0 million, or 5.9%, from the fourth quarter of 2024 primarily due to the seasonal receipt of property tax payments and increased $362.7 million, or 20.1%, from the first quarter of 2024, reflective of competitive price offerings and expansion of its governmental deposit relationship base due to the Company’s business development efforts. Average governmental deposits as a percentage of total average deposits increased from 13.8% in the first quarter of 2024 to 16.0% in the first quarter of 2025.

Table 11: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000’s omitted)	2025	2024	2024
Noninterest checking deposits	$3,519,962	$3,603,416	$3,570,902
Interest checking deposits	2,984,420	2,903,412	2,863,287
Savings deposits	2,276,515	2,226,716	2,253,091
Money market deposits	2,638,633	2,559,531	2,477,705
Time deposits	2,152,113	2,182,140	1,868,000
Total deposits	$13,571,643	$13,475,215	$13,032,985
Nongovernmental deposits	$11,404,514	$11,429,073	$11,228,535
Governmental deposits	2,167,129	2,046,142	1,804,450
Total deposits	$13,571,643	$13,475,215	$13,032,985

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the first quarter of 2025 totaled $595.5 million. This was $141.9 million, or 19.2%, lower than borrowings at December 31, 2024 and $200.3 million above the level at the end of the first quarter of 2024. The increase from the prior year first quarter was primarily due to an increase in other FHLB borrowings of $191.8 million as the Company secured fixed rate FHLB term borrowings in the second and third quarters of 2024 to support the funding of loan growth. The decrease from the end of 2024 was primarily related to a decrease in overnight borrowings of $118.0 million and maturities of other FHLB borrowings primarily associated with the amortizing advances secured in 2023.

During January 2024, the Company secured $300.0 million in short-term borrowings through the Federal Reserve’s Bank Term Funding Program at a rate of 4.87% to fund expected net loan growth. These short-term borrowings matured during March 2024 and the Bank Term Funding Program ceased making new loans as of March 11, 2024.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized governmental and commercial funding from customers that price and operate similar to a deposit instrument. Customer repurchase agreements were $266.6 million at the end of the first quarter of 2025, $5.0 million higher than December 31, 2024 and $20.7 million lower than March 31, 2024.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity of $1.83 billion at the end of the first quarter of 2025 represents an increase of $71.2 million from the balance at December 31, 2024. The increase was primarily driven by a decrease in accumulated other comprehensive loss of $43.0 million, net income of $49.6 million and stock-based compensation of $3.0 million, partially offset by common stock dividends declared of $24.3 million. The decrease in accumulated other comprehensive loss was mainly comprised of $42.9 million of other comprehensive income related to the Company’s investment securities portfolio, including a net increase in the after-tax market value adjustment on the available-for-sale investment portfolio as medium and long-term market interest rates decreased between the periods. Over the past 12 months, total shareholders’ equity increased $177.1 million, as net income, an increase in the after-tax market value adjustment on investments, the issuance of common stock in association with the employee stock plans and adjustments to the overfunded status of the Company’s employee retirement plans more than offset common stock dividends declared and common stock repurchase activity.

The dividend payout ratio (dividends declared divided by net income) for the first quarter of 2025 was 49.0%, compared to 58.1% for the first quarter of 2024. The decrease in the dividend payout ratio was primarily driven by an increase in net income between the periods. First quarter dividends declared increased 2.3% versus one year earlier, as the Company’s quarterly dividend per share was raised from $0.45 to $0.46 in the third quarter of 2024, while total shares outstanding increased 0.1% as issuances from the Company’s employee stock plans outweighed common stock repurchases. The 2024 dividend increase marked the Company’s 32nd consecutive year of increased dividend payouts to common shareholders.

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

The Company and the Bank are required to maintain a capital conservation buffer (“CCB”), composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of March 31, 2025, December 31, 2024 and March 31, 2024. Therefore, to satisfy both the minimum risk-based capital ratios and the CCB as of those dates, the Company and the Bank must maintain:

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

As of March 31, 2025, December 31, 2024 and March 31, 2024, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. The regulatory capital ratios for the Company and Bank are presented below.

Table 12: Regulatory Ratios

	March 31, 2025		December 31, 2024		March 31, 2024
	Community		Community		Community
	Financial	Community	Financial	Community	Financial	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.29%	7.88%	9.19%	7.69%	9.01%	7.62%
Common equity Tier 1 capital ratio	14.40%	12.27%	14.23%	11.96%	14.15%	11.92%
Tier 1 risk-based capital ratio	14.40%	12.27%	14.23%	11.96%	14.15%	11.93%
Total risk-based capital ratio	15.21%	13.08%	15.01%	12.74%	14.87%	12.65%

The Company’s tier 1 leverage ratio was 9.29% at the end of the first quarter, an increase of 10 basis points from December 31, 2024 and 28 basis points above its level one year earlier. The increase in the Tier 1 leverage ratio in comparison to December 31, 2024 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income or loss items, increasing 2.0%, primarily as a result of net earnings retention, while average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, increased a lesser 0.9%, primarily due to an increase in cash equivalent balances driven by net deposit inflows. The Tier 1 leverage ratio also increased compared to the prior year’s first quarter as shareholders’ equity, excluding intangibles and other comprehensive income or loss items, increased 7.4% as the impact of net earnings retention outweighed share repurchases, while average assets, excluding intangibles and the market value adjustment, increased a lesser 4.1% primarily due to organic loan growth, investment purchases and an increase in cash equivalent balances driven by net funding inflows.

The shareholders’ equity-to-assets ratio was 10.94% at the end of the first quarter of 2025 compared to 10.76% at December 31, 2024 and 10.45% at March 31, 2024. The tangible equity-to-tangible assets ratio, a non-GAAP measure, of 6.15% increased 0.32 percentage points from December 31, 2024 and increased 0.83 percentage points versus March 31, 2024 (see Table 14 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The increase in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from one year prior was driven by a $180.4 million, or 22.6%, increase in tangible equity, a non-GAAP measure, as the decrease in accumulated other comprehensive loss related to the investment securities portfolio and net earnings retention outweighed the impact of share repurchases between the periods, while tangible assets, a non-GAAP measure, increased $908.9 million, or 6.1%, due primarily to the interest-earning asset growth described above. The increase in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from December 31, 2024 was driven by a $72.4 million, or 8.0%, increase in tangible equity, a non-GAAP measure, due mainly to a decrease in accumulated other comprehensive loss related to the investment securities portfolio and net earnings retention, while tangible assets, a non-GAAP measure, increased $379.4 million, or 2.4%, primarily due to an increase in cash equivalent balances driven by net deposit inflows.

Liquidity

Liquidity risk is a measure of the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss. The Company maintains appropriate liquidity levels in both normal operating conditions as well as stressed environments. The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position remains an important management objective. The Bank has appointed the Asset Liability Committee (“ALCO”) to manage liquidity risk using policy guidelines and limits on indicators of potential liquidity risk. The indicators are monitored using a scorecard with three risk level limits. These risk indicators measure core liquidity and funding needs, capital at risk, and change in available funding sources. The risk indicators are monitored using such metrics as the core basic surplus ratio, unencumbered securities to average assets, free loan collateral to average assets, loans to deposits, deposits to total funding and borrowings to total funding ratios.

Given the uncertain nature of the Company’s customers’ demands, as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as borrowings from the FHLB and the FRB and credit lines from correspondent banks. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary sources of funds are deposits, which totaled $13.89 billion at March 31, 2025. The primary sources of non-deposit funds are customer repurchase agreements and FHLB and FRB overnight advances and term borrowings. At March 31, 2025, there were $266.6 million of customer repurchase agreements, no overnight borrowings, and $586.9 million of FHLB term borrowings outstanding.

The Company’s primary sources of available liquidity include unrestricted cash and cash equivalents, borrowing capacity at the FHLB and FRB, as well as net unpledged investment securities that could be sold, subject to market conditions, or used to collateralize additional funding. Table 13 below details the available sources of liquidity at March 31, 2025. In addition, there was $75.0 million available in unsecured lines of credit with correspondent banks at March 31, 2025. The Company’s sources of immediately available liquidity of $5.94 billion as of March 31, 2025 represent approximately 254% of the Company’s estimated uninsured deposits (deposits in excess of FDIC limits), net of collateralized and intercompany deposits (“net estimated uninsured deposits”), estimated to be approximately $2.34 billion.

Table 13: Sources of Liquidity

	March 31,	December 31,	March 31,
(000’s omitted)	2025	2024	2024
Unrestricted cash and cash equivalents	$512,911	$191,894	$338,381
FHLB borrowing capacity	1,336,752	1,185,087	1,553,080
FRB borrowing capacity	2,689,201	2,670,278	1,135,097
Net unpledged investment securities	1,398,682	1,726,680	1,577,994
Total sources of liquidity	$5,937,546	$5,773,939	$4,604,552

Net estimated uninsured deposits	$2,339,458	$2,347,825	$2,123,794

Total sources of liquidity/net estimated uninsured deposits	254%	246%	217%

To measure intermediate risk over the next twelve months, the Company reviews a sources and uses projection. As of March 31, 2025, there is sufficient liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed for various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of March 31, 2025 indicate the Company has sufficient sources of liquidity for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of growth in interest-earning assets and interest-bearing liabilities for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system which disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors (the “Board”) and the Company’s ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis. Triggers within the plan and liquidity risk monitor are not by themselves definitive indicators of insufficient liquidity, but rather a mechanism for management to monitor conditions and possibly provide advance warning which could avert or reduce the impact of a crisis. Liquidity triggers are set based on a variety of factors, including Company history, trends, and current operating performance, industry observations, and, as warranted, changes in internal and external economic factors. Indicators include: core liquidity and funding needs such as the core basic surplus, unencumbered securities to average assets, and free FHLB and FRB loan collateral to average assets; heightened funding needs indicators such as average loans to average deposits, average governmental and nongovernmental deposits to total funding, and average borrowings to total funding; capital at risk indicators including regulatory ratios; asset quality indicators; and decrease in funds availability indicators which are a combination of internal and external factors such as increased restrictions on borrowing or downturns in the credit market. The Company has established three risk levels for these liquidity triggers that inform the response based on the severity of the circumstances. Responses vary from an assessment of possible funding deficiencies with no impact on normal business operations to immediate action required due to impending funding problems. For more information regarding the risk factor associated with the possibility of a funding crisis, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on February 28, 2025.

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) adverse developments in the banking industry related to bank failures and the potential impact of such developments on customer confidence and regulatory responses to these developments; (2) current and future economic and market conditions, including the effects of changes in housing or vehicle prices, higher unemployment rates, disruptions in the commercial real estate market, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters and conflicts, the effects of announced or future tariff increases, changes in global trade policies, and any changes in global economic growth; (3) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (4) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin including the possibility of a sudden withdrawal of the Company’s deposits due to rapid spread of information or disinformation regarding the Company’s well-being; (5) future provisions for credit losses on loans and debt securities; (6) changes in nonperforming assets; (7) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (8) risks related to credit quality; (9) inflation, interest rate, liquidity, market and monetary fluctuations; (10) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (11) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (12) changes in consumer spending, borrowing and savings habits; (13) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (14) the ability of the Company to maintain the security, including cybersecurity, of its financial, accounting, technology, data processing and other operating systems, facilities and data, including customer data; (15) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (16) failure of third parties to provide various services that are important to the Company’s operations; (17) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (18) the ability to maintain and increase market share and control expenses; (19) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities, capital requirements and other aspects of the financial services industry; (20) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (21) the outcome of pending or future litigation and government proceedings; (22) the effect of opening new branches to expand the Company’s geographic footprint, including the cost associated with opening and operating the branches and the uncertainty surrounding their success including the ability to meet expectations for future deposit and loan levels and commensurate revenues; (23) the effects of natural disasters could create economic and financial disruption; (24) the effects from changes in governmental leadership which expose the Company and its customers to a variety of political, economic, and regulatory risks, including the risk of changes in laws (including labor, trade, tax and other laws) and the potential for disruption in governmental agencies, services provided by the government, and funding of government sponsored projects; (25) other risk factors outlined in the Company’s filings with the SEC from time to time; and (26) the success of the Company at managing the risks of the foregoing.

The foregoing list of important factors is not all-inclusive. For more information about factors that could cause actual results to differ materially from the Company’s expectations, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on February 28, 2025. Any forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Reconciliation of GAAP to Non-GAAP Measures

Table 14: GAAP to Non-GAAP Reconciliations

	Three Months Ended
	March 31,
(000’s omitted, except per share data and percentages)	2025	2024
Operating pre-tax, pre-provision net revenue (non-GAAP)
Net income (GAAP)	$49,614	$40,872
Income taxes	14,654	12,171
Income before income taxes	64,268	53,043
Provision for credit losses	6,690	6,148
Pre-tax, pre-provision net revenue (non-GAAP)	70,958	59,191
Acquisition expenses	1	35
Litigation accrual	(50)	119
Unrealized gain on equity securities	(245)	(16)
Amortization of intangible assets	3,482	3,576
Operating pre-tax, pre-provision net revenue (non-GAAP)	$74,146	$62,905

Operating pre-tax, pre-provision net revenue per share (non-GAAP)
Diluted earnings per share (GAAP)	$0.93	$0.76
Income taxes	0.28	0.23
Income before income taxes	1.21	0.99
Provision for credit losses	0.12	0.12
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.33	1.11
Acquisition expenses	0.00	0.00
Litigation accrual	0.00	0.00
Unrealized gain on equity securities	0.00	0.00
Amortization of intangible assets	0.07	0.07
Operating pre-tax, pre-provision net revenue per share (non-GAAP)	$1.40	$1.18

Operating net income (non-GAAP)
Net income (GAAP)	$49,614	$40,872
Acquisition expenses	1	35
Tax effect of acquisition expenses	0	(8)
Subtotal (non-GAAP)	49,615	40,899
Litigation accrual	(50)	119
Tax effect of litigation accrual	12	(26)
Subtotal (non-GAAP)	49,577	40,992
Unrealized gain on equity securities	(245)	(16)
Tax effect of unrealized gain on equity securities	57	4
Subtotal (non-GAAP)	49,389	40,980
Amortization of intangible assets	3,482	3,576
Tax effect of amortization of intangible assets	(804)	(787)
Operating net income (non-GAAP)	$52,067	$43,769

	Three Months Ended
	March 31,
(000’s omitted, except per share data and percentages)	2025	2024
Operating diluted earnings per share (non-GAAP)
Diluted earnings per share (GAAP)	$0.93	$0.76
Acquisition expenses	0.00	0.00
Tax effect of acquisition expenses	0.00	0.00
Subtotal (non-GAAP)	0.93	0.76
Litigation accrual	0.00	0.00
Tax effect of litigation accrual	0.00	0.00
Subtotal (non-GAAP)	0.93	0.76
Unrealized gain on equity securities	0.00	0.00
Tax effect of unrealized gain on equity securities	0.00	0.00
Subtotal (non-GAAP)	0.93	0.76
Amortization of intangible assets	0.07	0.07
Tax effect of amortization of intangible assets	(0.02)	(0.01)
Operating diluted earnings per share (non-GAAP)	$0.98	$0.82

Return on assets
Net income (GAAP)	$49,614	$40,872
Average total assets	16,439,357	15,796,867
Return on assets (GAAP)	1.22%	1.04%

Operating return on assets (non-GAAP)
Operating net income (non-GAAP)	$52,067	$43,769
Average total assets	16,439,357	15,796,867
Operating return on assets (non-GAAP)	1.28%	1.11%

Return on equity
Net income (GAAP)	$49,614	$40,872
Average total equity	1,783,646	1,681,211
Return on equity (GAAP)	11.28%	9.78%

Operating return on equity (non-GAAP)
Operating net income (non-GAAP)	$52,067	$43,769
Average total equity	1,783,646	1,681,211
Operating return on equity (non-GAAP)	11.84%	10.47%

Net interest margin
Net interest income	$120,212	$106,990
Total average interest-earning assets	15,165,301	14,578,643
Net interest margin	3.21%	2.95%

Net interest margin (FTE) (non-GAAP)
Net interest income	$120,212	$106,990
Fully tax-equivalent adjustment (non-GAAP)	894	1,014
Fully tax-equivalent net interest income (non-GAAP)	121,106	108,004
Total average interest-earning assets	15,165,301	14,578,643
Net interest margin (FTE) (non-GAAP)	3.24%	2.98%

	Three Months Ended
	March 31,
(000’s omitted, except per share data and percentages)	2025	2024
Operating noninterest revenues (non-GAAP)
Noninterest revenues (GAAP)	$76,036	$70,285
Unrealized gain on equity securities	(245)	(16)
Total operating noninterest revenues (non-GAAP)	$75,791	$70,269

Operating noninterest expenses (non-GAAP)
Noninterest expenses (GAAP)	$125,290	$118,084
Acquisition expenses	(1)	(35)
Litigation accrual	50	(119)
Amortization of intangible assets	(3,482)	(3,576)
Total operating noninterest expenses (non-GAAP)	$121,857	$114,354

Operating revenues (non-GAAP)
Net interest income (GAAP)	$120,212	$106,990
Noninterest revenues (GAAP)	76,036	70,285
Total revenues (GAAP)	196,248	177,275
Unrealized gain on equity securities	(245)	(16)
Total operating revenues (non-GAAP)	$196,003	$177,259

Noninterest revenues/total revenues
Total noninterest revenues (GAAP) – numerator	$76,036	$70,285
Total revenues (GAAP) – denominator	196,248	177,275
Noninterest revenues/total revenues (GAAP)	38.7%	39.6%

Operating noninterest revenues/operating revenues (FTE) (non-GAAP)
Total operating noninterest revenues (non-GAAP) – numerator	$75,791	$70,269
Total operating revenues (non-GAAP)	196,003	177,259
Fully tax-equivalent adjustment (non-GAAP)	894	1,014
Total operating revenues (FTE) (non-GAAP) – denominator	196,897	178,273
Operating noninterest revenues/operating revenues (FTE) (non-GAAP)	38.5%	39.4%

Efficiency ratio (GAAP)
Total noninterest expenses (GAAP) – numerator	$125,290	$118,084
Total revenues (GAAP) – denominator	196,248	177,275
Efficiency ratio (GAAP)	63.8%	66.6%

Operating efficiency ratio (non-GAAP)
Total operating noninterest expenses (non-GAAP) – numerator	$121,857	$114,354
Total operating revenues (FTE) (non-GAAP) – denominator	196,897	178,273
Operating efficiency ratio (non-GAAP)	61.9%	64.1%

	Three Months Ended
	March 31,
(000’s omitted, except per share data and percentages)	2025	2024
Total tangible assets (non-GAAP)
Total assets (GAAP)	$16,764,296	$15,858,670
Goodwill and intangible assets, net	(900,332)	(904,439)
Deferred taxes on goodwill and intangible assets, net	44,644	45,433
Total tangible assets (non-GAAP)	$15,908,608	$14,999,664

Total tangible common equity (non-GAAP)
Shareholders’ equity (GAAP)	$1,834,075	$1,656,955
Goodwill and intangible assets, net	(900,332)	(904,439)
Deferred taxes on goodwill and intangible assets, net	44,644	45,433
Total tangible common equity (non-GAAP)	$978,387	$797,949

Shareholders’ equity-to-assets ratio at quarter end
Total shareholders’ equity (GAAP) – numerator	$1,834,075	$1,656,955
Total assets (GAAP) – denominator	16,764,296	15,858,670
Shareholders’ equity-to-assets ratio at quarter end (GAAP)	10.94%	10.45%

Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$978,387	$797,949
Total tangible assets (non-GAAP) – denominator	15,908,608	14,999,664
Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)	6.15%	5.32%

Return on tangible equity (non-GAAP)
Net income (GAAP)	$49,614	$40,872
Average shareholders’ equity	1,783,646	1,681,211
Average goodwill and intangible assets, net	(900,530)	(902,215)
Average deferred taxes on goodwill and intangible assets, net	44,631	45,315
Average tangible common equity (non-GAAP)	927,747	824,311
Return on tangible equity (non-GAAP)	21.69%	19.94%

Operating return on tangible equity (non-GAAP)
Operating net income (non-GAAP)	$52,067	$43,769
Average tangible common equity (non-GAAP)	927,747	824,311
Operating return on tangible equity (non-GAAP)	22.76%	21.36%

Book value (GAAP)
Total shareholders’ equity (GAAP) – numerator	$1,834,075	$1,656,955
Period end common shares outstanding – denominator	52,836	52,765
Book value (GAAP)	$34.71	$31.40

Tangible book value (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$978,387	$797,949
Period end common shares outstanding – denominator	52,836	52,765
Tangible book value (non-GAAP)	$18.52	$15.12

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 90.5% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 9.3% of the total portfolio, of which 95.8% carry a minimum rating of A-. The remaining 0.2% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity over the short- and long-term time horizons is an important component of the Company’s asset/liability management process, which is governed by guidelines established in the policies reviewed and approved annually by the Company’s Board. The Board delegates responsibility for carrying out the policies to the ALCO, which meets each month. The committee is made up of the Company’s senior management, corporate finance and risk personnel as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources. As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation. This begins with the development of a base case scenario, which projects net interest income (“NII”) over the next twelve-month period. The base case scenario NII may increase or decrease significantly from quarter to quarter reflective of changes during the most recent quarter in the Company’s: (i) earning assets and liabilities balances, (ii) composition of earning assets and liabilities, (iii) earning asset yields, (iv) cost of funds and (v) various model assumptions including loan and time deposit spreads and core deposit betas, as well as current market interest rates, including the slope of the yield curve and projected changes in the slope of the yield curve over the twelve month period. The direction of interest rates, the slope of the yield curve, the modeled changes in deposit balances and the cost of funds, including the Company’s deposit and funding betas, are not easily predicted in the current market environment, and therefore a wide variety of strategic balance sheet and treasury yield curve scenarios are modeled on an ongoing basis.

The following reflects the Company’s estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using March 31, 2025 as a starting point.
●	The model assumes the Company’s average deposit balances will increase approximately 1.3% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 1.8% over the next twelve months, largely due to forecasted loan growth.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.
●	The model assumes approximately $126.7 million of additional mortgage backed security purchases over the next twelve months. Investment cash inflows will be used to fund these purchases with any excess inflows being used to pay down overnight borrowings and fund loan growth.
●	In the rising/falling rates scenarios, the prime rate, federal funds, and treasury curve rates are assumed to move up/down in a parallel manner by the amounts listed below over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at March 31, 2025	income at March 31, 2025
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(6,481)	(1.3)%
+100 basis points	$(3,294)	(0.6)%
-100 basis points	$3,234	0.6%
-200 basis points	$1,377	0.3%

Projected NII over the 12-month forecast period decreases in the up 100 and up 200 interest rate environments largely due to deposits and overnight borrowings repricing higher in year 1, which are only partially offset by loans repricing higher.

Projected NII increases in the down 100 and down 200 interest rate environments due to lower funding costs which are partially offset by lower income on loans.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 28, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)Not applicable.
b)Not applicable.
c)At its December 2024 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,628,000 shares, or 5.0% of the Company’s common stock outstanding, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2025. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the first quarter of 2025:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
January 1-31, 2025	820	$58.16	0	2,628,000
February 1-28, 2025	0	0.00	0	2,628,000
March 1-31, 2025	0	0.00	0	2,628,000
Total (1)	820	$58.16	0
(1)	Included in the common shares repurchased were 820 shares acquired by the Company in connection with the administration of a deferred compensation plan. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

a)Not applicable.

b)Not applicable.

c)Certain of the Company’s officers or directors have made elections to participate in, and are participating in, the Company’s dividend reinvestment plan and 401(k) plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options or the settlement of restricted stock, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers informed the Company of the adoption of or termination of a “Rule 10b5-1 trading agreement” or a “non - Rule 10b5-1 trading agreement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Description
31.1

Certification of Dimitar A. Karaivanov, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of Marya Burgio Wlos, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Dimitar A. Karaivanov, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2

Certification of Marya Burgio Wlos, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

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

Community Financial System, Inc.

Date: May 9, 2025	/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov, President and Chief Executive Officer

Date: May 9, 2025	/s/ Marya Burgio Wlos
Marya Burgio Wlos, Treasurer and Chief Financial Officer