Form 10-Q
period 2025-06-30
COMMUNITY FINANCIAL SYSTEM, INC.
filed 2025-08-08
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on July 31, 2025: 52,857,077 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2025	2024
Assets:
Cash and cash equivalents (includes restricted cash of $6,070 and $5,110, respectively)	$237,248	$197,004
Available-for-sale investment securities, includes pledged securities that can be sold or repledged of $373,758 and $362,129, respectively (cost of $3,169,432 and $3,192,392, respectively)	2,832,370	2,785,714
Held-to-maturity securities (fair value of $1,336,075 and $1,220,168, respectively)	1,430,991	1,345,155
Equity and other securities	86,709	87,517

Loans	10,519,117	10,432,365
Allowance for credit losses	(81,851)	(79,114)
Loans, net of allowance for credit losses	10,437,266	10,353,251

Goodwill	854,817	853,225
Core deposit intangibles, net	3,963	5,148
Other intangibles, net	39,601	43,098
Goodwill and intangible assets, net	898,381	901,471

Premises and equipment, net	201,101	183,759
Accrued interest and fees receivable	57,583	54,340
Other assets	483,369	477,833

Total assets	$16,665,018	$16,386,044

Liabilities:
Noninterest-bearing deposits	$3,588,602	$3,557,219
Interest-bearing deposits	10,113,166	9,884,488
Total deposits	13,701,768	13,441,707

Overnight borrowings	130,400	118,000
Securities sold under agreement to repurchase, short-term	180,621	261,553
Federal Home Loan Bank and other borrowings	583,439	619,312
Accrued interest and other liabilities	185,699	182,637
Total liabilities	14,781,927	14,623,209

Commitments and contingencies (See Note I)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,887,086 and 54,696,208 shares issued, respectively	54,887	54,696
Additional paid-in capital	1,081,954	1,075,537
Retained earnings	1,327,660	1,275,331
Accumulated other comprehensive loss	(486,835)	(548,085)
Treasury stock, at cost (2,017,661 shares, including 92,985 shares held by deferred compensation arrangements at June 30, 2025, and 2,028,372 shares including 103,696 shares held by deferred compensation arrangements at December 31, 2024)	(99,867)	(100,539)
Deferred compensation arrangements (92,985 and 103,696 shares, respectively)	5,292	5,895
Total shareholders’ equity	1,883,091	1,762,835

Total liabilities and shareholders’ equity	$16,665,018	$16,386,044

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$146,534	$133,159	$289,438	$260,657
Interest and dividends on taxable investments	23,581	20,779	45,550	42,681
Interest and dividends on nontaxable investments	2,763	3,100	5,537	6,359
Total interest income	172,878	157,038	340,525	309,697

Interest expense:
Interest on deposits	40,637	40,389	79,924	77,174
Interest on borrowings	7,493	7,240	15,641	16,124
Total interest expense	48,130	47,629	95,565	93,298

Net interest income	124,748	109,409	244,960	216,399
Provision for credit losses	4,117	2,708	10,807	8,856
Net interest income after provision for credit losses	120,631	106,701	234,153	207,543

Noninterest revenues:
Deposit service fees	14,519	14,171	28,826	28,422
Mortgage banking	972	2,275	1,970	2,620
Other banking services	4,567	3,193	8,368	6,849
Employee benefit services	32,380	32,118	65,002	63,816
Insurance services	13,388	13,307	27,589	24,416
Wealth management services	8,683	8,691	18,545	17,901
Loss on sales of investment securities	0	(232)	0	(232)
Unrealized (loss) gain on equity securities	(1)	867	244	883
Total noninterest revenues	74,508	74,390	150,544	144,675

Noninterest expenses:
Salaries and employee benefits	79,021	73,447	155,463	146,510
Data processing and communications	16,699	15,274	32,821	29,622
Occupancy and equipment	11,486	10,715	24,184	22,077
Business development and marketing	4,001	4,139	7,131	7,184
Legal and professional fees	4,368	3,459	9,217	7,800
Amortization of intangible assets	3,369	3,877	6,851	7,453
Other expenses	10,158	8,088	18,725	16,437
Total noninterest expenses	129,102	118,999	254,392	237,083

Income before income taxes	66,037	62,092	130,305	115,135
Income taxes	14,706	14,177	29,360	26,348
Net income	$51,331	$47,915	$100,945	$88,787

Basic earnings per share	$0.97	$0.91	$1.91	$1.67
Diluted earnings per share	$0.97	$0.91	$1.90	$1.67

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Pension and other post-retirement obligations:
Amortization of actuarial (gains) losses included in net periodic pension cost, gross	$(50)	$289	$(101)	$579
Tax effect	12	(70)	25	(141)
Amortization of actuarial (gains) losses included in net periodic pension cost, net	(38)	219	(76)	438

Amortization of prior service cost included in net periodic pension cost, gross	112	160	224	320
Tax effect	(28)	(39)	(56)	(78)
Amortization of prior service cost included in net periodic pension cost, net	84	121	168	242

Other comprehensive income related to pension and other post-retirement obligations, net of taxes	46	340	92	680

Net unrealized gains (losses) on investment securities:
Net unrealized holding gains (losses) on investment securities, gross	24,307	(3,298)	81,534	(39,364)
Tax effect	(6,074)	805	(20,376)	9,607
Net unrealized holding gains (losses) on investment securities, net	18,233	(2,493)	61,158	(29,757)

Reclassification adjustment for net losses included in net income, gross	0	232	0	232
Tax effect	0	(57)	0	(57)
Reclassification adjustment for net losses included in net income, net	0	175	0	175

Other comprehensive gain (loss) related to unrealized gains (losses) on investment securities, net of taxes	18,233	(2,318)	61,158	(29,582)

Other comprehensive income (loss), net of taxes	18,279	(1,978)	61,250	(28,902)
Net income	51,331	47,915	100,945	88,787
Comprehensive income	$69,610	$45,937	$162,195	$59,885

	As of
	June 30,	December 31,
	2025	2024
Accumulated Other Comprehensive Loss by Component:
Unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	$(23,186)	$(23,309)
Tax effect	5,685	5,716
Net unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	(17,501)	(17,593)

Unrealized loss on investment securities	(618,539)	(700,073)
Tax effect	149,205	169,581
Net unrealized loss on investment securities	(469,334)	(530,492)

Accumulated other comprehensive loss	$(486,835)	$(548,085)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended June 30, 2025 and 2024

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at March 31, 2025	52,836,307	$54,853	$1,078,253	$1,300,658	$(505,114)	$(99,825)	$5,250	$1,834,075

Net income				51,331				51,331

Other comprehensive income, net of tax					18,279			18,279

Dividends declared:
Common, $0.46 per share				(24,329)				(24,329)

Common stock activity under employee stock plans	33,947	34	1,228					1,262

Stock-based compensation			2,515					2,515

Distribution of stock under deferred compensation agreements			(42)				42	0

Treasury stock purchased	(829)					(42)		(42)

Balance at June 30, 2025	52,869,425	$54,887	$1,081,954	$1,327,660	$(486,835)	$(99,867)	$5,292	$1,883,091

Balance at March 31, 2024	52,764,561	$54,540	$1,063,508	$1,205,994	$(583,816)	$(89,027)	$5,756	$1,656,955

Net income				47,915				47,915

Other comprehensive loss, net of tax					(1,978)			(1,978)

Dividends declared:
Common, $0.45 per share				(23,776)				(23,776)

Common stock activity under employee stock plans	9,283	9	429					438

Stock-based compensation			2,045					2,045

Distribution of stock under deferred compensation agreements			(45)				45	0

Treasury stock purchased	(251,041)					(11,419)		(11,419)

Balance at June 30, 2024	52,522,803	$54,549	$1,065,937	$1,230,133	$(585,794)	$(100,446)	$5,801	$1,670,180

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2025 and 2024

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at December 31, 2024	52,667,836	$54,696	$1,075,537	$1,275,331	$(548,085)	$(100,539)	$5,895	$1,762,835

Net income				100,945				100,945

Other comprehensive income, net of tax					61,250			61,250

Dividends declared:
Common, $0.92 per share				(48,616)				(48,616)

Common stock activity under employee stock plans	190,877	191	1,013					1,204

Stock-based compensation			5,563					5,563

Distribution of stock under deferred compensation arrangements	12,361		(159)			762	(603)	0

Treasury stock purchased	(1,649)					(90)		(90)

Balance at June 30, 2025	52,869,425	$54,887	$1,081,954	$1,327,660	$(486,835)	$(99,867)	$5,292	$1,883,091

Balance at December 31, 2023	53,327,060	$54,372	$1,060,289	$1,188,869	$(556,892)	$(55,592)	$6,891	$1,697,937

Net income				88,787				88,787

Other comprehensive loss, net of tax					(28,902)			(28,902)

Dividends declared:
Common, $0.90 per share				(47,523)				(47,523)

Common stock activity under employee stock plans	177,098	177	1,217					1,394

Stock-based compensation			4,423					4,423

Distribution of stock under deferred compensation arrangements	20,769		8			1,082	(1,090)	0

Treasury stock purchased	(1,002,124)					(45,936)		(45,936)

Balance at June 30, 2024	52,522,803	$54,549	$1,065,937	$1,230,133	$(585,794)	$(100,446)	$5,801	$1,670,180

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities:
Net income	$100,945	$88,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,301	6,676
Amortization of intangible assets	6,851	7,453
Net amortization on securities, loans, finance leases and borrowings	6,394	4,521
Stock-based compensation	5,563	4,423
Provision for credit losses	10,807	8,856
Amortization of mortgage servicing rights	386	365
Loss on sales of investment securities	0	232
Unrealized gain on equity securities	(244)	(883)
Income from bank-owned life insurance policies	(1,376)	(1,209)
Net gain on sale of assets	(989)	(959)
Change in other assets and liabilities	(19,441)	1,418
Net cash provided by operating activities	116,197	119,680
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	27,399	32,922
Proceeds from maturities, calls, and paydowns of held-to-maturity investment securities	11,750	1,678
Proceeds from maturities and redemptions of equity and other investment securities, net	1,332	140
Proceeds from sales of available-for-sale investment securities	0	30,991
Purchases of held-to-maturity investment securities	(83,110)	(85,925)
Purchases of equity and other securities, net	(280)	(12,611)
Net increase in loans	(114,426)	(335,720)
Cash paid for acquisitions, net of cash received	(302)	(10,464)
Proceeds from sales of premises, equipment and other assets	1,522	1,641
Purchases of premises and equipment	(27,858)	(8,569)
Net cash used in investing activities	(183,973)	(385,917)
Financing activities:
Net increase in deposits	260,061	209,767
Net increase in overnight borrowings	12,400	124,600
Net decrease in securities sold under agreement to repurchase, short-term	(80,932)	(89,142)
Proceeds from other Federal Home Loan Bank borrowings	0	150,000
Payments on and maturities of other Federal Home Loan Bank borrowings	(35,733)	(23,895)
Payments of contingent consideration for acquisitions	(378)	(881)
Proceeds from the issuance of common stock for employee stock plans	3,667	1,394
Withholding taxes paid on share-based compensation	(2,463)	(1,276)
Purchases of treasury stock	(90)	(45,936)
Cash dividends paid	(48,512)	(47,863)
Net cash provided by financing activities	108,020	276,768
Change in cash, cash equivalents and restricted cash	40,244	10,531
Cash, cash equivalents and restricted cash at beginning of period	197,004	190,962
Cash, cash equivalents and restricted cash at end of period	$237,248	$201,493
Supplemental disclosures of cash flow information:
Cash paid for interest	$96,258	$92,298
Cash paid for income taxes	23,353	16,764
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	24,514	23,828
Transfers from loans to other real estate	6,542	987
Finance lease right of use asset in exchange for finance lease liability	0	5,327
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	94	447
Fair value of liabilities assumed	131	1,906
Contingent consideration in exchange for acquired assets	3,499	3,416

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2025 is unaudited; however, in the opinion of Community Financial System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025.

NOTE B: ACQUISITIONS

Pending Acquisition

On June 25, 2025, the Company, through its subsidiary Community Bank, N.A. (“CBNA”), entered into an agreement with Santander Bank, N.A. (“Santander”) to acquire seven branch locations in the Allentown, Pennsylvania area including certain branch-related loans and deposits. In addition, CBNA’s wholly-owned subsidiary, Nottingham Investment Services, Inc., has agreed to purchase related wealth management relationships from Santander’s affiliate, Santander Securities LLC. The Company is expected to acquire approximately $33.0 million of loans and assume approximately $600.0 million of deposits. Total cash consideration will include a deposit premium of 8.0%, or approximately $48.0 million. The acquisition is expected to be completed in the fourth quarter of 2025, subject to customary regulatory approval. The Company expects to incur certain one-time, transaction-related costs in connection with the pending acquisition.

Current and Prior Period Acquisitions

On April 1, 2025, the Company, through its subsidiary Benefit Plans Administrative Services, LLC (“BPA”), completed the acquisition of certain assets of a New York based financial services company for $0.1 million in cash and contingent consideration with a fair value at acquisition of $1.8 million. The fair value of the contingent consideration at the acquisition date was determined by forecasting estimated amounts of retained revenue for each applicable period and applying the appropriate factor to those amounts based on the purchase agreement. The effects of the acquired assets are included in the consolidated financial statements from that date. The contingent consideration arrangement requires additional consideration to be paid by the Company based on a percentage of retained revenue over a two year period following the acquisition date. Net assets acquired were $1.5 million of customer list intangible assets and the Company recorded $0.4 million of goodwill in conjunction with the acquisitions. The operations of this acquisition have been integrated into the Company and discrete reporting of revenues and direct expenses for the three and six months ended June 30, 2025 and 2024 is not practicable.

On February 1, 2025, BPA completed the acquisition of certain assets of two financial services companies based in New York and Kansas. Total aggregate consideration was $0.2 million in cash plus contingent consideration with an estimated fair value of $1.7 million at acquisition date. The fair value of the contingent consideration at the acquisition date was determined by forecasting estimated amounts of retained revenue for each applicable period and applying the appropriate factor to those amounts based on the purchase agreement. The effects of the acquired assets are included in the consolidated financial statements from that date. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of retained revenue over periods ranging from two to four years after the acquisition date. Net assets acquired were $0.7 million, including $0.7 million of customer list intangible assets, and the Company recorded $1.3 million of goodwill in conjunction with the acquisitions. The operations of these acquisitions have been integrated into the Company and discrete reporting of revenues and direct expenses for the three and six months ended June 30, 2025 and 2024 is not practicable.

During 2024, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”) completed acquisitions of certain insurance agencies headquartered in New York and Florida for aggregate consideration of $9.6 million in cash plus contingent consideration with an estimated fair value of $0.7 million at the respective acquisition dates. The effects of the acquired assets and liabilities are included in the consolidated financial statements from the date of acquisition. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of retained revenue two years after the date of acquisition, up to a maximum amount of $1.4 million. The fair value of the contingent consideration of $0.7 million at the acquisition date was estimated based on projected retained revenue levels. Net assets acquired were $6.5 million, including $6.8 million of customer list intangible assets, and the Company recorded $3.8 million of goodwill in conjunction with the acquisitions. The operations of these acquisitions have been integrated into the Company and discrete reporting of revenues and direct expenses for the three and six months ended June 30, 2025 and 2024 is not practicable.

On February 1, 2024, the Company, through its subsidiary BPA, completed the acquisition of certain assets of Creative Plan Designs Limited (“CPD”), a financial services company that provides employee benefit plan design, administration and consulting services. Total consideration was $5.9 million in cash plus contingent consideration with an estimated fair value of $3.0 million at acquisition date. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired were $4.5 million, including $5.5 million of customer list intangible assets, and the Company recorded $4.4 million of goodwill in conjunction with the acquisition. The operations of this acquisition have been integrated into the Company and discrete reporting of revenues and direct expenses for the three and six months ended June 30, 2025 and 2024 is not practicable.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

	2025	2024
(000s omitted)	Other(1)	CPD	Other(2)	Total
Consideration:
Cash	$302	$5,861	$9,599	$15,460
Contingent consideration	3,499	3,066	750	3,816
Total net consideration	3,801	8,927	10,349	19,276

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	0	33	33
Premises and equipment, net	10	6	156	162
Other assets	84	26	384	410
Other intangibles	2,169	5,500	6,849	12,349
Other liabilities	(131)	(990)	(916)	(1,906)
Total identifiable assets, net	2,132	4,542	6,506	11,048
Goodwill	$1,669	$4,385	$3,843	$8,228
(1)	Includes amounts for BPA acquisitions completed as of June 30, 2025.
(2)	Includes amounts for OneGroup acquisitions completed in 2024.

The other intangibles related to the CPD acquisition are being amortized using an accelerated method over an estimated useful life of 12 years. The other intangibles related to the BPA acquisitions completed through the end of the second quarter of 2025 and the OneGroup acquisitions completed in 2024 are being amortized using an accelerated method over an estimated useful life of eight years. The goodwill, which is not amortized for book purposes, was assigned to the Employee Benefits Services segment for the BPA acquisitions completed through the end of the second quarter of 2025 and the CPD acquisition, and the Insurance segment for the OneGroup acquisitions completed in 2024. The goodwill arising from one of the OneGroup acquisitions in 2024 is not deductible for tax purposes, while the goodwill arising from the BPA acquisitions completed through the end of the second quarter of 2025 and the remaining OneGroup acquisitions completed in 2024 is deductible for tax purposes.

NOTE C: ACCOUNTING POLICIES

The notes to the consolidated financial statements appearing in the Company’s 2024 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim consolidated financial statements.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2025, $37.4 million of accounts receivable, including $8.8 million of unbilled fee revenue, and $1.8 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2024, $38.5 million of accounts receivable, including $8.4 million of unbilled fee revenue, and $1.1 million of unearned revenue was recorded in the consolidated statements of condition.

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The update requires enhancements to the rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold as well as disclosure of income taxes paid disaggregated by federal, state and foreign taxes, and individual jurisdictions meeting a quantitative threshold. The amendments in this update are effective for annual financial statements for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company will adopt this standard beginning with the December 31, 2025 consolidated financial statements and expects it to impact certain income tax disclosures.

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

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,394,285	$0	$239,341	$2,154,944	$2,389,208	$0	$305,422	$2,083,786
Obligations of state and political subdivisions	421,049	272	46,081	375,240	428,204	288	41,997	386,495
Government agency mortgage-backed securities	343,413	66	51,552	291,927	360,102	37	58,915	301,224
Corporate debt securities	5,000	0	171	4,829	8,000	0	303	7,697
Government agency collateralized mortgage obligations	5,685	0	255	5,430	6,878	0	366	6,512
Total available-for-sale portfolio	$3,169,432	$338	$337,400	$2,832,370	$3,192,392	$325	$407,003	$2,785,714

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,153,480	$0	$95,300	$1,058,180	$1,138,743	$0	$123,194	$1,015,549
Government agency mortgage-backed securities	277,511	1,251	867	277,895	206,412	448	2,241	204,619
Total held-to-maturity portfolio	$1,430,991	$1,251	$96,167	$1,336,075	$1,345,155	$448	$125,435	$1,220,168

As of June 30, 2025, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $2.6 million and equity securities without readily determinable fair values carried at $84.1 million, including Federal Home Loan Bank of New York (“FHLB”) common stock of $44.9 million, Federal Reserve Bank (“FRB”) common stock of $33.3 million and other equity securities of $5.9 million.

As of December 31, 2024, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $2.4 million and equity securities without readily determinable fair values carried at $85.1 million; including FHLB common stock of $45.4 million, FRB common stock of $33.4 million and other equity securities of $6.3 million.

The investment in FRB stock represents approximately half of the total required subscription, and the remaining half is unpaid and remains subject to call by the FRB.

The amount of upward and downward adjustments to equity securities without readily determinable fair values was not material for the three and six months ended June 30, 2025 and 2024.

The gains and losses on equity and other securities for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2025	2024	2025	2024
Net (loss) gain recognized on equity securities	$(1)	$867	$244	$883
Less: Net (loss) gain recognized on equity securities sold during the period	0	0	0	0
Unrealized (loss) gain recognized on equity securities still held	$(1)	$867	$244	$883

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of June 30, 2025

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,154,944	$239,341	$2,154,944	$239,341
Obligations of state and political subdivisions	45,983	2,364	292,583	43,717	338,566	46,081
Government agency mortgage-backed securities	6,568	116	282,078	51,436	288,646	51,552
Corporate debt securities	0	0	4,829	171	4,829	171
Government agency collateralized mortgage obligations	0	0	5,423	255	5,423	255
Total available-for-sale investment portfolio	$52,551	$2,480	$2,739,857	$334,920	$2,792,408	$337,400

Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$0	$0	$1,058,180	$95,300	$1,058,180	$95,300
Government agency mortgage-backed securities	113,516	781	17,198	86	130,714	867
Total held-to-maturity portfolio	$113,516	$781	$1,075,378	$95,386	$1,188,894	$96,167

As of December 31, 2024

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,083,786	$305,422	$2,083,786	$305,422
Obligations of state and political subdivisions	47,144	847	301,202	41,150	348,346	41,997
Government agency mortgage-backed securities	7,943	221	290,786	58,694	298,729	58,915
Corporate debt securities	0	0	7,697	303	7,697	303
Government agency collateralized mortgage obligations	0	0	6,501	366	6,501	366
Total available-for-sale investment portfolio	$55,087	$1,068	$2,689,972	$405,935	$2,745,059	$407,003

Held-to-Maturity Portfolio:
U.S Treasury and agency securities	$0	$0	$1,015,549	$123,194	$1,015,549	$123,194
Government agency mortgage-backed securities	149,742	2,027	15,281	214	165,023	2,241
Total held-to-maturity portfolio	$149,742	$2,027	$1,030,830	$123,408	$1,180,572	$125,435

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated AAA by Moody’s Investor Services, AA+ by Standard & Poor’s and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds one corporate debt security in an unrealized loss position and, based on an analysis of the financial position of the issuer including financial performance, liquidity and regulatory capital ratios, the issuer of the security shows a remote risk of default. Timely interest payments continue to be made on the security. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of June 30, 2025 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of June 30, 2025. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $10.6 million at June 30, 2025 and is excluded from the estimate of credit losses.

Securities classified as held-to-maturity are included under the Current Expected Credit Loss (“CECL”) methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at June 30, 2025, all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future as these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, AAA from Moody’s Investor Services, and AA+ from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of June 30, 2025. Accrued interest receivable on held-to-maturity debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $6.0 million at June 30, 2025 and is excluded from the estimate of credit losses. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000’s omitted)	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$16,195	$16,110
Due after one through five years	0	0	1,948,062	1,836,112
Due after five years through ten years	572,434	556,152	433,238	369,413
Due after ten years	581,046	502,028	422,839	313,378
Subtotal	1,153,480	1,058,180	2,820,334	2,535,013
Government agency mortgage-backed securities	277,511	277,895	343,413	291,927
Government agency collateralized mortgage obligations	0	0	5,685	5,430
Total	$1,430,991	$1,336,075	$3,169,432	$2,832,370

Investment securities with a carrying value of $2.33 billion and $2.27 billion at June 30, 2025 and December 31, 2024, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $373.8 million and $362.1 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at June 30, 2025 and December 31, 2024, respectively. All securities sold under agreement to repurchase as of June 30, 2025 and December 31, 2024 have an overnight and continuous maturity.

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	June 30,	December 31,
(000’s omitted)	2025	2024
CRE – multifamily	$790,694	$724,114
CRE – owner occupied	845,072	864,783
CRE – non-owner occupied	1,666,587	1,775,099
Commercial & industrial and other business loans	1,238,839	1,141,182
Consumer mortgage	3,523,025	3,489,780
Consumer indirect	1,767,213	1,767,655
Consumer direct	193,504	192,327
Home equity	494,183	477,425
Gross loans, including deferred origination costs	10,519,117	10,432,365
Allowance for credit losses	(81,851)	(79,114)
Loans, net of allowance for credit losses	$10,437,266	$10,353,251

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of June 30, 2025 and December 31, 2024:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
June 30, 2025	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$524	$0	$227	$751	$789,943	$790,694
CRE – owner occupied	1,301	0	6,548	7,849	837,223	845,072
CRE – non-owner occupied	121	0	1,448	1,569	1,665,018	1,666,587
Commercial & industrial and other business loans	2,437	347	9,650	12,434	1,226,405	1,238,839
Consumer mortgage	25,512	5,390	25,779	56,681	3,466,344	3,523,025
Consumer indirect	19,742	867	0	20,609	1,746,604	1,767,213
Consumer direct	1,493	236	0	1,729	191,775	193,504
Home equity	2,142	679	2,156	4,977	489,206	494,183
Total	$53,272	$7,519	$45,808	$106,599	$10,412,518	$10,519,117

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2024	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$184	$0	$12,316	$12,500	$711,614	$724,114
CRE – owner occupied	690	0	7,695	8,385	856,398	864,783
CRE – non-owner occupied	447	0	11,826	12,273	1,762,826	1,775,099
Commercial & industrial and other business loans	2,832	0	8,122	10,954	1,130,228	1,141,182
Consumer mortgage	24,928	5,288	24,389	54,605	3,435,175	3,489,780
Consumer indirect	22,379	1,227	0	23,606	1,744,049	1,767,655
Consumer direct	1,747	106	0	1,853	190,474	192,327
Home equity	2,739	379	2,039	5,157	472,268	477,425
Total	$55,946	$7,000	$66,387	$129,333	$10,303,032	$10,432,365

An immaterial amount of interest income on nonaccrual loans was recognized during the three and six months ended June 30, 2025 and 2024 and an immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income.

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

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at June 30, 2025 and December 31, 2024:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$10,576	$13,698	$92,002	$139,209	$39,489	$142,467	$99,815	$180,218	$717,474
Special mention	0	0	8,597	0	9,146	2,282	6,500	31,176	57,701
Substandard	0	0	0	7,177	1,345	6,358	639	0	15,519
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$10,576	$13,698	$100,599	$146,386	$49,980	$151,107	$106,954	$211,394	$790,694
Current period gross charge-offs(1)	$0	$0	$0	$0	$19	$0	$428	$0	$447

CRE – owner occupied:
Risk rating
Pass	$48,659	$91,565	$40,439	$74,011	$50,755	$246,632	$15,226	$199,459	$766,746
Special mention	1,214	6,962	4,239	1,908	1,379	5,398	434	28,256	49,790
Substandard	385	0	2,026	6,711	919	11,788	769	5,938	28,536
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$50,258	$98,527	$46,704	$82,630	$53,053	$263,818	$16,429	$233,653	$845,072
Current period gross charge-offs(1)	$0	$0	$0	$47	$0	$9	$0	$0	$56

CRE – non-owner occupied:
Risk rating
Pass	$28,449	$94,240	$118,062	$188,584	$113,049	$336,659	$356,416	$227,693	$1,463,152
Special mention	0	1,850	0	2,064	385	27,325	40,208	23,005	94,837
Substandard	0	0	8,565	49,843	1,781	8,702	24,369	15,338	108,598
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – non-owner occupied	$28,449	$96,090	$126,627	$240,491	$115,215	$372,686	$420,993	$266,036	$1,666,587
Current period gross charge-offs(1)	$0	$0	$0	$0	$1,111	$0	$0	$3,198	$4,309

Commercial & industrial and other business loans:
Risk rating
Pass	$99,733	$228,029	$55,842	$75,088	$58,415	$97,491	$437,822	$89,712	$1,142,132
Special mention	1,071	6,070	225	2,478	824	1,763	20,223	5,295	37,949
Substandard	2,562	1,692	16,256	4,512	2,532	3,656	22,440	4,658	58,308
Doubtful	0	0	231	0	0	0	0	219	450
Total commercial & industrial and other business loans	$103,366	$235,791	$72,554	$82,078	$61,771	$102,910	$480,485	$99,884	$1,238,839
Current period gross charge-offs(1)	$0	$0	$0	$12	$81	$50	$209	$456	$808

Total business lending:
Risk rating
Pass	$187,417	$427,532	$306,345	$476,892	$261,708	$823,249	$909,279	$697,082	$4,089,504
Special mention	2,285	14,882	13,061	6,450	11,734	36,768	67,365	87,732	240,277
Substandard	2,947	1,692	26,847	68,243	6,577	30,504	48,217	25,934	210,961
Doubtful	0	0	231	0	0	0	0	219	450
Total business lending	$192,649	$444,106	$346,484	$551,585	$280,019	$890,521	$1,024,861	$810,967	$4,541,192
Current period gross charge-offs(1)	$0	$0	$0	$59	$1,211	$59	$637	$3,654	$5,620
(1)For the six months ended June 30, 2025.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$24,631	$101,868	$141,997	$50,421	$16,827	$134,788	$63,401	$146,565	$680,498
Special mention	0	0	0	0	0	1,865	1,500	14,030	17,395
Substandard	0	0	7,232	1,580	60	4,639	641	9,293	23,445
Doubtful	0	0	0	0	0	0	0	2,776	2,776
Total CRE – multifamily	$24,631	$101,868	$149,229	$52,001	$16,887	$141,292	$65,542	$172,664	$724,114
Current period gross charge-offs(1)	$0	$0	$0	$62	$0	$0	$0	$0	$62

CRE – owner occupied:
Risk rating
Pass	$101,325	$50,104	$76,554	$52,518	$36,798	$233,701	$68,794	$171,660	$791,454
Special mention	744	4,726	2,076	1,474	1,407	4,679	430	23,107	38,643
Substandard	0	1,792	7,565	978	2,123	15,137	1,112	5,979	34,686
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$102,069	$56,622	$86,195	$54,970	$40,328	$253,517	$70,336	$200,746	$864,783
Current period gross charge-offs(1)	$0	$806	$0	$0	$0	$0	$0	$0	$806

CRE – non-owner occupied:
Risk rating
Pass	$98,845	$120,244	$193,914	$115,990	$86,279	$296,787	$418,515	$230,482	$1,561,056
Special mention	2,007	377	50,868	1,264	259	20,210	20,960	23,600	119,545
Substandard	0	10,887	284	1,846	351	13,023	23,816	43,425	93,632
Doubtful	0	0	0	866	0	0	0	0	866
Total CRE – non-owner occupied	$100,852	$131,508	$245,066	$119,966	$86,889	$330,020	$463,291	$297,507	$1,775,099
Current period gross charge-offs(1)	$0	$412	$0	$0	$0	$77	$0	$554	$1,043

Commercial & industrial and other business loans:
Risk rating
Pass	$267,499	$67,503	$92,315	$69,456	$24,072	$88,204	$390,217	$56,971	$1,056,237
Special mention	6,078	445	1,673	1,022	2	1,889	12,468	7,608	31,185
Substandard	1,575	16,588	3,743	1,458	397	3,261	20,842	5,896	53,760
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$275,152	$84,536	$97,731	$71,936	$24,471	$93,354	$423,527	$70,475	$1,141,182
Current period gross charge-offs(1)	$0	$64	$119	$114	$0	$23	$924	$2	$1,246

Total business lending:
Risk rating
Pass	$492,300	$339,719	$504,780	$288,385	$163,976	$753,480	$940,927	$605,678	$4,089,245
Special mention	8,829	5,548	54,617	3,760	1,668	28,643	35,358	68,345	206,768
Substandard	1,575	29,267	18,824	5,862	2,931	36,060	46,411	64,593	205,523
Doubtful	0	0	0	866	0	0	0	2,776	3,642
Total business lending	$502,704	$374,534	$578,221	$298,873	$168,575	$818,183	$1,022,696	$741,392	$4,505,178
Current period gross charge-offs(1)	$0	$1,282	$119	$176	$0	$100	$924	$556	$3,157
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

The following tables detail the balances in all other loan categories at June 30, 2025 and December 31, 2024:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$123,065	$293,464	$316,027	$312,810	$402,095	$794,294	$7,830	$132,356	$2,381,941
Nonperforming	0	260	650	536	844	3,970	0	0	6,260
Total FICO AB	123,065	293,724	316,677	313,346	402,939	798,264	7,830	132,356	2,388,201
FICO CDE(2)
Performing	47,422	149,220	134,556	133,465	144,375	424,514	25,441	50,922	1,109,915
Nonperforming	0	2,128	2,606	4,907	1,700	12,851	0	717	24,909
Total FICO CDE	47,422	151,348	137,162	138,372	146,075	437,365	25,441	51,639	1,134,824
Total consumer mortgage	$170,487	$445,072	$453,839	$451,718	$549,014	$1,235,629	$33,271	$183,995	$3,523,025
Current period gross charge-offs(3)	$0	$0	$0	$5	$0	$18	$0	$0	$23

Consumer indirect:
Performing	$355,775	$556,549	$397,154	$293,747	$106,837	$56,284	$0	$0	$1,766,346
Nonperforming	0	161	306	227	76	97	0	0	867
Total consumer indirect	$355,775	$556,710	$397,460	$293,974	$106,913	$56,381	$0	$0	$1,767,213
Current period gross charge-offs(3)	$224	$1,698	$2,059	$1,303	$775	$526	$0	$0	$6,585

Consumer direct:
Performing	$48,291	$64,768	$37,547	$21,484	$7,921	$6,504	$6,753	$0	$193,268
Nonperforming	0	20	79	37	6	50	44	0	236
Total consumer direct	$48,291	$64,788	$37,626	$21,521	$7,927	$6,554	$6,797	$0	$193,504
Current period gross charge-offs(3)	$6	$449	$359	$257	$31	$19	$96	$0	$1,217

Home equity:
Performing	$29,268	$65,520	$50,126	$50,837	$49,390	$74,102	$148,346	$23,759	$491,348
Nonperforming	0	130	538	284	71	735	882	195	2,835
Total home equity	$29,268	$65,650	$50,664	$51,121	$49,461	$74,837	$149,228	$23,954	$494,183
Current period gross charge-offs(3)	$0	$0	$16	$0	$0	$0	$7	$0	$23
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720.
(2)FICO CDE refers to loans with FICO scores less than 720 and potentially higher risk.
(3)For the six months ended June 30, 2025.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$312,040	$327,737	$325,563	$418,887	$182,058	$665,652	$2,501	$124,134	$2,358,572
Nonperforming	0	0	669	748	521	4,476	0	0	6,414
Total FICO AB	312,040	327,737	326,232	419,635	182,579	670,128	2,501	124,134	2,364,986
FICO CDE(2)
Performing	149,322	139,294	138,007	151,769	93,797	352,517	33,678	43,147	1,101,531
Nonperforming	564	1,815	3,932	1,483	2,076	12,282	0	1,111	23,263
Total FICO CDE	149,886	141,109	141,939	153,252	95,873	364,799	33,678	44,258	1,124,794
Total consumer mortgage	$461,926	$468,846	$468,171	$572,887	$278,452	$1,034,927	$36,179	$168,392	$3,489,780
Current period gross charge-offs(3)	$0	$141	$30	$1	$20	$192	$0	$0	$384

Consumer indirect:
Performing	$656,284	$492,192	$380,652	$153,977	$32,812	$50,511	$0	$0	$1,766,428
Nonperforming	118	461	453	141	34	20	0	0	1,227
Total consumer indirect	$656,402	$492,653	$381,105	$154,118	$32,846	$50,531	$0	$0	$1,767,655
Current period gross charge-offs(3)	$1,468	$3,039	$3,789	$1,592	$499	$1,220	$0	$0	$11,607

Consumer direct:
Performing	$84,114	$49,126	$30,424	$12,534	$3,374	$5,527	$7,122	$0	$192,221
Nonperforming	22	21	2	17	0	8	36	0	106
Total consumer direct	$84,136	$49,147	$30,426	$12,551	$3,374	$5,535	$7,158	$0	$192,327
Current period gross charge-offs(3)	$176	$1,072	$664	$389	$74	$118	$251	$0	$2,744

Home equity:
Performing	$68,249	$53,612	$54,754	$53,466	$26,456	$56,072	$137,448	$24,950	$475,007
Nonperforming	32	234	225	43	282	534	850	218	2,418
Total home equity	$68,281	$53,846	$54,979	$53,509	$26,738	$56,606	$138,298	$25,168	$477,425
Current period gross charge-offs(3)	$0	$0	$23	$0	$8	$41	$92	$0	$164
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720.
(2)FICO CDE refers to loans with FICO scores less than 720 and potentially higher risk.

(3)For the year ended December 31, 2024.

Business lending loans greater than $500,000 that are on nonaccrual are individually assessed, and if necessary, a specific allocation of the allowance for credit losses is recorded. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. A summary of individually assessed business loans as of June 30, 2025 and December 31, 2024 follows:

	June 30, 2025			December 31, 2024
			Specifically			Specifically
	Carrying	Contractual	Allocated	Carrying	Contractual	Allocated
(000’s omitted)	Balance	Balance	Allowance	Balance	Balance	Allowance
Loans with allowance allocation:
CRE – multifamily	$0	$0	$0	$12,068	$12,068	$2,764
CRE – non-owner occupied	0	0	0	10,075	10,270	864
Commercial & industrial and other business loans	1,680	1,880	448	0	0	0
Total	$1,680	$1,880	$448	$22,143	$22,338	$3,628

Loans without allowance allocation:
CRE – owner occupied	$6,285	$6,575	$0	$7,554	$8,360	$0
CRE – non-owner occupied	1,360	2,403	0	1,592	2,606	0
Commercial & industrial and other business loans	7,233	8,705	0	7,672	7,672	0
Total	$14,878	$17,683	$0	$16,818	$18,638	$0

The average carrying balance of individually assessed loans was $17.1 million and $15.9 million for the three months ended June 30, 2025 and 2024, respectively. The average carrying balance of individually assessed loans was $39.5 million and $16.1 million for the six months ended June 30, 2025 and 2024, respectively. An immaterial amount of interest income was recognized on individually assessed loans for the three and six months ended June 30, 2025 and 2024.

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

The following tables present the amortized cost basis of loans at June 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024
		Total Class		Total Class
	Term	of Financing	Term	of Financing
(000s omitted except for percentages)	Extension	Receivable	Extension	Receivable
CRE – owner occupied	$0	0.00%	$113	0.01%
CRE – non-owner occupied	0	0.00%	3,035	0.18%
Commercial & industrial and other business loans	5,716	0.46%	42	0.00%
Consumer mortgage	0	0.00%	236	0.01%
Home equity	0	0.00%	30	0.01%
Total	$5,716	0.05%	$3,456	0.03%

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024
		Total Class		Total Class
	Term	of Financing	Term	of Financing
(000s omitted except for percentages)	Extension	Receivable	Extension	Receivable
CRE – owner occupied	$0	0.00%	$298	0.04%
CRE – non-owner occupied	0	0.00%	3,253	0.19%
Commercial & industrial and other business loans	5,716	0.46%	140	0.00%
Consumer mortgage	449	0.01%	236	0.01%
Home equity	0	0.00%	30	0.01%
Total	$6,165	0.06%	$3,957	0.04%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

	June 30, 2025
			90+ Days Past
		Past Due 30 –	Due and Still
(000s omitted)	Current	89 Days	Accruing	Non-Accrual	Total
CRE – owner occupied	$848	$0	$0	$0	$848
CRE – non-owner occupied	18,221	0	0	0	18,221
Commercial & industrial and other business loans	2,282	0	0	3,715	5,997
Consumer mortgage	156	0	0	424	580
Total	$21,507	$0	$0	$4,139	$25,646

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
	Weighted-Average	Weighted-Average
	Term Extension (Years)	Term Extension (Years)
Commercial & industrial and other business loans	0.3	0.3
Consumer mortgage	0.0	15.3
Total	0.3	1.4

There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the three and six months ended June 30, 2025 and 2024.

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three months and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$42,988	$(4,897)	$350	$2,713	$41,154
Consumer mortgage	13,679	(18)	5	530	14,196
Consumer indirect	19,746	(2,620)	2,414	345	19,885
Consumer direct	4,033	(657)	324	433	4,133
Home equity	1,394	(16)	1	104	1,483
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	82,840	(8,208)	3,094	4,125	81,851
Liabilities for off-balance-sheet credit exposures	867	0	0	(8)	859
Total allowance for credit losses	$83,707	$(8,208)	$3,094	$4,117	$82,710

	Three Months Ended June 30, 2024
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$29,371	$(265)	$92	$1,930	$31,128
Consumer mortgage	14,490	(64)	31	(154)	14,303
Consumer indirect	20,294	(2,609)	1,931	508	20,124
Consumer direct	3,355	(635)	267	381	3,368
Home equity	1,581	(34)	0	(28)	1,519
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	70,091	(3,607)	2,321	2,637	71,442
Liabilities for off-balance-sheet credit exposures	798	0	0	71	869
Total allowance for credit losses	$70,889	$(3,607)	$2,321	$2,708	$72,311

	Six Months Ended June 30, 2025
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$37,201	$(5,620)	$449	$9,124	$41,154
Consumer mortgage	15,017	(23)	11	(809)	14,196
Consumer indirect	20,895	(6,585)	4,108	1,467	19,885
Consumer direct	3,453	(1,217)	556	1,341	4,133
Home equity	1,548	(23)	1	(43)	1,483
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	79,114	(13,468)	5,125	11,080	81,851
Liabilities for off-balance-sheet credit exposures	1,132	0	0	(273)	859
Total allowance for credit losses	$80,246	$(13,468)	$5,125	$10,807	$82,710

	Six Months Ended June 30, 2024
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$26,854	$(526)	$131	$4,669	$31,128
Consumer mortgage	15,333	(157)	34	(907)	14,303
Consumer indirect	18,585	(5,669)	3,140	4,068	20,124
Consumer direct	3,269	(1,508)	482	1,125	3,368
Home equity	1,628	(57)	3	(55)	1,519
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	66,669	(7,917)	3,790	8,900	71,442
Liabilities for off-balance-sheet credit exposures	913	0	0	(44)	869
Total allowance for credit losses	$67,582	$(7,917)	$3,790	$8,856	$72,311

The allowance for credit losses increased to $81.9 million at June 30, 2025 compared to $79.1 million at December 31, 2024 and $71.4 million at June 30, 2024, reflective of an increase in loans outstanding, increased economic uncertainty and an additional qualitative factor reserve for business lending related to an increase in size and volume of new loans not captured in the quantitative reserve.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $36.0 million at June 30, 2025 and is excluded from the estimate of credit losses and amortized cost basis of loans.

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

For qualitative macroeconomic adjustments, the Company uses third-party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of June 30, 2025. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the impact of a decline in residential real estate and vehicle prices as well as inflation. The scenarios utilized forecast modest growth in auto and commercial real estate prices, stable unemployment levels and GDP growth, offset by a decline in housing and real household income growth.

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

At June 30, 2025 and December 31, 2024, loans with a carrying amount of approximately $6.65 billion and $6.72 billion, respectively, were pledged for the availability to secure certain borrowings with the FHLB and FRB. There were $574.2 million and $610.0 million of borrowings outstanding under these arrangements at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025 and December 31, 2024, there were foreclosures in process of $6.1 million and $6.3 million, respectively.

During the six months ended June 30, 2025, the Company did not purchase any loans, while the Company sold $34.1 million of secondary market eligible residential consumer mortgage loans during the period. During the six months ended June 30, 2024, the Company did not purchase any loans and sold $12.8 million of secondary market eligible residential consumer mortgage loans.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(73,410)	$3,963	$77,373	$(72,225)	$5,148
Other intangibles	138,002	(98,401)	39,601	135,833	(92,735)	43,098
Total amortizing intangibles	$215,375	$(171,811)	$43,564	$213,206	$(164,960)	$48,246

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Jul - Dec 2025	$6,270
2026	11,624
2027	5,744
2028	4,374
2029	3,618
Thereafter	11,934
Total	$43,564

Shown below are the components of the Company’s goodwill at December 31, 2024 and June 30, 2025:

(000’s omitted)	December 31, 2024	Additions/Adjustments	June 30, 2025
Goodwill	$853,225	$1,592	$854,817

NOTE G: BORROWINGS

During the first quarter of 2025, the Company entered into a new parent company unsecured committed revolving line of credit facility with a commercial bank in an amount of up to $50.0 million to be available for use for general corporate purposes including potential future merger and acquisition activity by its non-Bank subsidiaries. Outstanding borrowings under the revolving line of credit facility will bear interest at either fixed rates determined at closing or floating rates at the monthly Secured Overnight Financing Rate plus 2.25% at the option of the Company. The revolving line of credit facility will mature on February 25, 2026, subject to a 364 day extension with opt-out provided for by either party to the agreement and includes certain financial covenants. The Company has determined it is in compliance with these covenants as of June 30, 2025.

During 2024, the Company secured $250.0 million of fixed rate FHLB term borrowings. The borrowings consist of: three $50.0 million advances that were putable at the option of the FHLB in June 2025 and mature in June 2027 as the option was not exercised, at interest rates ranging from 4.38% to 4.47%; one $100.0 million advance that is putable at the option of the FHLB in August 2025 and matures in August 2027 if the option is not exercised, at a rate of 3.73%.

NOTE H: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of June 30, 2025.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 0.2 million and 0.3 million weighted-average anti-dilutive stock options outstanding for the three and six months ended June 30, 2025, respectively. At June 30, 2024 weighted average anti-dilutive stock options outstanding were 0.3 million and 0.2 million for the three and six months ended June 30, 2024, respectively.

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted, except per share data)	2025	2024	2025	2024
Net income	$51,331	$47,915	$100,945	$88,787
Income attributable to unvested stock-based compensation awards	(240)	(169)	(431)	(276)
Income available to common shareholders	$51,091	$47,746	$100,514	$88,511

Weighted-average common shares outstanding – basic	52,785	52,674	52,745	52,951
Basic earnings per share	$0.97	$0.91	$1.91	$1.67

Net income	$51,331	$47,915	$100,945	$88,787
Income attributable to unvested stock-based compensation awards	(240)	(169)	(431)	(276)
Income available to common shareholders	$51,091	$47,746	$100,514	$88,511

Weighted-average common shares outstanding – basic	52,785	52,674	52,745	52,951
Assumed exercise of stock options	84	75	132	84
Weighted-average common shares outstanding – diluted	52,869	52,749	52,877	53,035
Diluted earnings per share	$0.97	$0.91	$1.90	$1.67

Stock Repurchase Program

At its December 2024 meeting, the Board of Directors of the Company (the “Board”) approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,628,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2025. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. There were no shares of treasury stock purchases made under this authorization during the first six months of 2025.

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

The contract amounts of these commitments and contingencies are as follows:

	June 30,	December 31,
(000’s omitted)	2025	2024
Commitments to extend credit	$1,774,987	$1,635,509
Standby letters of credit	83,641	80,245
Total	$1,858,628	$1,715,754

The Company entered into agreements to invest a total of $10.0 million and $8.5 million in investment tax credits generated by a solar energy producing company during the third quarter of 2024 and second quarter of 2025, respectively. The Company has elected to account for the investments using the proportional amortization method. At June 30, 2025, the balance of the Company’s investment in these tax credits was $6.9 million and the unfunded commitment related to the solar energy tax credit investments was $6.7 million. At December 31, 2024, the balance of the Company’s investment in these tax credits was $1.4 million and the unfunded commitment related to the solar energy tax credit investments was $1.3 million. These amounts were reflected in other assets and accrued interest and other liabilities, respectively, in the consolidated statements of condition. The Company funded $3.1 million of the total commitment during the three and six months ended June 30, 2025 and the Company expects to fund the remaining commitment by December 31, 2025 as capital calls are made. During the three and six months ended June 30, 2025, the Company recognized $2.5 million of federal tax credits and $2.7 million and $2.8 million, respectively, of amortization of income tax credit investments in income taxes in the consolidated statements of income related to solar energy tax credits.

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

	June 30, 2025
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,094,663	$60,281	$0	$2,154,944
Obligations of state and political subdivisions	0	375,240	0	375,240
Government agency mortgage-backed securities	0	291,927	0	291,927
Corporate debt securities	0	4,829	0	4,829
Government agency collateralized mortgage obligations	0	5,430	0	5,430
Total available-for-sale investment securities	2,094,663	737,707	0	2,832,370
Equity securities	2,597	0	0	2,597
Mortgage loans held for sale	0	1,187	0	1,187
Commitments to originate real estate loans for sale	0	0	281	281
Interest rate swap agreements asset	0	6,244	0	6,244
Interest rate swap agreements liability	0	(6,244)	0	(6,244)
Total	$2,097,260	$738,894	$281	$2,836,435

	December 31, 2024
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,025,164	$58,622	$0	$2,083,786
Obligations of state and political subdivisions	0	386,495	0	386,495
Government agency mortgage-backed securities	0	301,224	0	301,224
Corporate debt securities	0	7,697	0	7,697
Government agency collateralized mortgage obligations	0	6,512	0	6,512
Total available-for-sale investment securities	2,025,164	760,550	0	2,785,714
Equity securities	2,354	0	0	2,354
Mortgage loans held for sale	0	1,470	0	1,470
Commitments to originate real estate loans for sale	0	0	215	215
Forward sales commitments	0	(8)	0	(8)
Interest rate swap agreements asset	0	2,664	0	2,664
Interest rate swap agreements liability	0	(2,664)	0	(2,664)
Total	$2,027,518	$762,012	$215	$2,789,745

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and the security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.
●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $1.2 million at June 30, 2025 and $1.5 million at December 31, 2024. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.
●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.
●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.
●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from a third-party provider. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	June 30, 2025				December 31, 2024
				Total Fair				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$326	$326	$0	$0	$19,315	$19,315
Other real estate owned	0	0	7,954	7,954	0	0	2,781	2,781
Mortgage servicing rights	0	0	828	828	0	0	460	460
Contingent consideration	0	0	(6,767)	(6,767)	0	0	(4,140)	(4,140)
Total	$0	$0	$2,341	$2,341	$0	$0	$18,416	$18,416

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third-party appraisals, less estimated costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such discounts are significant, ranging from 9.0% to 96.3% at June 30, 2025 and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company records impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There was a valuation allowance of approximately $0.1 million at December 31, 2024. During the six months ended June 30, 2025 the Company recognized a $0.1 million impairment recovery resulting in no valuation allowance at June 30, 2025.

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company did not recognize an impairment charge during the three and six months ended June 30, 2025. See Note F for more detail.

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

				Significant Unobservable
	Fair Value at			Input Range
(000’s omitted, except per loan data)	June 30, 2025	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$326	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	7,954	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 96.3% (51.2%)
Commitments to originate real estate loans for sale	281	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	828	Discounted cash flow	Weighted average constant prepayment rate	12.3% - 20.5% (12.9%)
			Weighted average discount rate	5.2% - 5.7% (5.6%)
Contingent consideration	(6,767)	Discounted cash flow	Discount rate	12.2% - 18.4% (14.8%)
			Probability of achievement	82.0%

				Significant Unobservable
	Fair Value at			Input Range
(000’s omitted, except per loan data)	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$19,315	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	2,781	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% – 93.1% (51.0%)
Commitments to originate real estate loans for sale	215	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	460	Discounted cash flow	Weighted average constant prepayment rate	16.1% - 22.8% (16.6%)
			Weighted average discount rate	5.3% - 5.6% (5.6%)
Contingent consideration	(4,140)	Discounted cash flow	Discount rate	18.4%
			Probability of achievement	82.0%

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2025 and December 31, 2024 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	June 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$10,437,266	$10,197,287	$10,353,251	$9,969,696
Held-to-maturity securities	1,430,991	1,336,075	1,345,155	1,220,168
Financial liabilities:
Deposits	13,701,768	13,689,881	13,441,707	13,428,682
Overnight borrowings	130,400	130,400	118,000	118,000
Securities sold under agreement to repurchase, short-term	180,621	180,621	261,553	261,553
Other Federal Home Loan Bank borrowings	574,947	579,380	610,646	620,045

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

Held-to-maturity U.S. Treasury securities have been classified as a Level 1 valuation. The fair values of held-to-maturity U.S. Treasury investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Held-to-maturity government agency mortgage-backed securities have been classified as a Level 2 valuation. The fair values of held-to-maturity government agency mortgage-backed securities are based on current market rates for similar products.

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

Other financial assets and liabilities: cash and cash equivalents have been classified as a Level 1 valuation, while accrued interest receivable and accrued interest payable have been classified as a Level 2 valuation. The fair values of each approximate the respective carrying values because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

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

Notional values and fair values of derivative instruments as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of	Fair	Notional	Statement of	Fair
(000’s omitted)	Amount	Condition Location	Value	Amount	Condition Location	Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$12,972	Other assets	$281	$0	Accrued interest and other liabilities	$0
Interest rate swaps	306,448	Other assets	6,244	306,448	Accrued interest and other liabilities	6,244
RPA sold	0	Other assets	0	65,796	Accrued interest and other liabilities	0
RPA purchased	39,496	Other assets	0	0	Accrued interest and other liabilities	0
Total derivatives	$358,916		$6,525	$372,244		$6,244

	December 31, 2024
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of	Fair	Notional	Statement of	Fair
(000’s omitted)	Amount	Condition Location	Value	Amount	Condition Location	Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$9,027	Other assets	$215	$0	Accrued interest and other liabilities	$0
Forward sales commitments	767	Other assets	(8)	0	Accrued interest and other liabilities	0
Interest rate swaps	210,931	Other assets	2,664	210,931	Accrued interest and other liabilities	2,664
RPA sold	0	Other assets	0	13,170	Accrued interest and other liabilities	0
RPA purchased	56,306	Other assets	0	0	Accrued interest and other liabilities	0
Total derivatives	$277,031		$2,871	$224,101		$2,664

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

Fee income earned on interest rate swaps and risk participation agreements is recognized in other banking services noninterest revenues in the consolidated statements of income during the period the derivative instrument is executed. During the three and six months ended June 30, 2025, the Company recognized $0.6 million and $0.9 million, respectively, of fee income associated with interest rate swaps and risk participation agreements and $0.3 million and $0.4 million during the three and six months ended June 30, 2024, respectively.

Cash collateral is posted by the Company with counterparties to secure certain derivatives, which is restricted cash and is included in cash and cash equivalents on the consolidated statements of condition. The amount of such collateral was $6.1 million and $5.1 million at June 30, 2025 and December 31, 2024, respectively.

The Company assessed its counterparty risk at June 30, 2025 and determined any credit risk inherent in the derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note J to these consolidated financial statements.

NOTE L: SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM is the President and Chief Executive Officer of the Company. The Company has identified (1) Banking and Corporate, (2) Employee Benefit Services, (3) Insurance Services, and (4) Wealth Management Services as its reportable segments and determined that segment adjusted income before income taxes is the reported measure of segment profit or loss. The prior periods have been recast to conform to the current period presentation. See “Note A Summary of Significant Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 28, 2025, for further detail on the factors used to identify the Company’s reportable segments and reported measure of segment profit or loss.

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

The accounting policies used in the disclosure of business segments are the same as those described in “Note A Summary of Significant Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 28, 2025, except as follows. Segment operating revenues exclude certain items considered non-core to the operating performance of the business including realized and unrealized gains or losses on investment securities. Significant segment expenses are the expense categories significant to the segment, regularly provided to or easily computed from information regularly provided to the CODM and included in segment adjusted income before income taxes. Segment adjusted income before income taxes also excludes certain items considered non-core to the operating performance of the business including amortization of intangible assets, acquisition expenses, litigation accrual and restructuring expenses. Both segment operating revenues and significant segment expenses include certain intersegment activity associated with transactions between the segments and are eliminated in consolidation. Segment assets include certain segment cash balances held as deposits with CBNA and are eliminated in consolidation.

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

There are no transactions with a single customer that result in revenues that exceed ten percent of consolidated total revenues.

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Three Months Ended June 30, 2025
Net interest income from external customers	$124,615	$133	$0	$0	$124,748
Noninterest revenues from external customers	19,728	32,681	13,388	8,712	74,509
Revenues from external customers	144,343	32,814	13,388	8,712	199,257
Intersegment revenues	(421)	1,078	76	507	1,240
Total segment operating revenues	143,922	33,892	13,464	9,219	200,497

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(1,240)
Other revenues (a)					(1)
Total consolidated revenues					$199,256

Less segment expenses: (b)
Provision for credit losses	4,117	0	0	0
Salaries and employee benefits	48,647	16,574	8,884	5,699
Data processing and communications	13,953	1,196	855	694
Occupancy and equipment	10,107	881	391	133
Legal and professional fees	2,600	1,570	179	202
Business development and marketing	3,644	71	260	27
Other segment items (c)	6,362	1,689	648	115
Total segment expenses	89,430	21,981	11,217	6,870
Segment adjusted income before income taxes	$54,492	$11,911	$2,247	$2,349	$70,999

Reconciliation of profit or loss (segment adjusted income before income taxes):
Unrealized loss on equity securities					(1)
Amortization of intangible assets					(3,369)
Restructuring expenses					(1,525)
Acquisition expenses					(67)
Total consolidated income before income taxes					$66,037

Other segment disclosures:
Interest income	$172,745	$595	$50	$130	$173,520

Reconciliation of interest income:
Elimination of intersegment interest income					(642)
Total consolidated interest income					$172,878

Interest expense	$48,772	$0	$0	$0	$48,772

Reconciliation of interest expense:
Elimination of intersegment interest expense					(642)
Total consolidated interest expense					$48,130

Depreciation (d)	$3,328	$176	$102	$51	$3,657
Amortization of intangible assets	585	1,774	883	127	3,369
Goodwill	732,598	90,959	27,822	3,438	854,817
Core deposit intangibles, net	3,963	0	0	0	3,963
Other intangibles, net	621	21,992	16,082	906	39,601
Segment assets	16,429,774	223,464	72,623	39,132	16,764,993

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(99,975)
Total consolidated assets					$16,665,018

(a)Other revenues includes $1 of unrealized loss on equity securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(c)Other segment items for each reportable segment includes:

Banking and Corporate – FDIC insurance expense, office supplies and postage expense, fraud losses and other writedowns, education, recruiting and travel expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

Employee Benefit Services – Certain intersegment technology and rent related overhead expense allocations, education, recruiting and travel expense, office supplies and postage expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

Insurance Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

Wealth Management Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

(d)The amount of depreciation disclosed by reportable segment is included within the data processing and communications and occupancy and equipment expense captions.

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Three Months Ended June 30, 2024
Net interest income from external customers	$109,275	$134	$0	$0	$109,409
Noninterest revenues from external customers	19,284	32,473	13,307	8,691	73,755
Revenues from external customers	128,559	32,607	13,307	8,691	183,164
Intersegment revenues	(522)	1,146	57	460	1,141
Total segment operating revenues	128,037	33,753	13,364	9,151	184,305

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(1,141)
Other revenues (a)					635
Total consolidated revenues					$183,799

Less segment expenses: (b)
Provision for credit losses	2,708	0	0	0
Salaries and employee benefits	43,894	15,847	8,558	5,911
Data processing and communications	12,659	1,017	861	737
Occupancy and equipment	9,237	964	376	156
Legal and professional fees	2,027	1,258	217	101
Business development and marketing	3,739	67	300	32
Other segment items (c)	6,629	1,053	333	186
Total segment expenses	80,893	20,206	10,645	7,123
Segment adjusted income before income taxes	$47,144	13,547	2,719	2,028	$65,438

Reconciliation of profit or loss (segment adjusted income before income taxes):
Unrealized gain on equity securities					867
Amortization of intangible assets					(3,877)
Loss on sales of investment securities					(232)
Acquisition expenses					(104)
Total consolidated income before income taxes					$62,092

Other segment disclosures:
Interest income	$156,903	$702	$40	$132	$157,777

Reconciliation of interest income:
Elimination of intersegment interest income					(739)
Total consolidated interest income					$157,038

Interest expense	$48,368	$0	$0	$0	$48,368

Reconciliation of interest expense:
Elimination of intersegment interest expense					(739)
Total consolidated interest expense					$47,629

Depreciation (d)	$3,050	$194	$102	$50	$3,396
Amortization of intangible assets	855	1,781	1,047	194	3,877
Goodwill	732,598	89,769	26,456	3,435	852,258
Core deposit intangibles, net	6,451	0	0	0	6,451
Other intangibles, net	837	29,011	15,460	1,763	47,071
Segment assets	15,673,276	241,849	69,946	35,602	16,020,673

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(113,857)
Total consolidated assets					$15,906,816

(a)Other revenues includes $232 of realized loss on investment securities and $867 of unrealized gain on equity securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(c)Other segment items for each reportable segment includes:

Banking and Corporate – FDIC insurance expense, office supplies and postage expense, fraud losses and other writedowns, education, recruiting and travel expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

Employee Benefit Services – Certain intersegment technology and rent related overhead expense allocations, education, recruiting and travel expense, office supplies and postage expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

Insurance Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

Wealth Management Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

(d)The amount of depreciation disclosed by reportable segment is included within the data processing and communications and occupancy and equipment expense captions

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Six Months Ended June 30, 2025
Net interest income from external customers	$244,702	$258	$0	$0	$244,960
Noninterest revenues from external customers	38,544	65,565	27,589	18,602	150,300
Revenues from external customers	283,246	65,823	27,589	18,602	395,260
Intersegment revenues	(852)	2,185	145	1,103	2,581
Total segment operating revenues	282,394	68,008	27,734	19,705	397,841

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(2,581)
Other revenues (a)					244
Total consolidated revenues					$395,504

Less segment expenses: (b)
Provision for credit losses	10,807	0	0	0
Salaries and employee benefits	95,772	32,629	17,231	11,429
Data processing and communications	27,440	2,279	1,728	1,373
Occupancy and equipment	21,292	1,837	832	275
Legal and professional fees	6,070	2,996	279	310
Business development and marketing	6,567	87	446	31
Other segment items (c)	13,681	2,829	863	303
Total segment expenses	181,629	42,657	21,379	13,721
Segment adjusted income before income taxes	$100,765	$25,351	$6,355	$5,984	$138,455

Reconciliation of profit or loss (segment adjusted income before income taxes):
Unrealized gain on equity securities					244
Amortization of intangible assets					(6,851)
Restructuring expenses					(1,525)
Acquisition expenses					(68)
Litigation accrual					50
Total consolidated income before income taxes					$130,305

Other segment disclosures:
Interest income	$340,267	$1,196	$94	$258	$341,815

Reconciliation of interest income:
Elimination of intersegment interest income					(1,290)
Total consolidated interest income					$340,525

Interest expense	$96,855	$0	$0	$0	$96,855

Reconciliation of interest expense:
Elimination of intersegment interest expense					(1,290)
Total consolidated interest expense					$95,565

Depreciation (d)	$6,628	$364	$208	$101	$7,301
Amortization of intangible assets	1,288	3,491	1,807	265	6,851

(a)Other revenues includes $244 of unrealized gain on equity securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(c)Other segment items for each reportable segment includes:

Banking and Corporate – FDIC insurance expense, office supplies and postage expense, fraud losses and other writedowns, education, recruiting and travel expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

Employee Benefit Services – Certain intersegment technology and rent related overhead expense allocations, education, recruiting and travel expense, office supplies and postage expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

Insurance Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

Wealth Management Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

(d)	The amount of depreciation disclosed by reportable segment is included within the data processing and communications and occupancy and equipment expense captions.

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Six Months Ended June 30, 2024
Net interest income from external customers	$216,141	$258	$0	$0	$216,399
Noninterest revenues from external customers	37,251	64,456	24,416	17,901	144,024
Revenues from external customers	253,392	64,714	24,416	17,901	360,423
Intersegment revenues	(957)	2,232	102	1,012	2,389
Total segment operating revenues	252,435	66,946	24,518	18,913	362,812

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(2,389)
Other revenues (a)					651
Total consolidated revenues					$361,074

Less segment expenses: (b)
Provision for credit losses	8,856	0	0	0
Salaries and employee benefits	88,281	31,362	16,638	11,815
Data processing and communications	24,534	2,066	1,662	1,360
Occupancy and equipment	19,100	1,936	760	316
Legal and professional fees	4,939	2,636	388	169
Business development and marketing	6,428	127	567	62
Other segment items (c)	13,129	2,412	753	321
Total segment expenses	165,267	40,539	20,768	14,043
Segment adjusted income before income taxes	$87,168	$26,407	$3,750	$4,870	$122,195

Reconciliation of profit or loss (segment adjusted income before income taxes):
Unrealized gain on equity securities					883
Amortization of intangible assets					(7,453)
Loss on sales of investment securities					(232)
Acquisition expenses					(139)
Litigation accrual					(119)
Total consolidated income before income taxes					$115,135

Other segment disclosures:
Interest income	$309,438	$1,325	$67	$259	$311,089

Reconciliation of interest income:
Elimination of intersegment interest income					(1,392)
Total consolidated interest income					$309,697

Interest expense	$94,690	$0	$0	$0	$94,690

Reconciliation of interest expense:
Elimination of intersegment interest expense					(1,392)
Total consolidated interest expense					$93,298

Depreciation (d)	$5,989	$381	$205	$101	$6,676
Amortization of intangible assets	1,828	3,506	1,720	399	7,453

(a)Other revenues includes $232 of realized loss on investment securities and $883 of unrealized gain on equity securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(c)Other segment items for each reportable segment includes:

Banking and Corporate – FDIC insurance expense, office supplies and postage expense, fraud losses and other writedowns, education, recruiting and travel expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

Employee Benefit Services – Certain intersegment technology and rent related overhead expense allocations, education, recruiting and travel expense, office supplies and postage expense and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

Insurance Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

Wealth Management Services – Education, recruiting and travel expense, certain intersegment technology and rent related overhead expense allocations and various miscellaneous expenses partially offset by a benefit related to the non-service related components of the Company's pension.

(d)	The amount of depreciation disclosed by reportable segment is included within the data processing and communications and occupancy and equipment expense captions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Financial System, Inc. (the “Company” or “CFSI”) as of and for the three and six months ended June 30, 2025 and 2024, although in some circumstances the first quarter of 2025 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 39. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2025, “last year” and equivalent terms refer to calendar year 2024, “second quarter” refers to the three months ended June 30, 2025, “YTD” refers to the six months ended June 30, 2025, and earnings per share (“EPS”) figures refer to diluted EPS.

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

Critical Accounting Policies and Estimates

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management considers its critical accounting estimates those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Management believes that the critical accounting estimates include the allowance for credit losses; actuarial assumptions associated with the pension, post-retirement and other employee benefit plans; and the carrying value of goodwill and other intangible assets. A summary of the critical accounting policies and estimates used by management is disclosed in the MD&A on pages 39-40 of the most recent Form 10-K (fiscal year ended December 31, 2024) filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025. There have been no material changes other than those described below regarding the Allowance for Credit Losses. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on page 11 of this Form 10-Q.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s judgment of an estimated amount of lifetime losses expected to be incurred on outstanding loans at the balance sheet date. This is estimated using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The determination of the appropriateness of the ACL is complex and applies significant and highly subjective estimates. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. The Company utilizes three methods for calculating the ACL: cumulative loss, vintage loss and line loss. Historical credit loss experience provides the basis for the estimation of expected future credit losses in all three methodologies. Qualitative adjustments are made for differences in loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices, commercial real estate prices including office property-specific price forecasts, office property-specific vacancy rates, automobile prices, gross domestic product, and median household income net of inflation. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside forecasts. During first quarter of 2025, the Company updated the ACL model to add 2024 data into the historical data used for calculating the quantitative and qualitative factors as part of the annual model update procedures. In addition, management adjusted the weighting of the three economic scenarios, increasing the weight for the downside scenario from 30% to 40% and decreasing the weight of the upside scenario from 30% to 20%, to capture additional economic uncertainty. The Company also added additional reserves for business lending to capture additional risk in the portfolio due to the increase in size and volume of business loans, which was further increased in the second quarter of 2025. The change in weighting of the economic scenarios increases the ACL by $0.7 million as compared to the prior weighting in use at December 31, 2024. The additional business lending qualitative factor increases the ACL by $6.7 million as compared to the prior factor in use at December 31, 2024.

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecasts. Changes in these economic forecasts could significantly affect the estimated expected credit losses and lead to materially different amounts from one period to the next. To illustrate the sensitivity of the ACL calculation to these economic forecasts, management performed a hypothetical sensitivity analysis using a weighting of 100% to the downside forecast, rather than the existing weighting of baseline, upside and downside of 40%, 20% and 40%, respectively. The scenario-weighted average unemployment rate and GDP growth forecasts used in the ACL model at June 30, 2025 were 5.4% and 1.0%, respectively, compared to 4.8% and 1.8%, respectively, at December 31, 2024. The hypothetical downside forecast includes assumptions of a weakening economy represented by a cumulative decline in real GDP of 2.6%, enhanced geopolitical tensions, elevated inflation, a peak unemployment rate of 8.3% and an average unemployment rate of 7.0%. The Company calculated that this hypothetical scenario would increase the ACL and provision for credit losses as of and for the three and six months ended June 30, 2025 by approximately $3.5 million, and decrease net income by $2.7 million (net of tax). This change is reflective of the sensitivity of the various economic factors used in the ACL model. The resulting difference is not intended to represent an expected increase in allowance levels, as future conditions are uncertain and there are several other quantitative and qualitative factors that will also fluctuate at the same time that economic conditions are changing, which would affect the results of the ACL calculation. The impact that the economic factors have on the model is affected by the upside or downside severity of the scenarios used, the product type mix, and the interaction of the economic factors with other quantitative and qualitative factors in the model, as changes in any particular factor or input may not occur at the same rate or be directionally consistent across all loan segments. Improvements in one factor may offset deterioration in other factors, both qualitative and quantitative. The third-party downside economic forecast used in the hypothetical scenario described does not predict a severe economic downturn, but rather a moderate recessionary environment. The Company’s geographic distribution of loans primarily outside of major metropolitan areas, combined with low statistical correlation between its historical losses and national economic indicators is reflected in the current methodology that would produce changes to the allowance that are less significant as compared to economic metric-based modeling that is more directly correlated, and therefore sensitive, to fluctuations in historical and projected national economic activity.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating” or “tangible” basis. Results on an “operating” basis exclude the after-tax effects of acquisition expenses, litigation accrual, restructuring expenses, loss on sales of investment securities, unrealized gain (loss) on equity securities and amortization of intangible assets. Results on a “tangible” basis exclude goodwill and intangible asset balances, net of accumulated amortization and applicable deferred tax amounts. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisition activity. In addition, the Company provides supplemental reporting for “operating pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, litigation accrual, restructuring expenses, loss on sales of investment securities, unrealized gain (loss) on equity securities and amortization of intangible assets from income before income taxes. Although operating pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with Current Expected Credit Loss (“CECL”) allowance methods, helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. The Company also provides supplemental reporting of its interest income, net interest income and net interest margin on a fully tax-equivalent (“FTE”) basis, which includes an adjustment to interest income and net interest income that represents taxes that would have been paid had nontaxable investment securities and loans been taxable. Although fully tax-equivalent interest income, net interest income and net interest margin are non-GAAP measures, the Company’s management believes this information helps enhance comparability of the performance of assets that have different tax profiles. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 14.

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

The Company’s core operating objectives are: (i) maintain diverse revenue streams to achieve positive operating results in all four of the Company’s business units: banking and corporate, employee benefit services, insurance services, and wealth management services, (ii) increase the noninterest component of total revenues through both organic and acquisition strategies, (iii) optimize the branch network and digital banking delivery systems, primarily through disciplined acquisition strategies, de novo expansions and divestitures/consolidations, (iv) build profitable loan and deposit bases using both organic and acquisition strategies, (v) utilize technology to deliver customer-responsive products and services and improve efficiencies, and (vi) manage an investment securities portfolio to complement the Company’s loan and deposit strategies and mitigate interest rate and liquidity risk and optimize net interest income generation.

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

Second quarter 2025 net income increased $3.4 million, or 7.1%, compared to the second quarter of 2024, while YTD net income increased $12.2 million, or 13.7% compared to the equivalent 2024 timeframe. Earnings per share of $0.97 for the second quarter of 2025 was $0.06 more than the second quarter of 2024, while 2025 YTD earnings per share of $1.90 was $0.23 higher than 2024 YTD earnings per share. The quarterly increase in net income and earnings per share was primarily driven by an increase in net interest income, partially offset by increases in noninterest expenses and the provision for credit losses. The YTD increase in net income and earnings per share was the result of increases in net interest income and noninterest revenues, partially offset by increases in noninterest expenses, the provision for credit losses and income taxes.

Net interest margin and fully tax-equivalent net interest margin, a non-GAAP measure, increased 26 basis points between both the second quarter of 2024 and the second quarter of 2025 and on a YTD basis. The yield on average interest-earning assets increased 21 basis points compared to the prior year’s second quarter and 23 basis points compared to the prior YTD period, as the yield on average loans and average investments both improved. The yield on average loans for the second quarter increased 25 basis points compared to the second quarter of 2024 and 29 basis points between comparable YTD periods. The yield on average investments, including cash equivalents, increased 10 basis points compared to the prior year’s second quarter and 4 basis points on a YTD basis. The Company’s total cost of funds decreased 5 basis points from last year’s second quarter and 1 basis point YTD, as the rate paid on interest-bearing deposits and the rate paid on borrowings both decreased.

Loan balances increased on both an average and ending basis as compared to the prior year second quarter and YTD period, reflective of organic loan growth between the periods. Deposit balances also increased on both an average and ending basis as compared to the second quarter of 2024 and YTD comprised of growth in both governmental and non-governmental deposit balances. Investment balances increased on both an average and ending basis as compared to the prior year second quarter and YTD period, driven by purchases of mortgage-backed securities between the periods. Borrowing balances increased on an average basis compared to the second quarter of 2024 and YTD reflective of the Company securing certain fixed rate Federal Home Loan Bank (“FHLB”) term borrowings during the prior year’s second and third quarters to support the funding of continued loan growth, while total borrowings decreased on an ending basis compared to June 30, 2024.

The Company recorded a $4.1 million provision for credit losses during the second quarter and $10.8 million for YTD 2025 resulting in a $1.4 million and $2.0 million higher provision for credit losses than comparable prior year periods, respectively, as the Company increased credit loss reserves primarily related to the business lending portfolio. Second quarter asset quality metrics were impacted by the resolution of two nonperforming loan relationships in the business lending portfolio; one multifamily commercial real estate (“CRE”) loan relationship which was substantially paid off and one non-owner occupied CRE loan relationship which had a $4.3 million associated net charge-off. Net charge-offs were $5.1 million, or an annualized 0.20% of average loans, for the second quarter and $8.3 million, or an annualized 0.16% of average loans, for the first six months of 2025, compared to net charge-offs of $1.3 million, or an annualized 0.05% of average loans, for the prior year’s second quarter and $4.1 million, or an annualized 0.08% of average loans, for the first six months of 2024. The nonperforming loan ratio of 0.51% at June 30, 2025 increased 1 basis point from June 30, 2024 and decreased 19 basis points from December 31, 2024 primarily driven by the resolution of the two nonperforming business lending relationships described above. The 30 to 89 day delinquent loan ratio remained low at 0.51%, up slightly from 0.45% at the end of the second quarter of 2024 and down from 0.54% at December 31, 2024.

Banking services noninterest revenues, comprised of deposit service fees, mortgage banking and other banking services revenues, increased $0.4 million, or 2.1%, as compared to the prior year’s second quarter, and increased $1.3 million, or 3.4%, between the comparable YTD periods. The growth between both periods was primarily due to increases in customer interest rate swap fee revenues and CRE financing and advisory revenues. Financial services business revenues, comprised of employee benefit services, insurance services and wealth management services revenues, increased $0.3 million, or 0.6%, as compared to the prior year’s second quarter and increased $5.0 million, or 4.7%, compared to the prior YTD period, reflecting revenue growth in all three segments.

Noninterest expenses increased $10.1 million, or 8.5%, between the second quarter of 2024 and the second quarter of 2025 and increased $17.3 million, or 7.3%, between June YTD 2024 and June YTD 2025. The increases were primarily driven by salaries and employee benefits that increased $5.6 million, or 7.6%, and $9.0 million, or 6.1%, for the second quarter and YTD periods of 2025, respectively, as compared to the corresponding periods of 2024, reflective of merit and market-related increases in employee wages and incentive compensation along with higher employee medical costs. The remaining net increase in noninterest expenses were mainly due to higher data processing and communications expenses, occupancy and equipment expenses, legal and professional fees and other expenses, including the impact of $1.5 million of restructuring expenses associated with severance payments accrued for a workforce optimization plan due to planned branch consolidations and other operational initiatives.

Second quarter and YTD operating net income, a non-GAAP measure, increased $4.9 million, or 9.7%, as compared to the second quarter of 2024 and increased $13.1 million, or 13.9%, compared to June YTD 2024. Second quarter and YTD operating earnings per share, a non-GAAP measure, increased $0.09 compared to the second quarter of 2024 and increased $0.25 compared to June YTD 2024. Second quarter and YTD operating pre-tax, pre-provision net revenue per share, a non-GAAP measure, increased $0.12 compared to the second quarter of 2024 and increased $0.35 compared to June YTD 2024. These results demonstrate improvement in the Company’s core operating performance between the periods.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $51.3 million and $100.9 million, respectively, increased $3.4 million, or 7.1%, as compared to the second quarter of 2024 and increased $12.2 million, or 13.7%, compared to June YTD 2024. Earnings per share of $0.97 for the second quarter of 2025 was $0.06 higher than the second quarter of 2024, while earnings per share for the first six months of 2025 of $1.90 was $0.23 higher than the first six months of 2024. The increase in net income and earnings per share for the quarter was the result of an increase in net interest income, partially offset by increases in noninterest expenses and provision for credit losses. The increase in net income and earnings per share for the YTD period as compared to the prior year was the result of an increase in net interest income and noninterest revenues, partially offset by an increase in noninterest expenses, income taxes and the provision for credit losses. Operating net income, a non-GAAP measure, of $55.4 million and $107.5 million for the second quarter and June YTD 2025, respectively, increased $4.9 million, or 9.7%, as compared to the second quarter of 2024 and increased $13.1 million, or 13.9%, compared to June YTD 2024. Operating earnings per share, a non-GAAP measure, of $1.04 for the second quarter increased $0.09 compared to the second quarter of 2024, while operating earnings per share of $2.02 for the first six months of 2025 increased $0.25 compared to the first six months of 2024. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, second quarter net interest income of $124.7 million increased $15.3 million, or 14.0%, from the comparable prior year period. Net interest income for the first six months of 2025 increased $28.6 million, or 13.2%, compared to the first six months of 2024. The quarterly and YTD increases were primarily the result of higher yields on interest-earning assets and a higher proportion of those assets being comprised of loan balances due to organic loan growth, as well as a decrease in the rate paid on interest-bearing liabilities, partially offset by an increase in the balance of interest-bearing liabilities.

Reflective of an increase in loans outstanding and continued economic uncertainty, the provision for credit losses of $4.1 million for the second quarter and $10.8 million for June YTD increased $1.4 million and $2.0 million as compared to the second quarter and first six months of 2024, respectively.

Second quarter and year-to-date noninterest revenues were $74.5 million and $150.5 million, respectively, up $0.1 million, or 0.2%, from the second quarter of 2024 and up $5.9 million, or 4.1%, from the first six months of 2024. Total operating noninterest revenues, a non-GAAP measure, for the second quarter and June YTD were $74.5 million and $150.3 million, respectively, an increase of $0.8 million, or 1.0%, and $6.3 million, or 4.4%, from the prior second quarter and YTD period, respectively. The increase over the prior year second quarter was driven by a $0.3 million, or 0.6%, increase in financial services business revenues and a $0.4 million, or 2.1%, increase in banking noninterest revenues. The increase over the prior June YTD period was driven by a $5.0 million, or 4.7%, increase in financial services business revenues and a $1.3 million, or 3.4%, increase in banking noninterest revenues.

Noninterest expenses of $129.1 million and $254.4 million for the second quarter and June YTD periods, respectively, reflected an increase of $10.1 million, or 8.5%, from the second quarter of 2024 and an increase of $17.3 million, or 7.3%, from the first six months of 2024. The increase in noninterest expenses for the second quarter and June YTD periods was primarily due to increases in salaries and employee benefits, data processing and communications, occupancy and equipment expenses, legal and professional fees and other expenses, including the impact of $1.5 million of restructuring expenses associated with severance payments accrued for a workforce optimization plan due to planned branch consolidations and other operational initiatives. Operating noninterest expenses increased $9.1 million, or 7.9%, from the prior year second quarter, and $16.6 million, or 7.2%, from the prior June YTD.

The effective income tax rates were 22.3% and 22.5% for second quarter and YTD 2025, respectively, as compared to 22.8% and 22.9% for the comparable prior year periods.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2025	2024	2025	2024
Net interest income	$124,748	$109,409	$244,960	$216,399
Provision for credit losses	4,117	2,708	10,807	8,856
Noninterest revenues	74,508	74,390	150,544	144,675
Noninterest expenses	129,102	118,999	254,392	237,083
Income before income taxes	66,037	62,092	130,305	115,135
Income taxes	14,706	14,177	29,360	26,348
Net income	$51,331	$47,915	$100,945	$88,787

Diluted weighted average common shares outstanding	53,117	52,935	53,103	53,200
Diluted earnings per share	$0.97	$0.91	$1.90	$1.67

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

Net interest income totaled $124.7 million for the second quarter of 2025 compared to $109.4 million for the second quarter of 2024. As shown in Table 2a, fully tax-equivalent net interest income, a non-GAAP measure, for the second quarter was $125.6 million, an increase of $15.3 million from the prior year second quarter. The increase was driven by a 21 basis point increase in the yield on average interest-earning assets, a $684.6 million increase in average interest-earning asset balances and a 9 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $599.4 million increase in average interest-bearing liability balances in comparison to the second quarter of 2024. As reflected in Table 3 for the quarter, the favorable net interest income impacts of the increase in the yield on average interest-earning assets of $8.2 million, the volume increase in average interest-earning asset balances of $7.6 million and the decrease in the rate paid on average interest-bearing liabilities of $2.2 million were partially offset by the volume increase in average interest-bearing liability balances of $2.7 million.

Net interest income totaled $245.0 million for the first six months of 2025 compared to $216.4 million for the first six months of 2024. As reflected in Table 2b, June YTD fully tax-equivalent net interest income, a non-GAAP measure, of $246.7 million, increased $28.4 million, or 13.0%, from the year-earlier period. The June YTD increase resulted from a $636.0 million increase in average interest-earning asset balances and a 23 basis point increase in the yield on average interest-earning assets and a 6 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $581.6 million increase in average interest-bearing liability balances. As reflected in Table 3 for June YTD, the favorable net interest income impacts of the increase in the yield on average interest-earning assets of $16.7 million, the volume increase in average interest-earning asset balances of $13.9 million and the decrease in the rate paid on average interest-bearing liabilities of $3.2 million were partially offset by the negative impact from the volume increase in average interest-bearing liability balances of $5.4 million.

Net interest margin of 3.27% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.30% for the second quarter of 2025, as well as YTD net interest margin of 3.24% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.27%, were each 26 basis points higher compared to their respective prior year periods. The increase was primarily the result of higher yields on interest-earning assets and a higher proportion of those assets being comprised of higher yielding loan balances due to organic loan growth, as well as a decrease in the rate paid on interest-bearing liabilities, partially offset by an increase in the balance of interest-bearing liabilities.

The 21 basis point increase in the average yield on interest-earning assets for the quarter was the result of increases in both the yield on average loans and the yield on average investments, including cash equivalents. The yield on average loans for the second quarter increased by 25 basis points compared to the second quarter of 2024. The second quarter of 2025 yield on average investments including cash equivalents increased 12 basis points compared to the prior year while the yield on average investments excluding cash equivalents increased 7 basis points for the same timeframe. The 23 basis point increase in the yield on interest-earning assets for the first six months of 2025 was the result of a 29 basis point increase in the yield on average loans and a 6 basis point increase in the yield on average investments, including cash equivalents, compared to the prior YTD period. Excluding cash equivalents, the yield on average investments increased 9 basis points compared to the prior YTD period. The increase in loan yields were reflective of an increase in the proportion of higher rate new loan originations and the increase of certain variable and adjustable-rate loan yields. As the majority of the Company’s investment portfolio, excluding cash equivalents, is comprised of fixed yield securities, the increase in investment yields were driven by the sales and maturities of certain lower-yielding available-for-sale investment securities and the purchases of certain higher-yielding government agency mortgage-backed securities between the periods.

The second quarter and YTD average book balance of investments, including cash equivalents, increased $198.4 million and $85.6 million, respectively, as compared to the corresponding prior year periods, reflective of purchases of investment securities between the periods as well as sales and maturities of investment securities. Investment purchases outpaced sales, maturities, calls and principal payments during the second quarter and YTD periods, driven by $83.1 million of YTD government agency mortgage-backed securities purchases classified as held-to-maturity. The cash equivalents component of average interest-earning assets increased $110.8 million and $5.7 million for the second quarter and YTD periods, respectively, compared to the prior year periods. Average loan balances increased $486.2 million for the quarter and $550.4 million YTD as compared to the prior year, with increases in all five major loan portfolios between both periods due to organic growth.

The rate paid on average interest-bearing liabilities decreased by 9 basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits decreased 9 basis points and the average rate paid on external borrowings decreased 15 basis points from the comparable prior period. For the first six months of 2025, the rate paid on average interest-bearing liabilities decreased by 6 basis points from the comparable prior year period as the rate paid on average interest-bearing deposits decreased 3 basis points and the rate paid on average external borrowings decreased 16 basis points. The decrease in the rate paid on average interest-bearing deposits and on average borrowings was due to market-related interest rate changes between the periods, as well as a change in the proportion of overnight borrowings and term borrowings to total borrowings.

Average interest-bearing deposits increased $540.6 million compared to the prior year quarter and $565.6 million compared to the prior YTD period. The quarterly and YTD increases in average interest-bearing deposits were due to increases in all account types, including time, money market, savings and interest checking deposits. The average borrowing balance, which primarily includes borrowings at the FHLB and securities sold under agreement to repurchase (customer repurchase agreements), increased $58.8 million and $16.0 million for the quarter and YTD periods, respectively. The increase in average borrowings from the prior year quarter and YTD periods was primarily due to an increase in FHLB term borrowings to meet the Company’s funding needs.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on an FTE basis using a marginal income tax rate of 25.1% in 2025 and 24.4% in 2024. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayments, late and other fees and the amortization or accretion of acquired loan purchase discounts and premiums. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$159,688	$1,725	4.33%	$48,872	$620	5.10%
Taxable investment securities (1)	4,256,943	21,856	2.06%	4,119,882	20,159	1.97%
Nontaxable investment securities (1)	417,323	3,446	3.31%	466,757	3,866	3.33%
Loans (net of unearned discount) (2)	10,455,637	146,735	5.63%	9,969,462	133,346	5.38%
Total interest-earning assets	15,289,591	173,762	4.56%	14,604,973	157,991	4.35%
Noninterest-earning assets	1,301,150			1,174,001
Total assets	$16,590,741			$15,778,974

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$8,094,208	22,485	1.11%	$7,657,160	21,286	1.12%
Time deposits	2,125,683	18,152	3.43%	2,022,136	19,103	3.80%
Customer repurchase agreements	240,817	793	1.32%	275,954	1,174	1.71%
Overnight borrowings	16,408	187	4.56%	90,555	1,266	5.62%
FHLB and other borrowings	587,523	6,513	4.45%	419,437	4,800	4.60%
Total interest-bearing liabilities	11,064,639	48,130	1.74%	10,465,242	47,629	1.83%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,522,734			3,534,516
Other liabilities	166,403			145,341
Shareholders' equity	1,836,965			1,633,875
Total liabilities and shareholders' equity	$16,590,741			$15,778,974

Net interest earnings (FTE) (non-GAAP)		$125,632			$110,362

Net interest spread			2.79%			2.49%
Net interest spread (FTE) (non-GAAP)			2.82%			2.52%
Net interest margin			3.27%			3.01%
Net interest margin (FTE) (non-GAAP)			3.30%			3.04%

Fully tax-equivalent adjustment (non-GAAP)(3)		$884			$953

(1)Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.

(2)Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

(3)The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been fully taxable. The adjustment enhances the comparability of the performance of assets that have different tax liabilities.

Table 2b: Quarterly Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$145,249	$3,110	4.32%	$139,585	$3,704	5.34%
Taxable investment securities (1)	4,234,557	42,440	2.02%	4,095,569	38,977	1.91%
Nontaxable investment securities (1)	418,527	6,907	3.33%	477,569	7,931	3.34%
Loans (net of unearned discount) (2)	10,429,456	289,846	5.60%	9,879,085	261,052	5.31%
Total interest-earning assets	15,227,789	342,303	4.53%	14,591,808	311,664	4.30%
Noninterest-earning assets	1,287,678			1,196,112
Total assets	$16,515,467			$15,787,920

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$7,997,426	42,746	1.08%	$7,625,621	41,132	1.08%
Time deposits	2,138,825	37,177	3.51%	1,945,068	36,042	3.73%
Customer repurchase agreements	245,454	1,653	1.36%	282,980	2,427	1.73%
Overnight borrowings	36,687	833	4.58%	60,022	1,678	5.62%
FHLB and other borrowings	595,138	13,156	4.46%	409,474	9,376	4.60%
Federal Reserve short-term borrowings	0	0	0.00%	108,791	2,643	4.88%
Total interest-bearing liabilities	11,013,530	95,565	1.75%	10,431,956	93,298	1.81%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,521,356			3,552,709
Other liabilities	170,128			145,712
Shareholders' equity	1,810,453			1,657,543
Total liabilities and shareholders' equity	$16,515,467			$15,787,920

Net interest earnings (FTE) (non-GAAP)		$246,738			$218,366

Net interest spread			2.76%			2.46%
Net interest spread (FTE) (non-GAAP)			2.78%			2.49%
Net interest margin			3.24%			2.98%
Net interest margin (FTE) (non-GAAP)			3.27%			3.01%

Fully tax-equivalent adjustment (non-GAAP)(3)		$1,778			$1,967
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been fully taxable. The adjustment enhances the comparability of the performance of assets that have different tax liabilities.

As discussed above and disclosed in Table 3 below, the change in net interest income (FTE basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended June 30, 2025			Six months ended June 30, 2025
	versus June 30, 2024			versus June 30, 2024
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$1,210	$(105)	$1,105	$145	$(739)	$(594)
Taxable investment securities	684	1,013	1,697	1,351	2,112	3,463
Nontaxable investment securities	(409)	(11)	(420)	(974)	(50)	(1,024)
Loans (net of unearned discount)	6,663	6,726	13,389	14,933	13,861	28,794
Total interest-earning assets(2)	7,587	8,184	15,771	13,907	16,732	30,639

Interest paid on:
Interest checking, savings and money market deposits	1,214	(15)	1,199	1,989	(375)	1,614
Time deposits	945	(1,896)	(951)	3,453	(2,318)	1,135
Customer repurchase agreements	(137)	(244)	(381)	(168)	(606)	(774)
Overnight borrowings	(879)	(200)	(1,079)	(570)	(275)	(845)
FHLB and other borrowings	1,867	(154)	1,713	4,114	(334)	3,780
Federal Reserve short-term borrowings	0	0	0	(2,643)	0	(2,643)
Total interest-bearing liabilities(2)	2,660	(2,159)	501	5,448	(3,181)	2,267

Net interest earnings (FTE) (non-GAAP)(2)	$5,331	$9,939	$15,270	$9,789	$18,583	$28,372
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

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

Table 4: Noninterest Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2025	2024	2025	2024
Employee benefit services	$32,380	$32,118	$65,002	$63,816
Insurance services	13,388	13,307	27,589	24,416
Wealth management services	8,683	8,691	18,545	17,901
Deposit service charges and fees	7,849	7,501	15,695	15,074
Debit interchange and ATM fees	6,670	6,670	13,131	13,348
Mortgage banking	972	2,275	1,970	2,620
Other banking revenues	4,567	3,193	8,368	6,849
Loss on sales of investment securities	0	(232)	0	(232)
Unrealized (loss) gain on equity securities	(1)	867	244	883
Total noninterest revenues	$74,508	$74,390	$150,544	$144,675

Noninterest revenues/total revenues	37.4%	40.5%	38.1%	40.1%
Operating noninterest revenues/operating revenues (FTE basis) (non-GAAP) (1)	37.2%	40.1%	37.9%	39.7%
(1)	Operating noninterest revenues, a non-GAAP measure, excludes loss on sales of investment securities and unrealized (loss) gain on equity securities from total noninterest revenues. Operating revenues, a non-GAAP measure, is defined as net interest income on a FTE basis plus noninterest revenues, excluding loss on sales of investment securities and unrealized (loss) gain on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues totaled $74.5 million for the second quarter of 2025 and $150.5 million for the first six months of 2025. This represents an increase of $0.1 million, or 0.2%, for the quarter and an increase of $5.9 million, or 4.1%, for the YTD period in comparison to the equivalent 2024 periods. Noninterest revenues for the second quarter and YTD periods of 2024 include a $0.9 million unrealized gain on equity securities associated with the conversion of certain Visa Class B shares to Visa Class C shares and a $0.2 million loss on sales of investment securities associated with the sales of certain available-for-sale investment securities. Operating noninterest revenues, a non-GAAP measure as defined in the table above, totaled $74.5 million for the second quarter of 2025, an increase of $0.8 million, or 1.0%, from the prior year’s second quarter and totaled $150.3 million for the first six months of 2025, an increase of $6.3 million, or 4.4%, from the first six months of 2024.

Employee benefit services revenues increased $0.3 million, or 0.8%, and $1.2 million, or 1.9%, for the three and six months ended June 30, 2025, respectively, as compared to the equivalent prior year periods, driven by new business in recordkeeping services and increases in total participants under administration, along with growth in asset-based fee revenues resulting from market appreciation, partially offset by declines in fiduciary trust services.

Insurance services revenues increased $0.1 million, or 0.6%, and $3.2 million, or 13.0%, for the second quarter and YTD periods, respectively, due to organic and acquired growth in commissions revenues and the timing of contingent commissions.

Wealth management services revenues were consistent for the second quarter of 2025 and increased $0.6 million, or 3.6%, for June 2025 YTD as compared to the same time periods of 2024, driven by increases in trust and broker-dealer services, partially offset by declines in asset management service revenues.

Banking noninterest revenues increased $0.4 million, or 2.1%, between the second quarter of 2024 and 2025 and increased $1.3 million, or 3.4%, between the first six months of 2024 and 2025. The growth between both periods was driven by increases in other banking revenues (an increase of $1.4 million for the quarter and $1.5 million YTD) and deposit service charges and fees (an increase of $0.3 million for the quarter and $0.6 million YTD), partially offset by decreases in mortgage banking revenues (a decrease of $1.3 million for the quarter and $0.6 million YTD), and debit interchange and ATM fees (consistent with the prior year quarter and a decrease of $0.2 million YTD). The increase in other banking revenues is primarily driven by higher customer interest rate swap fee revenues and CRE financing and advisory revenues, while the decrease in mortgage banking revenues was due to the prior year including a one-time gain on mortgage servicing rights.

The ratio of noninterest revenues to total revenues was 37.4% for the second quarter of 2025 and 38.1% for June YTD 2025, compared to 40.5% for the prior year’s second quarter and 40.1% for June YTD 2024. The quarterly decrease was due to net interest income increasing 14.0% while noninterest revenues increased 0.2%. The YTD decrease was the result of net interest income increasing 13.2% while noninterest revenues increased 4.1%.

The ratio of operating noninterest revenues to operating revenues (FTE), a non-GAAP measure as defined in the table above, was 37.2% for the quarter and 37.9% for the six months ended June 30, 2025, respectively, compared to 40.1% and 39.7% for the corresponding periods of 2024. The decrease between the quarterly periods was due to a 13.8% increase in fully tax-equivalent net interest income, a non-GAAP measure, while operating noninterest revenues, a non-GAAP measure, increased 1.0%. The year-to-date decrease was a function of a 13.0% increase in fully tax-equivalent net interest income, a non-GAAP measure, while operating noninterest revenues, a non-GAAP measure, increased 4.4%.

Noninterest Expenses

Table 5 below sets forth the quarterly and YTD results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2025	2024	2025	2024
Salaries and employee benefits	$79,021	$73,447	$155,463	$146,510
Data processing and communications	16,699	15,274	32,821	29,622
Occupancy and equipment	11,486	10,715	24,184	22,077
Business development and marketing	4,001	4,139	7,131	7,184
Legal and professional fees	4,368	3,459	9,217	7,800
Amortization of intangible assets	3,369	3,877	6,851	7,453
Litigation accrual	0	0	(50)	119
Acquisition expenses	67	104	68	139
Restructuring expenses	1,525	0	1,525	0
Other	8,566	7,984	17,182	16,179
Total noninterest expenses	$129,102	$118,999	$254,392	$237,083

Noninterest expenses/average assets	3.12%	3.03%	3.11%	3.02%
Operating noninterest expenses(1)/average assets (non-GAAP)	3.04%	2.93%	3.02%	2.92%
Efficiency ratio (GAAP)	64.8%	64.7%	64.3%	65.7%
Operating efficiency ratio (non-GAAP)(2)	62.2%	62.5%	62.0%	63.3%
(1)	Operating noninterest expenses, a non-GAAP measure, is calculated as total noninterest expenses less litigation accrual, acquisition expenses, restructuring expenses and amortization of intangibles. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Operating efficiency ratio, a non-GAAP measure, is calculated as operating expenses as defined in footnote (1) above divided by net interest income on a fully tax-equivalent basis plus noninterest revenues excluding loss on sales of investment securities and unrealized gain (loss) on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $129.1 million and $254.4 million for the second quarter and YTD periods of 2025, respectively, representing an increase of $10.1 million, or 8.5%, and an increase of $17.3 million, or 7.3%, from the prior year periods, respectively. The increases were primarily driven by salaries and employee benefits that increased $5.6 million, or 7.6%, and $9.0 million, or 6.1%, for the second quarter and YTD periods of 2025, respectively, as compared to the corresponding periods of 2024. The remaining change to noninterest expenses is attributable to data processing and communications (an increase of $1.4 million for the quarter and $3.2 million YTD), occupancy and equipment (an increase of $0.8 million for the quarter and $2.1 million YTD), business development and marketing (a decrease of $0.1 million for the quarter and YTD), legal and professional fees (an increase of $0.9 million for the quarter and $1.4 million YTD), amortization of intangible assets (a decrease of $0.5 million for the quarter and $0.6 million YTD), litigation accrual (no change for the quarter and a decrease of $0.2 million YTD), acquisition expenses (a decrease of $0.1 million for the quarter and YTD), restructuring expenses (an increase of $1.5 million for the quarter and YTD) and other expenses (an increase of $0.6 million for the quarter and $1.0 million YTD).

The increases in salaries and benefits expense were driven by merit and market-related increases in employee wages and incentive compensation, select staff additions and higher employee medical costs. Data processing increases were reflective of the Company’s continued investment in key technologies, including artificial intelligence applications, customer payment fraud and cybersecurity risk management software, credit administration software and other workflow modernization initiatives. Increases in occupancy and equipment expenses were primarily due to higher property maintenance costs along with incremental expenses associated with the Bank’s de novo branches opened between the periods. The Company also recorded $1.5 million in costs related to severance payments accrued for a workforce optimization plan due to planned branch consolidations and other consumer banking operational initiatives.

The Company’s GAAP efficiency ratio was 64.8% for the second quarter of 2025, 0.1 percentage point unfavorable to the comparable quarter of 2024. This resulted from total revenues increasing 8.4%, primarily due to higher net interest income, while total noninterest expenses increased 8.5% due to the factors noted above. The GAAP efficiency ratio of 64.3% for June YTD 2025 was 1.4 percentage points favorable to the 65.7% GAAP efficiency ratio for June YTD 2024. The improvement in the GAAP efficiency ratio between the comparable YTD periods was the result of total revenues increasing 9.5% primarily due to increases in net interest income, while total noninterest expenses increased 7.3% due to the factors noted above.

The Company’s operating efficiency ratio, a non-GAAP measure as defined in the table above, was 62.2% for the second quarter, 0.3 percentage points favorable to the comparable quarter of 2024. This resulted from operating revenues (FTE), a non-GAAP measure as described above, increasing 8.7% while operating noninterest expenses, a non-GAAP measure as described above, increased 7.9%. The Company’s operating efficiency ratio, a non-GAAP measure as defined in the table above, of 62.0% for the first six months of 2025 was 1.3 percentage points favorable compared to the first six months of 2024 due to operating revenues (FTE), a non-GAAP measure as described above, increasing by 9.6% while operating noninterest expenses, a non-GAAP measure as described above, increased 7.2%.

Annualized current quarter noninterest expenses as a percentage of average assets increased 0.09 percentage points versus the second quarter of the prior year as noninterest expenses increased 8.5% while average assets increased 5.1%. On a YTD basis, annualized noninterest expenses as a percentage of average assets increased 0.09 percentage points as noninterest expenses increased 7.3% while average assets increased 4.6%. Noninterest expenses increased between both periods due to the factors noted above and average assets increased between both periods primarily due to interest-earning asset growth.

Annualized current year operating noninterest expenses, a non-GAAP measure as described above, as a percentage of average assets increased 0.09 percentage points versus the prior year quarter and the prior year-to-date period as operating noninterest expenses, a non-GAAP measure as described above, increased at a higher rate than average assets on both a quarterly and YTD basis. Operating noninterest expenses, a non-GAAP measure as described above, increased 7.9% for the quarter and 7.2% for the year-to-date period, while average assets increased 5.1% for the quarter and 4.6% for the year-to-date period.

Income Taxes

The second quarter and YTD 2025 effective income tax rates were 22.3% and 22.5%, respectively, as compared to 22.8% and 22.9% for the comparable periods of 2024. The decreases in the second quarter and YTD 2025 effective income tax rates are primarily attributable to an increase in stock-based compensation tax benefits between the periods. The Company recorded a $0.1 million and $0.6 million income tax benefit associated with stock-based compensation for the second quarter and YTD 2025, respectively. The Company recorded a $0.2 million tax expense associated with stock-based compensation for YTD 2024, while the tax expense associated with stock-based compensation was immaterial for the second quarter of 2024. The second quarter and YTD 2025 tax expense associated with the amortization of income tax credit investments was $3.0 million and $3.3 million, respectively, as compared to $0.3 million and $0.6 million for the comparable periods of 2024. The effective tax rates adjusted to exclude the income tax impact of stock-based compensation and amortization of income tax credit investments for the second quarter and YTD 2025 were 18.0% and 20.5%, respectively, as compared to 22.3% and 22.1% for the comparable periods of 2024, due to an increase in federal income tax credits associated with the Company’s investment in tax credits generated by a solar energy producing company.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $4.35 billion at the end of the second quarter, an increase of $131.7 million, or 3.1%, from December 31, 2024 and an increase of $183.5 million, or 4.4%, from June 30, 2024. The book value of investment securities (excluding unrealized gains and losses) of $4.68 billion at the end of the second quarter increased $61.8 million, or 1.3%, from December 31, 2024 and increased $87.3 million, or 1.9%, from June 30, 2024, driven by government agency mortgage-backed securities purchases. During the first six months of 2025, the Company purchased $82.2 million of government agency mortgage-backed securities with an average yield of 5.41%, which the Company classified as held-to-maturity. These additions were offset by $36.1 million of investment maturities, calls and principal payments during the first six months of 2025. Additionally, there was $19.0 million of net accretion on investment securities during the first six months of 2025. The effective duration of the investment securities portfolio was 5.8 years at the end of the second quarter of 2025, as compared to 6.2 years at the end of 2024 and 6.6 years at the end of the second quarter of 2024.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At June 30, 2025, the investment portfolio (excluding held-to-maturity investment securities) had a $334.7 million net unrealized loss, a $69.9 million decrease from the $404.6 million net unrealized loss at December 31, 2024 and a $96.2 million decrease from the $430.9 million net unrealized loss at June 30, 2024. These decreases were principally driven by the movements in medium to long-term interest rates, as well as the volume and rates associated with the securities sales and maturities that occurred during the past 12 months.

The following table sets forth the carrying value of the Company’s investment securities portfolio:

Table 6: Investment Securities

	June 30,	December 31,	June 30,
(000's omitted)	2025	2024	2024
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,154,944	$2,083,786	$2,056,048
Obligations of state and political subdivisions	375,240	386,495	417,443
Government agency mortgage-backed securities	291,927	301,224	320,295
Government agency collateralized mortgage obligations	5,430	6,512	7,670
Corporate debt securities	4,829	7,697	7,497
Total available-for-sale portfolio	2,832,370	2,785,714	2,808,953

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	1,153,480	1,138,743	1,123,825
Government agency mortgage-backed securities	277,511	206,412	147,284
Total held-to-maturity portfolio	1,430,991	1,345,155	1,271,109

Equity and Other Securities:
Equity securities without readily determinable fair value:
Federal Home Loan Bank common stock	44,859	45,408	44,838
Federal Reserve Bank common stock	33,331	33,442	33,568
Other equity securities without readily determinable fair value	5,922	6,313	6,089
Total equity securities without readily determinable fair value	84,112	85,163	84,495
Equity securities with readily determinable fair value	2,597	2,354	2,005
Total equity and other securities	86,709	87,517	86,500

Total investments	$4,350,070	$4,218,386	$4,166,562

Loans

Loans ended the second quarter at $10.52 billion, $86.8 million, or 0.8%, higher than December 31, 2024 and $495.3 million, or 4.9%, higher than June 30, 2024 ending loans.

Mortgages on commercial property combined with general-purpose business lending to commercial, industrial, non-profit and governmental customers and vehicle dealer floor plan financing is characterized as the Company’s business lending activity. The business lending portfolio increased $247.0 million, or 5.8%, from June 30, 2024, and $36.0 million, or 0.8%, from December 31, 2024, driven by net organic growth over both periods. As compared to December 31, 2024, multifamily increased $66.6 million, or 9.2% and business non-real estate loans, including commercial and industrial lending, increased $97.7 million, or 8.6%, while non-owner occupied CRE decreased $108.5 million, or 6.1%, and owner-occupied CRE decreased $19.7 million, or 2.3%. The change from December 31, 2024 includes $80.3 million of construction loans that were reclassified from non-owner occupied to multifamily during the first quarter of 2025. While certain macroeconomic concerns persist related to non-owner occupied and multifamily CRE, the Company’s exposure to these portfolios is diverse both geographically and by industry type, and remains relatively low at 15% of total assets, 24% of total loans and 184% of total bank-level regulatory capital. CRE lending represents 72.7% of the total business lending portfolio at June 30, 2025, compared to 74.7% at December 31, 2024 and 74.5% at June 30, 2024. Other commercial and industrial lending represents the remaining 27.3% of total business lending at June 30, 2025, compared to 25.3% at December 31, 2024 and 25.5% at June 30, 2024. The Company’s largest non-owner occupied CRE lending concentration by property type is multifamily at 23.9% of total business lending, followed by office and lodging, at 10.9% and 10.3%, respectively. The Company’s largest owner-occupied lending concentration by industry is retail trade at 8.7% of total business lending, followed by real estate rental and leasing and health care and social assistance that each comprise 2.5% of total business lending. These levels demonstrate the Company’s diversity in the lending portfolio, as there are no significant industry or geographic concentrations, no metropolitan statistical area (“MSA”) accounting for more than 14% of the CRE portfolio and a very low level of CRE lending being conducted in major metropolitan areas. See Table 7 below for concentrations of CRE lending by borrower type and Table 8 below for concentrations of CRE by property location.

The business loan balance increases are reflective of continued high demand for multi-family housing, expansion of internal resources and proactive business development and pricing in the Company’s market areas, as well as the Company’s strong liquidity profile relative to competitors that creates opportunities to gain market share. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong credit quality and producing profitable margins. The Company intends the composition of its growth in its business lending portfolio over the remainder of 2025 to be proportionally higher for business non-real estate lending than CRE lending compared to what was experienced by the Company over the past several years, with the intent of keeping CRE loans’ share of the total business portfolio at or below recent levels. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category. To assist business lending customers in managing their interest rate risk, the Company enters into interest rate swaps which have associated interest rate and credit risk; for additional detail on the Company’s use of interest rate swaps, see Note K beginning on page 33 of this Form 10-Q.

The following table presents the concentration by borrower type of the Company’s CRE loan balances as of June 30, 2025 and December 31, 2024:

Table 7: Concentrations of CRE Lending by Borrower Type

	June 30, 2025		December 31, 2024
	Amortized	Percentage of	Amortized	Percentage of
(000’s omitted, except percentages)	Cost	Total	Cost	Total
Multifamily and non-owner occupied CRE by property type:
Multifamily	$790,694	23.9%	$724,114	21.5%
Office	358,935	10.9%	368,387	11.0%
Lodging	338,001	10.3%	336,221	10.0%
Commercial Construction	320,779	9.7%	395,482	11.7%
Retail	253,693	7.7%	256,351	7.6%
Other Lessors of CRE	181,851	5.5%	200,215	6.0%
Warehouse/Industrial	148,724	4.5%	149,722	4.5%
Nursing/Assisted Living	53,420	1.6%	56,159	1.7%
Residential Construction	3,476	0.1%	4,278	0.1%
All Other	7,708	0.2%	8,284	0.2%
Total multifamily and non-owner occupied CRE	2,457,281	74.4%	2,499,213	74.3%

Owner-occupied CRE by industry:
Retail Trade	288,326	8.7%	293,208	8.7%
Real Estate Rental and Leasing	82,743	2.5%	81,802	2.4%
Health Care and Social Assistance	81,592	2.5%	85,151	2.5%
Other Services	72,682	2.2%	81,688	2.4%
Accommodation and Food Services	60,423	1.8%	39,385	1.2%
Arts, Entertainment and Recreation	59,678	1.8%	87,709	2.6%
Agriculture and Forestry	50,279	1.5%	51,602	1.5%
Manufacturing	47,063	1.4%	49,558	1.5%
Wholesale Trade	23,296	0.7%	25,312	0.8%
Construction	19,124	0.6%	16,791	0.5%
Transportation and Warehousing	11,245	0.3%	11,547	0.3%
Professional, Scientific and Technical Services	9,744	0.3%	7,603	0.2%
Educational Services	5,448	0.2%	4,618	0.1%
All Other	33,429	1.1%	28,809	1.0%
Total owner occupied CRE	845,072	25.6%	864,783	25.7%

Total CRE	$3,302,353	100.0%	$3,363,996	100.0%

The following table presents the geographic concentrations of the Company’s CRE loan balances by property location (MSA) as of June 30, 2025 and December 31, 2024:

Table 8: Concentrations of CRE by Property Location

June 30, 2025	Multifamily CRE		Owner occupied CRE		Non-owner occupied CRE		Total CRE
	Amortized	Percentage of	Amortized	Percentage of	Amortized	Percentage of	Amortized	Percentage of
(000’s omitted, except percentages)	Cost	Total CRE	Cost	Total CRE	Cost	Total CRE	Cost	Total CRE
MSA:
Albany-Schenectady-Troy, NY	$97,881	3.0%	$97,383	2.9%	$250,484	7.6%	$445,748	13.5%
Burlington-South Burlington, VT	193,311	5.9%	36,532	1.1%	144,535	4.4%	374,378	11.4%
Rochester, NY	37,442	1.1%	102,050	3.1%	143,079	4.3%	282,571	8.5%
Buffalo-Cheektowaga, NY	38,536	1.2%	63,027	1.9%	155,605	4.7%	257,168	7.8%
Syracuse, NY	11,984	0.4%	71,382	2.2%	146,950	4.4%	230,316	7.0%
Scranton Wilkes-Barre, PA	61,658	1.9%	61,560	1.9%	94,822	2.9%	218,040	6.7%
Utica-Rome, NY	49,360	1.5%	35,207	1.1%	57,284	1.7%	141,851	4.3%
Glens Falls, NY	43,591	1.3%	3,685	0.1%	20,735	0.6%	68,011	2.0%
All Other MSA - NY(1)(2)	61,522	1.9%	65,997	2.0%	98,516	3.0%	226,035	6.9%
All Other MSA - PA(1)(2)	17,024	0.5%	56,597	1.7%	126,783	3.8%	200,404	6.0%
All Other MSA(1)	84,968	2.6%	41,939	1.3%	194,189	5.9%	321,096	9.8%

Non-MSAs:
NY	51,830	1.6%	160,961	4.9%	183,260	5.5%	396,051	12.0%
All Other Non-MSA	41,587	1.0%	48,752	1.4%	50,345	1.7%	140,684	4.1%
Total	$790,694	23.9%	$845,072	25.6%	$1,666,587	50.5%	$3,302,353	100.0%

December 31, 2024	Multifamily CRE		Owner occupied CRE		Non-owner occupied CRE		Total CRE
	Amortized	Percentage of	Amortized	Percentage of	Amortized	Percentage of	Amortized	Percentage of
(000’s omitted, except percentages)	Cost	Total CRE	Cost	Total CRE	Cost	Total CRE	Cost	Total CRE
MSA:
Albany-Schenectady-Troy, NY	$104,274	3.1%	$104,162	3.1%	$250,019	7.4%	$458,455	13.6%
Burlington-South Burlington, VT	172,602	5.1%	38,500	1.1%	153,102	4.6%	364,204	10.8%
Rochester, NY	30,391	0.9%	101,207	3.0%	144,261	4.3%	275,859	8.2%
Buffalo-Cheektowaga, NY	37,587	1.1%	59,919	1.8%	172,484	5.1%	269,990	8.0%
Syracuse, NY	12,372	0.4%	71,519	2.1%	145,796	4.3%	229,687	6.8%
Scranton Wilkes-Barre, PA	61,857	1.8%	60,603	1.8%	101,573	3.0%	224,033	6.6%
Utica-Rome, NY	39,294	1.2%	35,885	1.1%	63,696	1.9%	138,875	4.2%
Ithaca, NY	30,966	0.9%	12,132	0.4%	23,481	0.7%	66,579	2.0%
All Other MSA - NY(1)(2)	87,605	2.6%	60,698	1.8%	107,881	3.2%	256,184	7.6%
All Other MSA - PA(1)(2)	17,017	0.5%	63,142	1.9%	97,908	2.9%	178,067	5.3%
All Other MSA(1)	50,505	1.5%	43,928	1.3%	249,527	7.4%	343,960	10.2%

Non-MSAs:
NY	53,690	1.6%	161,967	4.8%	198,312	5.9%	413,969	12.3%
All Other Non-MSA	25,954	0.8%	51,121	1.5%	67,059	2.1%	144,134	4.4%
Total	$724,114	21.5%	$864,783	25.7%	$1,775,099	52.8%	$3,363,996	100.0%
(1)	The MSAs within these captions are individually less than 2% of total CRE exposure.
(2)	The MSAs within these captions include certain counties in adjacent states with a high degree of economic and social integration with the respective core city in New York or Pennsylvania.

Consumer mortgages increased $154.9 million, or 4.6%, from one year ago and increased $33.2 million, or 1.0%, from December 31, 2024, with the increases over both periods representing net organic growth and included the impact of certain secondary market sales of new volume production. The Company sold $16.6 million and $34.1 million of consumer mortgage production during the three and six months ended 2025, respectively. Over the past year, the Company produced net organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, recruitment of additional mortgage loan originators and proactive business development efforts, while also benefitting from the comparatively stable housing market conditions in the Company’s primary markets relative to the national environment. Home equity loans increased $42.2 million, or 9.3%, from one year ago and increased $16.8 million, or 3.5%, from December 31, 2024, in part a result of lower levels of payoffs and paydowns related to consumer mortgage refinancing in a relatively high interest rate environment as compared to medium to long-term history.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine and recreational vehicle dealerships (referred to as “consumer indirect”), increased $51.2 million, or 2.7%, from one year ago, and increased $0.7 million, or 0.1%, from December 31, 2024. The increases were primarily due to the Company offering competitive pricing, benefitting from reduced participation by certain competitors and capturing an increased share of the sales volumes that existed in its market area and dealer network, which resulted in growth in the Company’s consumer installment portfolio, partially offset by a weather-related reduction in vehicle sales volumes in the Company’s footprint during the beginning of 2025 that recovered during the second quarter of 2025 as conditions improved. Although the consumer indirect loan market is highly competitive, the Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio, while continuing to pursue the expansion of its dealer network. Consumer direct loans have historically provided attractive returns, and the Company is committed to providing competitive market offerings to its customers in this important loan category. Despite the strong competition the Company faces from the financing subsidiaries of vehicle manufacturers and other financial intermediaries, the Company will continue to strive to grow these key portfolios through varying market conditions over the long term.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as of the end of the periods indicated, as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to change when the risk factors of each component part change. The allocation is not indicative of the specific amount of future net charge-offs that is expected to be incurred in each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 9, total allowance for credit losses at the end of the first quarter was $81.9 million, an increase of $10.5 million, or 14.6%, from one year earlier and up $2.7 million, or 3.5%, from the end of 2024.

Table 9: Allowance for Credit Losses by Loan Type

	June 30, 2025		December 31, 2024		June 30, 2024
	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of
	for Credit	Total Loan	for Credit	Total Loan	for Credit	Total Loan
(000's omitted except for ratios)	Losses	Balances	Losses	Balances	Losses	Balances
Business lending	$41,154	43.2%	$37,201	43.2%	$31,128	42.8%
Consumer mortgage	14,196	33.5%	15,017	33.5%	14,303	33.6%
Consumer indirect	19,885	16.8%	20,895	16.9%	20,124	17.2%
Consumer direct	4,133	1.8%	3,453	1.8%	3,368	1.9%
Home equity	1,483	4.7%	1,548	4.6%	1,519	4.5%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total	$81,851	100.0%	$79,114	100.0%	$71,442	100.0%

As demonstrated in Table 9, the consumer direct and indirect installment loan portfolios and the business lending portfolio carry higher credit risk than the consumer mortgage and home equity portfolios; therefore, the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential losses not captured in the specific allowance categories due to model imprecision. The unallocated allowance of $1.0 million at June 30, 2025 was consistent with December 31, 2024 and June 30, 2024.

Allowance for credit losses and loan net charge-off ratios are as follows:

Table 10: Loan Ratios

	June 30,	December 31,	June 30,
	2025	2024	2024
Allowance for credit losses/total loans	0.78%	0.76%	0.71%
Allowance for credit losses/nonperforming loans	153%	108%	141%
Nonaccrual loans/total loans	0.44%	0.64%	0.47%
Allowance for credit losses/nonaccrual loans	179%	119%	151%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	0.40%	0.13%	0.02%
Consumer mortgage	0.00%	0.00%	0.00%
Consumer indirect	0.05%	0.31%	0.16%
Consumer direct	0.70%	0.68%	0.80%
Home equity	0.01%	0.03%	0.03%
Total loans	0.20%	0.12%	0.05%

Net charge-offs during the second quarter of 2025 were $5.1 million, an increase of $3.8 million compared to the second quarter of 2024. The business lending portfolio experienced higher net charge-off levels compared with the second quarter of 2024 while the consumer installment, consumer mortgage and home equity portfolios were below prior year levels. The increase in the net charge-off levels for the second quarter of 2025 was primarily due to the charge-off of one non-owner occupied CRE loan relationship that was previously individually assessed. The one non-owner occupied CRE charged-off loan represented $4.3 million of the total $4.5 million net charge-offs in the business lending portfolio and contributed 38 basis points to the net charge-off ratio for business lending for the second quarter of 2025. The total net charge-off ratio (net charge-offs annualized as a percentage of average loans outstanding for the quarter) for the second quarter was 0.20%, 8 basis points higher than the ratio for the fourth quarter of 2024 and 15 basis points higher than the ratio for the second quarter of 2024. The net charge-off ratios for the second quarter of 2025 for the business lending, portfolio was above the Company’s average for the trailing eight quarters, while the net charge-off ratio for the consumer mortgage, consumer installment and home equity portfolios were below the Company’s average for the trailing eight quarters.

Other real estate owned (“OREO”) at June 30, 2025 was $8.0 million. This compares to $2.8 million at December 31, 2024 and $1.7 million at June 30, 2024. At June 30, 2025, OREO consisted of 44 residential properties with a total value of $2.6 million and one commercial lending relationship consisting of multiple properties with an aggregate value of $5.4 million. This compares to 44 residential properties with a total value of $2.8 million and no commercial properties at December 31, 2024, and 24 residential properties with a total value of $1.4 million and one commercial property with a value of $0.3 million at June 30, 2024. The increase in OREO over the last twelve months was primarily driven by commercial OREO related to an investment in a special purpose entity that holds the property underlying the previously mentioned charged-off CRE loan, while the increase in residential OREO is related to the Company working through a backlog of residential foreclosures that arose due to pandemic-related moratoriums that have since been lifted.

Approximately 34% of the nonperforming loans at June 30, 2025 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry and property type. Of the nonperforming loans in the business lending portfolio, other commercial and industrial loans represents 55% of the balance, owner-occupied CRE represents 36% of the balance, non-owner occupied CRE represents 8% of the balance and multifamily represents the remaining 1% of the balance. Nonperforming business loans decreased 49 basis points as compared to December 31, 2024 and were consistent as compared to June 30, 2024. The decrease in nonperforming business loans as compared to December 31, 2024 is primarily related to the charge-off of one non-owner occupied CRE loan relationship previously mentioned and the substantial repayment of one multifamily CRE nonperforming loan relationship.

Approximately 58% of nonperforming loans at June 30, 2025 were comprised of consumer mortgages. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. Inflation rates have become lower and more stable, and the unemployment rate remains low; this has contributed to the credit performance in the consumer mortgage loan portfolio remaining favorable. The remaining 8% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 153% at the end of the second quarter, as compared to 108% at year-end 2024 and 141% at June 30, 2024. The increase in this ratio versus the end of 2024 and one year ago was due to the allowance for credit losses increasing proportionally more than nonperforming loans.

The Company’s asset quality metrics, including net charge-offs and delinquent and nonperforming loans, remain relatively low compared to the banking industry, reflecting the Company’s robust risk management practices and disciplined credit quality standards.

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

Delinquent loans (defined as loans 30 days or more past due or in nonaccrual status) as a percent of total loans was 1.01% at the end of the second quarter, 23 basis points below the 1.24% at year-end 2024 and 6 basis points above the 0.95% at June 30, 2024. The business lending delinquency ratio at the end of the second quarter of 0.50% was 48 basis points below the level of 0.98% at December 31, 2024 and 8 basis points above the level of 0.42% at June 30, 2024. The changes in the delinquent loan ratios over the indicated prior periods were related to the previously mentioned charged-off and substantially repaid CRE loans. The delinquency rates for all loan portfolios except for consumer mortgage decreased as compared to the levels at December 31, 2024. The delinquency rates for business lending and consumer mortgage increased as compared to the levels at June 30, 2024, while consumer installment and home equity decreased.

The Company recorded a $4.1 million provision for credit losses in the second quarter of 2025. The second quarter provision for credit losses was $1.4 million higher than the equivalent prior year period’s provision for credit losses of $2.7 million. The allowance for credit losses of $81.9 million as of June 30, 2025 increased $10.5 million from the level one year ago. The current quarter provision for credit losses is reflective of the Company increasing its qualitative assessment for business lending. The allowance for credit losses to total loans ratio was 0.78% at June 30, 2025, 2 basis points higher than the levels at December 31, 2024 and 7 basis points higher than June 30, 2024. Refer to Note E: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of June 30, 2025, the net purchase discount related to the $837.3 million of remaining non-purchased credit deteriorated (“PCD”) loan balances acquired through prior period acquisition transactions was approximately $16.1 million, or 1.9% of that portfolio.

Deposits

As shown in Table 11, average deposits of $13.74 billion in the second quarter were $528.8 million, or 4.0%, higher than the second quarter of 2024 and increased $267.4 million, or 2.0%, from the fourth quarter of last year. On an ending basis, total deposits increased $260.0 million, or 1.9%, from December 31, 2024 and were $563.9 million, or 4.3%, higher than one year prior. Average noninterest checking deposits as a percentage of average total deposits was 25.6% in the second quarter compared to 26.7% in the second quarter of 2024 and 26.7% in the fourth quarter of last year. Average non-maturity deposits represented 84.5% of the Company’s average deposit funding base in the second quarter of 2025, while time deposits represented 15.5% of total average deposits. In comparison, time deposits represented 15.3% of total average deposits during the second quarter of 2024 and 16.2% of total average deposits during the fourth quarter of last year. The quarterly average cost of deposits was 1.19% for the second quarter of 2025, compared to 1.23% in the second quarter of 2024, reflective of the decrease in certain deposit interest rates as a result of changing market conditions. The Company continues to focus on expanding its deposit relationship base through its competitive product offerings, high-quality customer service, and market expansion initiatives.

The Company’s deposit base is well diversified across customer segments, which as of June 30, 2025 is comprised of approximately 59% consumer, 27% business and 14% governmental, and broadly dispersed with an average consumer deposit balance per account of approximately $12,000 and average business deposit relationship of approximately $74,000, while the Company’s total average deposit balance per account is under $20,000. In addition, at the end of the quarter, 65% of the Company’s total deposit balances were in checking and low-rate savings accounts and the weighted-average age of the Company’s non-maturity deposit accounts was approximately 15 years. The total estimated amount of deposits that exceeded the $250,000 insured limit provided by the FDIC, net of collateralized and intercompany deposits, was approximately $2.41 billion at June 30, 2025. This amount is determined by adjusting the amounts reported in the Bank Call Report by intercompany deposits, which are not external customers and are therefore eliminated in consolidation, and municipal deposits whose uninsured balances are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at June 30, 2025, reported gross, totaled $4.53 billion, which includes intercompany account balances of $310.6 million, and collateralized deposits of $1.81 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent 82% of ending total deposits at June 30, 2025. These estimates are based on the determination of known deposit account balances of each depositor and the insurance guidelines provided by the FDIC.

Average non-governmental and reciprocal deposits for the second quarter of 2025 increased $136.2 million, or 1.2%, versus the fourth quarter of 2024 and increased $234.0 million, or 2.1%, versus the year-earlier period, primarily driven by higher average balances of consumer money market deposits. Average governmental deposits for the second quarter increased $131.2 million, or 6.4%, from the fourth quarter of 2024 and $294.8 million, or 15.7%, from the second quarter of 2024. Average governmental deposits as a percentage of total average deposits increased from 14.2% in the second quarter of 2024 to 15.8% in the second quarter of 2025. The increase in average governmental and non-governmental and reciprocal deposit balances were reflective of competitive price offerings and expansion of the Company’s deposit relationship base due to the Company’s business development efforts.

Table 11: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000’s omitted)	2025	2024	2024
Noninterest checking deposits	$3,522,734	$3,603,416	$3,534,516
Interest checking deposits	2,949,860	2,903,412	2,851,181
Savings deposits	2,328,638	2,226,716	2,226,220
Money market deposits	2,815,710	2,559,531	2,579,759
Time deposits	2,125,683	2,182,140	2,022,136
Total deposits	$13,742,625	$13,475,215	$13,213,812
Nongovernmental and reciprocal deposits	$11,565,282	$11,429,073	$11,331,272
Governmental deposits	2,177,343	2,046,142	1,882,540
Total deposits	$13,742,625	$13,475,215	$13,213,812

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the second quarter of 2025 totaled $713.8 million. This was $23.5 million, or 3.2%, lower than borrowings at December 31, 2024 and $2.9 million, or 0.4%, below the level at the end of the second quarter of 2024. The decrease from the end of the prior year’s second quarter was due to a decrease in overnight borrowings of $47.2 million, partially offset by increases in finance lease liabilities of $3.1 million related to the Company’s de novo branch expansions and other FHLB borrowings of $41.2 million, as the Company secured fixed rate FHLB term borrowings in the third quarter of 2024 to support the funding of continued loan growth. The decrease from the end of 2024 was primarily related to a decrease in other FHLB borrowings of $35.7 million largely driven by the scheduled paydowns of amortizing advances, partially offset by an increase in overnight borrowings of $12.4 million.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized governmental and commercial funding from customers that price and operate similar to a deposit instrument. Customer repurchase agreements were $180.6 million at the end of the second quarter of 2025, $80.9 million lower than December 31, 2024, due primarily to the seasonal characteristics of this portfolio, and $34.8 million lower than June 30, 2024.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity of $1.88 billion at the end of the second quarter of 2025 represents an increase of $120.3 million from the balance at December 31, 2024. The increase was primarily driven by a decrease in accumulated other comprehensive loss of $61.3 million, net income of $101.0 million and stock-based compensation of $5.6 million, partially offset by common stock dividends declared of $48.6 million. The decrease in accumulated other comprehensive loss was mainly comprised of $61.2 million of other comprehensive income related to the Company’s investment securities portfolio, including a net increase in the after-tax market value adjustment on the available-for-sale investment portfolio as medium and long-term market interest rates decreased between the periods. Over the past 12 months, total shareholders’ equity increased $212.9 million, as net income, an increase in the after-tax market value adjustment on investments, the issuance of common stock in association with the employee stock plans and adjustments to the overfunded status of the Company’s employee retirement plans more than offset common stock dividends declared.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2025 was 48.2%, compared to 53.5% for the first six months of 2024. Second quarter dividends declared increased 2.3% versus one year earlier, as the Company’s quarterly dividend per share was raised from $0.45 to $0.46 in the third quarter of 2024, while total shares outstanding increased 0.7% due to issuances from the Company’s employee stock plans.

During the third quarter of 2025, the Company announced a one cent, or 2.2%, increase in the quarterly dividend to $0.47 per share on its common stock, which marked the 33rd consecutive year of dividend increases for the Company.

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

The Company and the Bank are required to maintain a capital conservation buffer (“CCB”), composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of June 30, 2025, December 31, 2024 and June 30, 2024. Therefore, to satisfy both the minimum risk-based capital ratios and the CCB as of those dates, the Company and the Bank must maintain:

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

As of June 30, 2025, December 31, 2024 and June 30, 2024, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. The regulatory capital ratios for the Company and Bank are presented below.

Table 12: Regulatory Ratios

	June 30, 2025		December 31, 2024		June 30, 2024
	Community		Community		Community
	Financial	Community	Financial	Community	Financial	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.42%	7.99%	9.19%	7.69%	9.07%	7.68%
Common equity Tier 1 capital ratio	14.68%	12.49%	14.23%	11.96%	14.03%	11.82%
Tier 1 risk-based capital ratio	14.68%	12.50%	14.23%	11.96%	14.03%	11.82%
Total risk-based capital ratio	15.48%	13.30%	15.01%	12.74%	14.75%	12.54%

The Company’s tier 1 leverage ratio was 9.42% at the end of the second quarter, an increase of 23 basis points from December 31, 2024 and 35 basis points above its level one year earlier. The increase in the Tier 1 leverage ratio in comparison to December 31, 2024 was the result of ending shareholders’ equity, excluding intangibles and other comprehensive income or loss items, increasing 4.3%, while average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, increased a lesser 1.7%. The Tier 1 leverage ratio also increased compared to the prior year’s second quarter as shareholders’ equity, excluding intangibles and other comprehensive income or loss items, increased 8.7%, while average assets, excluding intangibles and the market value adjustment, increased a lesser 4.6%. The increases in shareholders’ equity, excluding intangibles and other comprehensive income or loss items, were primarily a result of net earnings retention while the increases in average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, were reflective of organic loan growth and investment purchases primarily funded by net deposit inflows.

The shareholders’ equity-to-assets ratio was 11.30% at the end of the second quarter of 2025 compared to 10.76% at December 31, 2024 and 10.50% at June 30, 2024. The tangible equity-to-tangible assets ratio, a non-GAAP measure, of 6.51% increased 0.68 percentage points from December 31, 2024 and increased 1.13 percentage points versus June 30, 2024 (see Table 14 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The increase in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from one year prior was driven by a $219.7 million, or 27.1%, increase in tangible equity, a non-GAAP measure, while tangible assets, a non-GAAP measure, increased $765.0 million, or 5.1%. The increase in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from December 31, 2024 was driven by a $123.1 million, or 13.6%, increase in tangible equity, a non-GAAP measure, while tangible assets, a non-GAAP measure, increased $281.8 million, or 1.8%. The increases in tangible equity, a non-GAAP measure, were mainly due to a decrease in accumulated other comprehensive loss related to the investment securities portfolio and net earnings retention while the increases in tangible assets, a non-GAAP measure, were due primarily to the interest-earning asset growth described above.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as borrowings from the FHLB and the FRB and credit lines from correspondent banks. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary sources of funds are deposits, which totaled $13.70 billion at June 30, 2025. The primary sources of non-deposit funds are customer repurchase agreements and FHLB and FRB overnight advances and term borrowings. At June 30, 2025, there were $180.6 million of customer repurchase agreements, $130.4 million of overnight borrowings, and $574.9 million of FHLB term borrowings outstanding.

The Company’s primary sources of available liquidity include unrestricted cash and cash equivalents, borrowing capacity at the FHLB and FRB, as well as net unpledged investment securities that could be sold, subject to market conditions, or used to collateralize additional funding. Table 13 below details the available sources of liquidity at June 30, 2025. In addition, there was $75.0 million available in unsecured lines of credit with correspondent banks at June 30, 2025. The Company’s sources of immediately available liquidity of $5.94 billion as of June 30, 2025 represent approximately 246% of the Company’s estimated uninsured deposits (deposits in excess of FDIC limits), net of collateralized and intercompany deposits (“net estimated uninsured deposits”), estimated to be approximately $2.41 billion.

Table 13: Sources of Liquidity

	June 30,	December 31,	June 30,
(000’s omitted)	2025	2024	2024
Unrestricted cash and cash equivalents	$231,178	$191,894	$201,493
FHLB borrowing capacity	1,273,712	1,185,087	1,182,480
FRB borrowing capacity	2,615,301	2,670,278	1,165,833
Net unpledged investment securities	1,823,420	1,726,680	1,891,058
Total sources of liquidity	$5,943,611	$5,773,939	$4,440,864

Net estimated uninsured deposits	$2,411,874	$2,347,825	$2,143,772

Total sources of liquidity/net estimated uninsured deposits	246%	246%	207%

To measure intermediate risk over the next twelve months, the Company reviews a sources and uses projection. As of June 30, 2025, there is sufficient liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed for various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of June 30, 2025 indicate the Company has sufficient sources of liquidity for the next year in all simulated stressed scenarios.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 14: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2025	2024	2025	2024
Operating pre-tax, pre-provision net revenue (non-GAAP)
Net income (GAAP)	$51,331	$47,915	$100,945	$88,787
Income taxes	14,706	14,177	29,360	26,348
Income before income taxes	66,037	62,092	130,305	115,135
Provision for credit losses	4,117	2,708	10,807	8,856
Pre-tax, pre-provision net revenue (non-GAAP)	70,154	64,800	141,112	123,991
Acquisition expenses	67	104	68	139
Litigation accrual	0	0	(50)	119
Restructuring expenses	1,525	0	1,525	0
Loss on sales of investment securities	0	232	0	232
Unrealized loss (gain) on equity securities	1	(867)	(244)	(883)
Amortization of intangible assets	3,369	3,877	6,851	7,453
Operating pre-tax, pre-provision net revenue (non-GAAP)	$75,116	$68,146	$149,262	$131,051

Operating pre-tax, pre-provision net revenue per share (non-GAAP)
Diluted earnings per share (GAAP)	$0.97	$0.91	$1.90	$1.67
Income taxes	0.27	0.26	0.55	0.50
Income before income taxes	1.24	1.17	2.45	2.17
Provision for credit losses	0.08	0.06	0.20	0.16
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.32	1.23	2.65	2.33
Acquisition expenses	0.00	0.00	0.00	0.00
Litigation accrual	0.00	0.00	0.00	0.00
Restructuring expenses	0.03	0.00	0.03	0.00
Loss on sales of investment securities	0.00	0.00	0.00	0.00
Unrealized loss (gain) on equity securities	0.00	(0.01)	0.00	(0.01)
Amortization of intangible assets	0.06	0.07	0.13	0.14
Operating pre-tax, pre-provision net revenue per share (non-GAAP)	$1.41	$1.29	$2.81	$2.46

Operating net income (non-GAAP)
Net income (GAAP)	$51,331	$47,915	$100,945	$88,787
Acquisition expenses	67	104	68	139
Tax effect of acquisition expenses	(12)	(23)	(14)	(31)
Subtotal (non-GAAP)	51,386	47,996	100,999	88,895
Litigation accrual	0	0	(50)	119
Tax effect of litigation accrual	0	0	10	(26)
Subtotal (non-GAAP)	51,386	47,996	100,959	88,988
Restructuring expenses	1,525	0	1,525	0
Tax effect of restructuring expenses	(274)	0	(313)	0
Subtotal (non-GAAP)	52,637	47,996	102,171	88,988
Loss on sales of investment securities	0	232	0	232
Tax effect of loss on sales of investment securities	0	(52)	0	(52)
Subtotal (non-GAAP)	52,637	48,176	102,171	89,168
Unrealized loss (gain) on equity securities	1	(867)	(244)	(883)
Tax effect of unrealized loss (gain) on equity securities	0	193	50	197
Subtotal (non-GAAP)	52,638	47,502	101,977	88,482
Amortization of intangible assets	3,369	3,877	6,851	7,453
Tax effect of amortization of intangible assets	(605)	(864)	(1,404)	(1,651)
Operating net income (non-GAAP)	$55,402	$50,515	$107,424	$94,284

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2025	2024	2025	2024
Operating diluted earnings per share (non-GAAP)
Diluted earnings per share (GAAP)	$0.97	$0.91	$1.90	$1.67
Acquisition expenses	0.00	0.00	0.00	0.00
Tax effect of acquisition expenses	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.97	0.91	1.90	1.67
Litigation accrual	0.00	0.00	0.00	0.00
Tax effect of litigation accrual	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.97	0.91	1.90	1.67
Restructuring expenses	0.03	0.00	0.03	0.00
Tax effect of restructuring expenses	(0.01)	0.00	(0.01)	0.00
Subtotal (non-GAAP)	0.99	0.91	1.92	1.67
Loss on sales of investment securities	0.00	0.00	0.00	0.00
Tax effect of loss on sales of investment securities	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.99	0.91	1.92	1.67
Unrealized loss (gain) on equity securities	0.00	(0.01)	0.00	(0.02)
Tax effect of unrealized loss (gain) on equity securities	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	0.99	0.90	1.92	1.65
Amortization of intangible assets	0.06	0.07	0.13	0.14
Tax effect of amortization of intangible assets	(0.01)	(0.02)	(0.03)	(0.02)
Operating diluted earnings per share (non-GAAP)	$1.04	$0.95	$2.02	$1.77

Return on assets
Net income (GAAP)	$51,331	$47,915	$100,945	$88,787
Average total assets	16,590,741	15,778,974	16,515,467	15,787,920
Return on assets (GAAP)	1.24%	1.22%	1.23%	1.13%

Operating return on assets (non-GAAP)
Operating net income (non-GAAP)	$55,402	$50,515	$107,424	$94,284
Average total assets	16,590,741	15,778,974	16,515,467	15,787,920
Operating return on assets (non-GAAP)	1.34%	1.29%	1.31%	1.20%

Return on equity
Net income (GAAP)	$51,331	$47,915	$100,945	$88,787
Average total equity	1,836,965	1,633,875	1,810,453	1,657,543
Return on equity (GAAP)	11.21%	11.79%	11.24%	10.77%

Operating return on equity (non-GAAP)
Operating net income (non-GAAP)	$55,402	$50,515	$107,424	$94,284
Average total equity	1,836,965	1,633,875	1,810,453	1,657,543
Operating return on equity (non-GAAP)	12.10%	12.43%	11.97%	11.44%

Net interest margin
Net interest income	$124,748	$109,409	$244,960	$216,399
Total average interest-earning assets	15,289,591	14,604,973	15,227,789	14,591,808
Net interest margin	3.27%	3.01%	3.24%	2.98%

Net interest margin (FTE) (non-GAAP)
Net interest income	$124,748	$109,409	$244,960	$216,399
Fully tax-equivalent adjustment (non-GAAP)	884	953	1,778	1,967
Fully tax-equivalent net interest income (non-GAAP)	125,632	110,362	246,738	218,366
Total average interest-earning assets	15,289,591	14,604,973	15,227,789	14,591,808
Net interest margin (FTE) (non-GAAP)	3.30%	3.04%	3.27%	3.01%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2025	2024	2025	2024
Operating noninterest revenues (non-GAAP)
Noninterest revenues (GAAP)	$74,508	$74,390	$150,544	$144,675
Loss on sales of investment securities	0	232	0	232
Unrealized loss (gain) on equity securities	1	(867)	(244)	(883)
Total operating noninterest revenues (non-GAAP)	$74,509	$73,755	$150,300	$144,024

Operating noninterest expenses (non-GAAP)
Noninterest expenses (GAAP)	$129,102	$118,999	$254,392	$237,083
Acquisition expenses	(67)	(104)	(68)	(139)
Litigation accrual	0	0	50	(119)
Restructuring expenses	(1,525)	0	(1,525)	0
Amortization of intangible assets	(3,369)	(3,877)	(6,851)	(7,453)
Total operating noninterest expenses (non-GAAP)	$124,141	$115,018	$245,998	$229,372

Operating revenues (non-GAAP)
Net interest income (GAAP)	$124,748	$109,409	$244,960	$216,399
Noninterest revenues (GAAP)	74,508	74,390	150,544	144,675
Total revenues (GAAP)	199,256	183,799	395,504	361,074
Loss on sales of investment securities	0	232	0	232
Unrealized loss (gain) on equity securities	1	(867)	(244)	(883)
Total operating revenues (non-GAAP)	$199,257	$183,164	$395,260	$360,423

Noninterest revenues/total revenues
Total noninterest revenues (GAAP) – numerator	$74,508	$74,390	$150,544	$144,675
Total revenues (GAAP) – denominator	199,256	183,799	395,504	361,074
Noninterest revenues/total revenues (GAAP)	37.4%	40.5%	38.1%	40.1%

Operating noninterest revenues/operating revenues (FTE) (non-GAAP)
Total operating noninterest revenues (non-GAAP) – numerator	$74,509	$73,755	$150,300	$144,024
Total operating revenues (non-GAAP)	199,257	183,164	395,260	360,423
Fully tax-equivalent adjustment (non-GAAP)	884	953	1,778	1,967
Total operating revenues (FTE) (non-GAAP) – denominator	200,141	184,117	397,038	362,390
Operating noninterest revenues/operating revenues (FTE) (non-GAAP)	37.2%	40.1%	37.9%	39.7%

Efficiency ratio (GAAP)
Total noninterest expenses (GAAP) – numerator	$129,102	$118,999	$254,392	$237,083
Total revenues (GAAP) – denominator	199,256	183,799	395,504	361,074
Efficiency ratio (GAAP)	64.8%	64.7%	64.3%	65.7%

Operating efficiency ratio (non-GAAP)
Total operating noninterest expenses (non-GAAP) – numerator	$124,141	$115,018	$245,998	$229,372
Total operating revenues (FTE) (non-GAAP) – denominator	200,141	184,117	397,038	362,390
Operating efficiency ratio (non-GAAP)	62.0%	62.5%	62.0%	63.3%

Return on tangible equity (non-GAAP)
Net income (GAAP)	$51,331	$47,915	$100,945	$88,787
Average shareholders’ equity	1,836,965	1,633,875	1,810,453	1,657,543
Average goodwill and intangible assets, net	(899,416)	(905,134)	(899,970)	(903,674)
Average deferred taxes on goodwill and intangible assets, net	44,490	45,177	44,477	45,060
Average tangible common equity (non-GAAP)	982,039	773,918	954,960	798,929
Return on tangible equity (non-GAAP)	20.97%	24.90%	21.32%	22.35%

Operating return on tangible equity (non-GAAP)
Operating net income (non-GAAP)	$55,402	$50,515	$107,424	$94,284
Average tangible common equity (non-GAAP)	982,039	773,918	954,960	798,929
Operating return on tangible equity (non-GAAP)	22.63%	26.25%	22.68%	23.73%

	June 30,	December 31,	June 30,
(000’s omitted)	2025	2024	2024
Total tangible assets (non-GAAP)
Total assets (GAAP)	$16,665,018	$16,386,044	$15,906,816
Goodwill and intangible assets, net	(898,381)	(901,471)	(905,780)
Deferred taxes on goodwill and intangible assets, net	44,336	44,618	44,921
Total tangible assets (non-GAAP)	$15,810,973	$15,529,191	$15,045,957

Total tangible common equity (non-GAAP)
Shareholders' equity (GAAP)	$1,883,091	$1,762,835	$1,670,180
Goodwill and intangible assets, net	(898,381)	(901,471)	(905,780)
Deferred taxes on goodwill and intangible assets, net	44,336	44,618	44,921
Total tangible common equity (non-GAAP)	$1,029,046	$905,982	$809,321

Shareholders’ equity-to-assets ratio at quarter end
Total shareholders’ equity (GAAP) – numerator	$1,883,091	$1,762,835	$1,670,180
Total assets (GAAP) – denominator	16,665,018	16,386,044	15,906,816
Shareholders’ equity-to-assets ratio at quarter end (GAAP)	11.30%	10.76%	10.50%

Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$1,029,046	$905,982	$809,321
Total tangible assets (non-GAAP) – denominator	15,810,973	15,529,191	15,045,957
Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)	6.51%	5.83%	5.38%

Book value (GAAP)
Total shareholders’ equity (GAAP) – numerator	$1,883,091	$1,762,835	$1,670,180
Period end common shares outstanding – denominator	52,869	52,668	52,523
Book value (GAAP)	$35.62	$33.47	$31.80

Tangible book value (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$1,029,046	$905,982	$809,321
Period end common shares outstanding – denominator	52,869	52,668	52,523
Tangible book value (non-GAAP)	$19.46	$17.20	$15.41

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 90.7% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 9.2% of the total portfolio, of which 95.8% carry a minimum rating of A-. The remaining 0.1% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all of the market risk in the investment portfolio is related to interest rates.

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

The following reflects the Company's estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using June 30, 2025 as a starting point.
●	The model assumes the Company’s average deposit balances will increase approximately 2.3% over the next twelve months.
●	The model assumes the Company’s average earning asset balances will increase approximately 1.2% over the next twelve months, largely due to forecasted loan growth.
●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.
●	The model assumes approximately $30.0 million of additional mortgage-backed security purchases over the next twelve months. Investment cash inflows will be used to fund these purchases with any excess inflows being used to pay down overnight borrowings and fund loan growth.
●	In the rising/falling rates scenarios, the prime rate, federal funds, and treasury curve rates are assumed to move up/down in a parallel manner by the amounts listed below over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at June 30, 2025	income at June 30, 2025
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(6,998)	(1.4)%
+100 basis points	$(3,448)	(0.7)%
-100 basis points	$3,041	0.6%
-200 basis points	$3,494	0.7%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) During the second quarter of 2025, the Company determined that it had inadvertently issued 611,286 unregistered shares of Company common stock to participants in the Company’s 401(k) Employee Stock Ownership Plan (the “ESOP”) between September 19, 2020 and May 30, 2025 without an available exemption from registration under the Securities Act of 1933, as amended, including 11,688 shares issued during the quarter ended June 30, 2025. The shares issued to ESOP participants were purchased on the open market with funds contributed by plan participants under the ESOP to the Company’s 401(k) Savings Plan (the “401(k) Plan”) and the Company did not receive any proceeds from the issuance of the unregistered shares to plan participants. The Company has consistently treated all shares issued under the ESOP as outstanding for financial reporting purposes and the unregistered issuances described above do not represent any additional dilution to shareholders. The Company believes that it has provided the participants in the ESOP who were previously issued unregistered shares with the same information they would have received had an effective registration statement been filed with respect to such shares. On May 30, 2025, the Company filed a registration statement on Form S-8 with the SEC registering 1,500,000 shares of common stock for issuance to plan participants under the ESOP.

b) Not applicable.

c) At its December 2024 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,628,000 shares, or 5.0% of the Company’s common stock outstanding, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2025. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the second quarter of 2025:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
April 1-30, 2025	944	$51.91	0	2,628,000
May 1-31, 2025	256	55.07	0	2,628,000
June 1-30, 2025	417	57.11	0	2,628,000
Total (1)	1,617	$53.75	0
(1)	Included in the common shares repurchased were 829 shares acquired by the Company in connection with the administration of a deferred compensation plan and 788 shares acquired by the Company in connection with the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a) Not applicable.

b) Not applicable.

c) Certain of the Company’s officers or directors have made elections to participate in, and are participating in, the Company’s dividend reinvestment plan, deferred compensation plans and 401(k) Plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options or the settlement of restricted stock, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers informed the Company of the adoption of or termination of a “Rule 10b5-1 trading agreement” or a “non - Rule 10b5-1 trading agreement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

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

Community Financial System, Inc.

Date: August 8, 2025	/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov, President and Chief Executive Officer

Date: August 8, 2025	/s/ Marya Burgio Wlos
Marya Burgio Wlos, Treasurer and Chief Financial Officer