Form 10-Q
period 2025-09-30
COMMUNITY FINANCIAL SYSTEM, INC.
filed 2025-11-06
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on October 31, 2025: 52,661,489 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2025	2024
Assets:
Cash and cash equivalents (includes restricted cash of $14,760 and $5,110, respectively)	$245,247	$197,004
Available-for-sale investment securities, includes pledged securities that can be sold or repledged of $319,173 and $362,129, respectively (cost of $3,157,610 and $3,192,392, respectively)	2,859,312	2,785,714
Held-to-maturity securities (fair value of $1,360,889 and $1,220,168, respectively)	1,442,308	1,345,155
Equity and other securities	78,944	87,517

Loans	10,750,262	10,432,365
Allowance for credit losses	(84,944)	(79,114)
Loans, net of allowance for credit losses	10,665,318	10,353,251

Goodwill	855,790	853,225
Core deposit intangibles, net	3,571	5,148
Other intangibles, net	40,606	43,098
Goodwill and intangible assets, net	899,967	901,471

Premises and equipment, net	212,667	183,759
Accrued interest and fees receivable	54,526	54,340
Equity method investments	37,350	0
Other assets	462,165	477,833

Total assets	$16,957,804	$16,386,044

Liabilities:
Noninterest-bearing deposits	$3,686,772	$3,557,219
Interest-bearing deposits	10,370,078	9,884,488
Total deposits	14,056,850	13,441,707

Overnight borrowings	67,900	118,000
Securities sold under agreement to repurchase, short-term	224,169	261,553
Federal Home Loan Bank and other borrowings	471,280	619,312
Accrued interest and other liabilities	198,655	182,637
Total liabilities	15,018,854	14,623,209

Commitments and contingencies (See Note I)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,886,008 and 54,696,208 shares issued, respectively	54,886	54,696
Additional paid in capital	1,084,821	1,075,537
Retained earnings	1,357,973	1,275,331
Accumulated other comprehensive loss	(453,164)	(548,085)
Treasury stock, at cost (2,224,428 shares, including 93,698 shares held by deferred compensation arrangements at September 30, 2025, and 2,028,372 shares including 103,696 shares held by deferred compensation arrangements at December 31, 2024)	(110,901)	(100,539)
Deferred compensation arrangements (93,698 and 103,696 shares, respectively)	5,335	5,895
Total shareholders’ equity	1,938,950	1,762,835

Total liabilities and shareholders’ equity	$16,957,804	$16,386,044

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$152,509	$140,472	$441,947	$401,129
Interest and dividends on taxable investments	22,027	20,550	67,576	63,230
Interest and dividends on nontaxable investments	2,747	2,878	8,285	9,238
Total interest income	177,283	163,900	517,808	473,597

Interest expense:
Interest on deposits	40,720	40,592	120,643	117,766
Interest on borrowings	8,398	10,563	24,040	26,687
Total interest expense	49,118	51,155	144,683	144,453

Net interest income	128,165	112,745	373,125	329,144
Provision for credit losses	5,564	7,709	16,371	16,565
Net interest income after provision for credit losses	122,601	105,036	356,754	312,579

Noninterest revenues:
Deposit service fees	15,190	14,916	44,015	43,338
Mortgage banking	1,180	1,055	3,150	3,675
Other banking services	4,790	4,621	13,159	11,470
Employee benefit services	34,408	33,215	99,410	97,031
Insurance services	14,137	13,652	41,726	38,068
Wealth management services	8,946	8,892	27,491	26,793
Loss on sales of investment securities	0	(255)	0	(487)
Unrealized gain on equity securities	236	101	480	984
Total noninterest revenues	78,887	76,197	229,431	220,872

Noninterest expenses:
Salaries and employee benefits	76,532	78,022	231,995	224,532
Data processing and communications	19,119	15,894	51,940	45,516
Occupancy and equipment	11,419	10,586	35,603	32,663
Business development and marketing	4,585	4,365	11,716	11,549
Legal and professional fees	4,469	3,723	13,686	11,523
Amortization of intangible assets	3,258	3,369	10,109	10,822
Other expenses	8,937	8,244	27,662	24,681
Total noninterest expenses	128,319	124,203	382,711	361,286

Income before income taxes	73,169	57,030	203,474	172,165
Income taxes	18,081	13,129	47,441	39,477
Net income	$55,088	$43,901	$156,033	$132,688

Basic earnings per share	$1.04	$0.83	$2.95	$2.50
Diluted earnings per share	$1.04	$0.83	$2.94	$2.50

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Pension and other post-retirement obligations:
Amortization of actuarial (gains) losses included in net periodic pension cost, gross	$(51)	$290	$(152)	$869
Tax effect	13	(71)	38	(212)
Amortization of actuarial (gains) losses included in net periodic pension cost, net	(38)	219	(114)	657

Amortization of prior service cost included in net periodic pension cost, gross	112	160	336	480
Tax effect	(28)	(39)	(84)	(117)
Amortization of prior service cost included in net periodic pension cost, net	84	121	252	363

Other comprehensive income related to pension and other post-retirement obligations, net of taxes	46	340	138	1,020

Net unrealized gains on investment securities:
Net unrealized holding gains on investment securities, gross	44,829	120,681	126,363	81,317
Tax effect	(11,204)	(29,452)	(31,580)	(19,845)
Net unrealized holding gains on investment securities, net	33,625	91,229	94,783	61,472

Reclassification adjustment for net losses included in net income, gross	0	255	0	487
Tax effect	0	(62)	0	(119)
Reclassification adjustment for net losses included in net income, net	0	193	0	368

Other comprehensive gain related to unrealized gains on investment securities, net of taxes	33,625	91,422	94,783	61,840

Other comprehensive income, net of taxes	33,671	91,762	94,921	62,860
Net income	55,088	43,901	156,033	132,688
Comprehensive income	$88,759	$135,663	$250,954	$195,548

	As of
	September 30,	December 31,
	2025	2024
Accumulated Other Comprehensive Loss by Component:
Unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	$(23,125)	$(23,309)
Tax effect	5,670	5,716
Net unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	(17,455)	(17,593)

Unrealized loss on investment securities	(573,710)	(700,073)
Tax effect	138,001	169,581
Net unrealized loss on investment securities	(435,709)	(530,492)

Accumulated other comprehensive loss	$(453,164)	$(548,085)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended September 30, 2025 and 2024

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at June 30, 2025	52,869,425	$54,887	$1,081,954	$1,327,660	$(486,835)	$(99,867)	$5,292	$1,883,091

Net income				55,088				55,088

Other comprehensive income, net of tax					33,671			33,671

Dividends declared:
Common, $0.47 per share				(24,775)				(24,775)

Common stock activity under employee stock plans	(1,078)	(1)	585					584

Stock-based compensation			2,325					2,325

Distribution of stock under deferred compensation agreements			(43)				43	0

Treasury stock purchased	(206,767)					(11,034)		(11,034)

Balance at September 30, 2025	52,661,580	$54,886	$1,084,821	$1,357,973	$(453,164)	$(110,901)	$5,335	$1,938,950

Balance at June 30, 2024	52,522,803	$54,549	$1,065,937	$1,230,133	$(585,794)	$(100,446)	$5,801	$1,670,180

Net income				43,901				43,901

Other comprehensive income, net of tax					91,762			91,762

Dividends declared:
Common, $0.46 per share				(24,241)				(24,241)

Common stock activity under employee stock plans	24,048	24	1,284					1,308

Stock-based compensation			2,083					2,083

Distribution of stock under deferred compensation agreements			(46)				46	0

Treasury stock purchased	(960)					(46)		(46)

Balance at September 30, 2024	52,545,891	$54,573	$1,069,258	$1,249,793	$(494,032)	$(100,492)	$5,847	$1,784,947

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2025 and 2024

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total

Balance at December 31, 2024	52,667,836	$54,696	$1,075,537	$1,275,331	$(548,085)	$(100,539)	$5,895	$1,762,835

Net income				156,033				156,033

Other comprehensive income, net of tax					94,921			94,921

Dividends declared:
Common, $1.39 per share				(73,391)				(73,391)

Common stock activity under employee stock plans	189,799	190	1,598					1,788

Stock-based compensation			7,888					7,888

Distribution of stock under deferred compensation arrangements	12,361		(202)			762	(560)	0

Treasury stock purchased	(208,416)					(11,124)		(11,124)

Balance at September 30, 2025	52,661,580	$54,886	$1,084,821	$1,357,973	$(453,164)	$(110,901)	$5,335	$1,938,950

Balance at December 31, 2023	53,327,060	$54,372	$1,060,289	$1,188,869	$(556,892)	$(55,592)	$6,891	$1,697,937

Net income				132,688				132,688

Other comprehensive income, net of tax					62,860			62,860

Dividends declared:
Common, $1.36 per share				(71,764)				(71,764)

Common stock activity under employee stock plans	201,146	201	2,501					2,702

Stock-based compensation			6,506					6,506

Distribution of stock under deferred compensation arrangements	20,769		(38)			1,082	(1,044)	0

Treasury stock purchased	(1,003,084)					(45,982)		(45,982)

Balance at September 30, 2024	52,545,891	$54,573	$1,069,258	$1,249,793	$(494,032)	$(100,492)	$5,847	$1,784,947

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net income	$156,033	$132,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,172	10,107
Amortization of intangible assets	10,109	10,822
Net amortization on securities, loans, finance leases and borrowings	10,200	6,996
Stock-based compensation	7,888	6,506
Provision for credit losses	16,371	16,565
Amortization of mortgage servicing rights	577	537
Loss on sales of investment securities	0	487
Unrealized gain on equity securities	(480)	(984)
Income from bank-owned life insurance policies	(2,273)	(1,817)
Net gain on sale of assets	(1,510)	(1,157)
Change in other assets and liabilities	9,197	(4,212)
Net cash provided by operating activities	217,284	176,538
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	41,457	46,205
Proceeds from maturities, calls, and paydowns of held-to-maturity investment securities	18,705	4,015
Proceeds from maturities and redemptions of equity and other investment securities, net	9,822	261
Proceeds from sales of available-for-sale investment securities	0	57,539
Purchases of held-to-maturity investment securities	(94,010)	(128,811)
Purchases of equity and other securities, net	(738)	(8,689)
Net increase in loans	(355,486)	(573,533)
Cash paid for acquisitions, net of cash received	(4,472)	(11,553)
Purchases of equity method investments	(37,350)	0
Proceeds from sales of premises, equipment and other assets	1,799	3,081
Purchases of premises and equipment	(45,520)	(13,501)
Net cash used in investing activities	(465,793)	(624,986)
Financing activities:
Net increase in deposits	615,143	548,050
Net decrease in overnight borrowings	(50,100)	(53,000)
Net (decrease) increase in securities sold under agreement to repurchase, short-term	(37,384)	12,853
Proceeds from other Federal Home Loan Bank borrowings	0	250,000
Payments on and maturities of other Federal Home Loan Bank borrowings	(147,813)	(35,415)
Payments of contingent consideration for acquisitions	(932)	(2,690)
Proceeds from the issuance of common stock for employee stock plans	4,614	2,702
Purchases of treasury stock	(11,124)	(45,982)
Cash dividends paid	(72,826)	(71,608)
Withholding taxes paid on share-based compensation	(2,826)	(1,314)
Net cash provided by financing activities	296,752	603,596
Change in cash, cash equivalents and restricted cash	48,243	155,148
Cash, cash equivalents and restricted cash at beginning of period	197,004	190,962
Cash, cash equivalents and restricted cash at end of period	$245,247	$346,110

Supplemental disclosures of cash flow information:
Cash paid for interest	$146,034	$143,072
Cash paid for income taxes	31,841	32,948
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	24,975	24,324
Transfers from loans to other real estate	6,792	2,021
Transfers from premises and equipment, net to other assets	278	2,398
Finance lease right of use asset in exchange for finance lease liability	0	8,608
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	98	447
Fair value of liabilities assumed	209	1,906
Contingent consideration in exchange for acquired assets	4,099	3,416

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2025

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2025 is unaudited; however, in the opinion of Community Financial System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025.

NOTE B: ACQUISITIONS

Pending Acquisition

On June 25, 2025, the Company, through its subsidiary Community Bank, N.A. (“CBNA”), entered into an agreement with Santander Bank, N.A. (“Santander”) to acquire seven branch locations in the Allentown, Pennsylvania area, including certain branch-related loans and deposits. In addition, CBNA’s wholly-owned subsidiary, Nottingham Investment Services, Inc., has agreed to purchase related wealth management relationships from Santander’s affiliate, Santander Securities LLC. Based on the most current available information, the Company is expected to acquire approximately $32.0 million of loans and assume approximately $570.0 million of deposits, excluding purchase accounting adjustments. Total cash consideration will include a deposit premium of 8.0%, or approximately $45.6 million. The acquisition is expected to be completed on November 7, 2025. The Company expects to incur certain one-time, transaction-related costs in connection with the pending acquisition.

Current and Prior Period Acquisitions

On September 5, 2025, the Company acquired an ownership interest in Leap Holdings, Inc., a Delaware corporation (“Leap”) for $37.4 million comprised of various classes of preferred and common stock. Leap’s wholly owned subsidiary, Leap Insurance Agency, LLC, is a tech-first managing general agent (“MGA”) providing insurance solutions for the rental housing sector. The Company determined it has the ability to exercise significant influence over the operating and financial policies of Leap and therefore accounts for its ownership interest as an equity method investment. On the acquisition date, the Company estimated its investment included embedded goodwill of $27.1 million and a customer relationship intangible asset of $7.7 million. The income from equity method investments during the three and nine months ended September 30, 2025 was immaterial.

During the third quarter of 2025, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”), completed the acquisition of certain assets of two financial services companies based in Florida and Kentucky. Total aggregate consideration was $4.2 million in cash and contingent consideration with an estimated fair value of $0.6 million at the acquisition date. The contingent consideration arrangement requires additional consideration to be paid by the Company based on a percentage of net revenue over a three year period following the acquisition date, up to a maximum of $2.0 million. The fair value of the contingent consideration at the acquisition date was determined by forecasting estimated amounts of net revenue for each applicable period and applying the appropriate factor to those amounts based on the purchase agreement. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired were $3.9 million of customer list intangible assets and the Company recorded $0.9 million of goodwill in conjunction with the acquisitions. Revenues and direct expenses for the three and nine months ended September 30, 2025 were immaterial.

During the first nine months of 2025, the Company, through its subsidiary Benefit Plans Administrative Services, LLC (“BPA”), completed acquisitions of certain assets of three financial services companies based in New York and Kansas for aggregate consideration of $0.3 million in cash and contingent consideration with a fair value at acquisition of $3.5 million. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of retained revenue over periods ranging from two to four years following the acquisition date. The fair value of the contingent consideration at the acquisition date was determined by forecasting estimated amounts of retained revenue for each applicable period and applying the appropriate factor to those amounts based on the purchase agreements. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired included $2.2 million of customer list intangible assets and the Company recorded $1.8 million of goodwill in conjunction with the acquisitions. Revenues and direct expenses for the three and nine months ended September 30, 2025 were immaterial.

During 2024, the Company, through its subsidiary OneGroup, completed acquisitions of certain insurance agencies headquartered in New York and Florida for aggregate consideration of $9.6 million in cash plus contingent consideration with an estimated fair value of $0.7 million at the respective acquisition dates. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of retained revenue two years after the date of acquisition, up to a maximum amount of $1.4 million. The fair value of the contingent consideration of $0.7 million at the acquisition date was estimated based on projected retained revenue levels. The effects of the acquired assets and liabilities are included in the consolidated financial statements from the date of acquisition. Net assets acquired were $6.5 million, including $6.8 million of customer list intangible assets, and the Company recorded $3.8 million of goodwill in conjunction with the acquisitions. Revenues and direct expenses for the three and nine months ended September 30, 2025 and 2024 were immaterial.

On February 1, 2024, the Company, through its subsidiary BPA, completed the acquisition of certain assets of Creative Plan Designs Limited (“CPD”), a financial services company that provides employee benefit plan design, administration and consulting services. Total consideration was $5.9 million in cash plus contingent consideration with an estimated fair value of $3.0 million at acquisition date. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired were $4.5 million, including $5.5 million of customer list intangible assets, and the Company recorded $4.4 million of goodwill in conjunction with the acquisition. Revenues and direct expenses for the three and nine months ended September 30, 2025 and 2024 were immaterial.

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

The Santander transaction accelerates CBNA’s de novo expansion in the strategic Greater Lehigh Valley and complements its existing commercial and consumer lending presence in the market. The Leap transaction adds diversification to the Company’s existing insurance services business through new exposure to a growing tech-first MGA in an expanding market focused on the rental housing sector. The OneGroup and BPA transactions generally expand the Company’s insurance services and employee benefit services presence.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in acquisitions considered to be business combinations:

	2025	2024
(000s omitted)	Other(1)	CPD	Other(2)	Total
Consideration:
Cash	$4,472	$5,861	$9,599	$15,460
Contingent consideration	4,099	3,066	750	3,816
Total net consideration	8,571	8,927	10,349	19,276

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	0	0	33	33
Premises and equipment, net	98	6	156	162
Other assets	0	26	384	410
Other intangibles	6,040	5,500	6,849	12,349
Other liabilities	(209)	(990)	(916)	(1,906)
Total identifiable assets, net	5,929	4,542	6,506	11,048
Goodwill	$2,642	$4,385	$3,843	$8,228
(1)	Includes amounts for OneGroup and BPA acquisitions completed as of September 30, 2025.
(2)	Includes amounts for OneGroup acquisitions completed in 2024.

The other intangibles related to the CPD acquisition are being amortized using an accelerated method over an estimated useful life of 12 years. The other intangibles related to the OneGroup and BPA acquisitions completed through the end of the third quarter of 2025 and the OneGroup acquisitions completed in 2024 are being amortized using an accelerated method over an estimated useful life of eight years. The goodwill, which is not amortized for book purposes, was assigned to the Employee Benefits Services segment for the BPA acquisitions completed through the end of the third quarter of 2025 and the CPD acquisition, and the Insurance Services segment for the OneGroup acquisitions completed through the end of the third quarter of 2025 and in 2024. The goodwill arising from one of the OneGroup acquisitions in 2024 is not deductible for tax purposes, while the goodwill arising from the OneGroup and BPA acquisitions completed through the end of the third quarter of 2025 and the remaining OneGroup acquisitions completed in 2024 is deductible for tax purposes.

NOTE C: ACCOUNTING POLICIES

The notes to the consolidated financial statements appearing in the Company’s 2024 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim consolidated financial statements.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2025, $40.9 million of accounts receivable, including $8.4 million of unbilled fee revenue, and $1.9 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2024, $38.5 million of accounts receivable, including $8.4 million of unbilled fee revenue, and $1.1 million of unearned revenue was recorded in the consolidated statements of condition.

Equity Method Investments

The Company applies the equity method of accounting to investments in entities over which it has significant influence but does not have a controlling financial interest. Key indicators of significant influence include ownership interest, representation on the board of directors and participation in policy-making decisions. Equity method investments are initially recorded at cost on the consolidated statements of condition. The excess of the purchase price over the Company’s share of the investee’s net assets (the “basis difference”) is allocated to identifiable assets and liabilities, with any remaining excess classified as equity method goodwill. The carrying amount of equity method investments is adjusted for the Company’s share of the investee’s earnings or losses, dividends received and the amortization of basis differences other than equity method goodwill. The Company’s share of the investee’s earnings or losses and the amortization of basis differences are classified as income from equity method investments on the consolidated statements of income. Equity method investments are assessed for impairment when events or circumstances suggest that the carrying amount of the investment may not be recoverable, including sustained investee losses or other adverse developments affecting the investee’s operations.

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

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,396,816	$0	$218,906	$2,177,910	$2,389,208	$0	$305,422	$2,083,786
Obligations of state and political subdivisions	418,563	298	33,420	385,441	428,204	288	41,997	386,495
Government agency mortgage-backed securities	332,181	85	46,017	286,249	360,102	37	58,915	301,224
Corporate debt securities	5,000	0	125	4,875	8,000	0	303	7,697
Government agency collateralized mortgage obligations	5,050	0	213	4,837	6,878	0	366	6,512
Total available-for-sale portfolio	$3,157,610	$383	$298,681	$2,859,312	$3,192,392	$325	$407,003	$2,785,714

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,160,978	$0	$83,632	$1,077,346	$1,138,743	$0	$123,194	$1,015,549
Government agency mortgage-backed securities	281,330	2,502	289	283,543	206,412	448	2,241	204,619
Total held-to-maturity portfolio	$1,442,308	$2,502	$83,921	$1,360,889	$1,345,155	$448	$125,435	$1,220,168

As of September 30, 2025, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $2.9 million and equity securities without readily determinable fair values carried at $76.0 million, including Federal Home Loan Bank of New York (“FHLB”) common stock of $36.9 million, Federal Reserve Bank (“FRB”) common stock of $33.3 million and other equity securities of $5.8 million.

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

The amount of upward and downward adjustments to equity securities without readily determinable fair values was not material for the three and nine months ended September 30, 2025 and 2024.

The gains and losses on equity and other securities for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2025	2024	2025	2024
Net gain recognized on equity securities	$236	$101	$480	$984
Less: Net gain (loss) recognized on equity securities sold during the period	0	0	0	0
Unrealized gain recognized on equity securities still held	$236	$101	$480	$984

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of September 30, 2025

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,177,910	$218,906	$2,177,910	$218,906
Obligations of state and political subdivisions	41,792	1,040	281,692	32,380	323,484	33,420
Government agency mortgage-backed securities	106	1	280,461	46,016	280,567	46,017
Corporate debt securities	0	0	4,875	125	4,875	125
Government agency collateralized mortgage obligations	0	0	4,831	213	4,831	213
Total available-for-sale investment portfolio	$41,898	$1,041	$2,749,769	$297,640	$2,791,667	$298,681

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$1,077,346	$83,632	$1,077,346	$83,632
Government agency mortgage-backed securities	20,696	112	28,270	177	48,966	289
Total held-to-maturity portfolio	$20,696	$112	$1,105,616	$83,809	$1,126,312	$83,921

As of December 31, 2024

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,083,786	$305,422	$2,083,786	$305,422
Obligations of state and political subdivisions	47,144	847	301,202	41,150	348,346	41,997
Government agency mortgage-backed securities	7,943	221	290,786	58,694	298,729	58,915
Corporate debt securities	0	0	7,697	303	7,697	303
Government agency collateralized mortgage obligations	0	0	6,501	366	6,501	366
Total available-for-sale investment portfolio	$55,087	$1,068	$2,689,972	$405,935	$2,745,059	$407,003

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$1,015,549	$123,194	$1,015,549	$123,194
Government agency mortgage-backed securities	149,742	2,027	15,281	214	165,023	2,241
Total held-to-maturity portfolio	$149,742	$2,027	$1,030,830	$123,408	$1,180,572	$125,435

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated Aa1 by Moody’s Investor Services, AA+ by Standard & Poor’s, AA+ by Fitch and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds one corporate debt security in an unrealized loss position and, based on an analysis of the financial position of the issuer including financial performance, liquidity and regulatory capital ratios, the issuer of the security shows a remote risk of default. Timely interest payments continue to be made on the security. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of September 30, 2025 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of September 30, 2025. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $8.5 million at September 30, 2025 and is excluded from the estimate of credit losses.

Securities classified as held-to-maturity are included under the Current Expected Credit Loss (“CECL”) methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at September 30, 2025, all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future as these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an Aa1 rating from Moody’s Investor Services, AA+ rating from Standard & Poor’s, and AA+ from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of September 30, 2025. Accrued interest receivable on held-to-maturity debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $4.1 million at September 30, 2025 and is excluded from the estimate of credit losses. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000’s omitted)	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$18,051	$17,938
Due after one through five years	0	0	1,950,886	1,852,880
Due after five years through ten years	575,740	562,180	438,342	381,405
Due after ten years	585,238	515,166	413,100	316,003
Subtotal	1,160,978	1,077,346	2,820,379	2,568,226
Government agency mortgage-backed securities	281,330	283,543	332,181	286,249
Government agency collateralized mortgage obligations	0	0	5,050	4,837
Total	$1,442,308	$1,360,889	$3,157,610	$2,859,312

Investment securities with a carrying value of $2.45 billion and $2.27 billion at September 30, 2025 and December 31, 2024, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $319.2 million and $362.1 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at September 30, 2025 and December 31, 2024, respectively.

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	September 30,	December 31,
(000’s omitted)	2025	2024
CRE - multifamily	$894,990	$724,114
CRE – owner occupied	860,399	864,783
CRE – non-owner occupied	1,671,699	1,775,099
Commercial & industrial and other business loans	1,236,790	1,141,182
Consumer mortgage	3,544,277	3,489,780
Consumer indirect	1,834,766	1,767,655
Consumer direct	196,408	192,327
Home equity	510,933	477,425
Gross loans, including deferred origination costs	10,750,262	10,432,365
Allowance for credit losses	(84,944)	(79,114)
Loans, net of allowance for credit losses	$10,665,318	$10,353,251

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of September 30, 2025 and December 31, 2024:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
September 30, 2025	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$1,060	$0	$0	$1,060	$893,930	$894,990
CRE – owner occupied	240	475	6,699	7,414	852,985	860,399
CRE – non-owner occupied	264	0	1,422	1,686	1,670,013	1,671,699
Commercial & industrial and other business loans	618	0	12,937	13,555	1,223,235	1,236,790
Consumer mortgage	23,748	4,899	26,377	55,024	3,489,253	3,544,277
Consumer indirect	20,885	810	0	21,695	1,813,071	1,834,766
Consumer direct	1,638	174	0	1,812	194,596	196,408
Home equity	3,152	372	1,892	5,416	505,517	510,933
Total	$51,605	$6,730	$49,327	$107,662	$10,642,600	$10,750,262

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2024	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$184	$0	$12,316	$12,500	$711,614	$724,114
CRE – owner occupied	690	0	7,695	8,385	856,398	864,783
CRE – non-owner occupied	447	0	11,826	12,273	1,762,826	1,775,099
Commercial & industrial and other business loans	2,832	0	8,122	10,954	1,130,228	1,141,182
Consumer mortgage	24,928	5,288	24,389	54,605	3,435,175	3,489,780
Consumer indirect	22,379	1,227	0	23,606	1,744,049	1,767,655
Consumer direct	1,747	106	0	1,853	190,474	192,327
Home equity	2,739	379	2,039	5,157	472,268	477,425
Total	$55,946	$7,000	$66,387	$129,333	$10,303,032	$10,432,365

An immaterial amount of interest income on nonaccrual loans was recognized during the three and nine months ended September 30, 2025 and 2024.

The Company uses several credit quality indicators to assess credit risk in an ongoing manner. The Company’s primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as “pass”, “special mention”, “substandard”, or “doubtful”. Credit risk ratings are applied to loans individually based on a case-by-case evaluation. Business lending loans under $250,000 are assigned either a “pass” or “substandard” risk rating. Business lending relationships with total exposure of more than $3.0 million are subject to a formal annual review to affirm the appropriate risk rating. Quarterly credit evaluations may also be completed based on the borrower’s risk rating. Business lending relationships with total exposures of $3.0 million or less are generally not subject to the formal annual review process, unless the total exposure is $2.0 million or more and has a risk rating other than “pass”. For all business lending relationships regardless of exposure size, risk ratings are refreshed when a borrower makes a new loan request, a loan is renewed or automated tools indicate a possible change in a borrower’s credit risk profile. In general, the following are the definitions of the Company’s credit quality indicators:

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

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at September 30, 2025 and December 31, 2024:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
September 30, 2025	2025	2024	2023	2022	2021	2020 & Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$92,706	$13,616	$91,601	$137,691	$38,900	$134,514	$127,478	$205,924	$842,430
Special mention	0	0	8,561	0	9,083	7,212	4,994	10,693	40,543
Substandard	0	0	0	0	1,101	6,287	1,649	2,980	12,017
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$92,706	$13,616	$100,162	$137,691	$49,084	$148,013	$134,121	$219,597	$894,990
Current period gross charge-offs(1)	$0	$0	$0	$0	$19	$0	$428	$0	$447

CRE – owner occupied:
Risk rating
Pass	$77,283	$90,219	$39,974	$73,036	$51,119	$237,024	$21,055	$194,164	$783,874
Special mention	1,210	6,933	4,211	1,886	0	5,131	371	28,602	48,344
Substandard	378	124	1,864	7,211	888	11,075	819	5,822	28,181
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$78,871	$97,276	$46,049	$82,133	$52,007	$253,230	$22,245	$228,588	$860,399
Current period gross charge-offs(1)	$0	$0	$0	$47	$0	$9	$0	$0	$56

CRE – non-owner occupied:
Risk rating
Pass	$118,146	$87,460	$103,396	$187,646	$110,239	$318,924	$324,502	$224,227	$1,474,540
Special mention	0	1,850	0	450	378	25,982	39,075	22,846	90,581
Substandard	0	0	8,530	49,558	1,638	6,574	25,072	15,206	106,578
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – non-owner occupied	$118,146	$89,310	$111,926	$237,654	$112,255	$351,480	$388,649	$262,279	$1,671,699
Current period gross charge-offs(1)	$0	$0	$0	$0	$1,111	$0	$0	$3,198	$4,309

Commercial & industrial and other business loans:
Risk rating
Pass	$174,764	$176,743	$52,061	$68,414	$52,607	$90,992	$454,109	$84,334	$1,154,024
Special mention	1,064	1,451	1,365	3,120	1,487	666	17,376	8,598	35,127
Substandard	3,048	2,456	4,679	3,726	2,157	4,714	19,528	5,136	45,444
Doubtful	0	0	0	0	0	0	1,574	621	2,195
Total commercial & industrial and other business loans	$178,876	$180,650	$58,105	$75,260	$56,251	$96,372	$492,587	$98,689	$1,236,790
Current period gross charge-offs(1)	$0	$0	$229	$12	$149	$51	$257	$674	$1,372

Total business lending:
Risk rating
Pass	$462,899	$368,038	$287,032	$466,787	$252,865	$781,454	$927,144	$708,649	$4,254,868
Special mention	2,274	10,234	14,137	5,456	10,948	38,991	61,816	70,739	214,595
Substandard	3,426	2,580	15,073	60,495	5,784	28,650	47,068	29,144	192,220
Doubtful	0	0	0	0	0	0	1,574	621	2,195
Total business lending	$468,599	$380,852	$316,242	$532,738	$269,597	$849,095	$1,037,602	$809,153	$4,663,878
Current period gross charge-offs(1)	$0	$0	$229	$59	$1,279	$60	$685	$3,872	$6,184
(1)For the nine months ended September 30, 2025.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	2019 & Prior	Cost Basis	to Term	Total
CRE - multifamily:
Risk rating
Pass	$24,631	$101,868	$141,997	$50,421	$16,827	$134,788	$63,401	$146,565	$680,498
Special mention	0	0	0	0	0	1,865	1,500	14,030	17,395
Substandard	0	0	7,232	1,580	60	4,639	641	9,293	23,445
Doubtful	0	0	0	0	0	0	0	2,776	2,776
Total CRE – multifamily	$24,631	$101,868	$149,229	$52,001	$16,887	$141,292	$65,542	$172,664	$724,114
Current period gross charge-offs(1)	$0	$0	$0	$62	$0	$0	$0	$0	$62

CRE – owner occupied:
Risk rating
Pass	$101,325	$50,104	$76,554	$52,518	$36,798	$233,701	$68,794	$171,660	$791,454
Special mention	744	4,726	2,076	1,474	1,407	4,679	430	23,107	38,643
Substandard	0	1,792	7,565	978	2,123	15,137	1,112	5,979	34,686
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$102,069	$56,622	$86,195	$54,970	$40,328	$253,517	$70,336	$200,746	$864,783
Current period gross charge-offs(1)	$0	$806	$0	$0	$0	$0	$0	$0	$806

CRE – non-owner occupied:
Risk rating
Pass	$98,845	$120,244	$193,914	$115,990	$86,279	$296,787	$418,515	$230,482	$1,561,056
Special mention	2,007	377	50,868	1,264	259	20,210	20,960	23,600	119,545
Substandard	0	10,887	284	1,846	351	13,023	23,816	43,425	93,632
Doubtful	0	0	0	866	0	0	0	0	866
Total CRE – non-owner occupied	$100,852	$131,508	$245,066	$119,966	$86,889	$330,020	$463,291	$297,507	$1,775,099
Current period gross charge-offs(1)	$0	$412	$0	$0	$0	$77	$0	$554	$1,043

Commercial & industrial and other business loans:
Risk rating
Pass	$267,499	$67,503	$92,315	$69,456	$24,072	$88,204	$390,217	$56,971	$1,056,237
Special mention	6,078	445	1,673	1,022	2	1,889	12,468	7,608	31,185
Substandard	1,575	16,588	3,743	1,458	397	3,261	20,842	5,896	53,760
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$275,152	$84,536	$97,731	$71,936	$24,471	$93,354	$423,527	$70,475	$1,141,182
Current period gross charge-offs(1)	$0	$64	$119	$114	$0	$23	$924	$2	$1,246

Total business lending:
Risk rating
Pass	$492,300	$339,719	$504,780	$288,385	$163,976	$753,480	$940,927	$605,678	$4,089,245
Special mention	8,829	5,548	54,617	3,760	1,668	28,643	35,358	68,345	206,768
Substandard	1,575	29,267	18,824	5,862	2,931	36,060	46,411	64,593	205,523
Doubtful	0	0	0	866	0	0	0	2,776	3,642
Total business lending	$502,704	$374,534	$578,221	$298,873	$168,575	$818,183	$1,022,696	$741,392	$4,505,178
Current period gross charge-offs(1)	$0	$1,282	$119	$176	$0	$100	$924	$556	$3,157
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

The following tables detail the balances in all other loan categories at September 30, 2025 and December 31, 2024:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
September 30, 2025	2025	2024	2023	2022	2021	2020 & Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$185,958	$287,710	$309,657	$305,045	$392,355	$764,577	$16,079	$142,665	$2,404,046
Nonperforming	0	415	855	868	947	3,343	0	0	6,428
Total FICO AB	185,958	288,125	310,512	305,913	393,302	767,920	16,079	142,665	2,410,474
FICO CDE(2)
Performing	82,101	145,824	131,258	130,344	140,053	411,460	15,632	52,283	1,108,955
Nonperforming	207	2,360	3,029	4,943	1,577	11,860	0	872	24,848
Total FICO CDE	82,308	148,184	134,287	135,287	141,630	423,320	15,632	53,155	1,133,803
Total consumer mortgage	$268,266	$436,309	$444,799	$441,200	$534,932	$1,191,240	$31,711	$195,820	$3,544,277
Current period gross charge-offs(3)	$0	$0	$20	$5	$0	$31	$0	$0	$56

Consumer indirect:
Performing	$589,270	$504,929	$353,029	$253,420	$86,643	$46,665	$0	$0	$1,833,956
Nonperforming	211	103	248	104	74	70	0	0	810
Total consumer indirect	$589,481	$505,032	$353,277	$253,524	$86,717	$46,735	$0	$0	$1,834,766
Current period gross charge-offs(3)	$517	$2,679	$3,139	$2,099	$919	$789	$0	$0	$10,142

Consumer direct:
Performing	$70,268	$57,287	$32,250	$17,770	$6,182	$5,699	$6,778	$0	$196,234
Nonperforming	1	46	22	0	6	51	48	0	174
Total consumer direct	$70,269	$57,333	$32,272	$17,770	$6,188	$5,750	$6,826	$0	$196,408
Current period gross charge-offs(3)	$93	$706	$569	$360	$34	$26	$151	$0	$1,939

Home equity:
Performing	$51,032	$63,812	$47,566	$48,980	$47,303	$70,028	$156,472	$23,476	$508,669
Nonperforming	0	106	538	320	71	496	665	68	2,264
Total home equity	$51,032	$63,918	$48,104	$49,300	$47,374	$70,524	$157,137	$23,544	$510,933
Current period gross charge-offs(3)	$0	$0	$78	$0	$0	$31	$7	$0	$116
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720.
(2)FICO CDE refers to loans with FICO scores less than 720 and potentially higher risk.
(3)For the nine months ended September 30, 2025.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	2019 & Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$312,040	$327,737	$325,563	$418,887	$182,058	$665,652	$2,501	$124,134	$2,358,572
Nonperforming	0	0	669	748	521	4,476	0	0	6,414
Total FICO AB	312,040	327,737	326,232	419,635	182,579	670,128	2,501	124,134	2,364,986
FICO CDE(2)
Performing	149,322	139,294	138,007	151,769	93,797	352,517	33,678	43,147	1,101,531
Nonperforming	564	1,815	3,932	1,483	2,076	12,282	0	1,111	23,263
Total FICO CDE	149,886	141,109	141,939	153,252	95,873	364,799	33,678	44,258	1,124,794
Total consumer mortgage	$461,926	$468,846	$468,171	$572,887	$278,452	$1,034,927	$36,179	$168,392	$3,489,780
Current period gross charge-offs(3)	$0	$141	$30	$1	$20	$192	$0	$0	$384

Consumer indirect:
Performing	$656,284	$492,192	$380,652	$153,977	$32,812	$50,511	$0	$0	$1,766,428
Nonperforming	118	461	453	141	34	20	0	0	1,227
Total consumer indirect	$656,402	$492,653	$381,105	$154,118	$32,846	$50,531	$0	$0	$1,767,655
Current period gross charge-offs(3)	$1,468	$3,039	$3,789	$1,592	$499	$1,220	$0	$0	$11,607

Consumer direct:
Performing	$84,114	$49,126	$30,424	$12,534	$3,374	$5,527	$7,122	$0	$192,221
Nonperforming	22	21	2	17	0	8	36	0	106
Total consumer direct	$84,136	$49,147	$30,426	$12,551	$3,374	$5,535	$7,158	$0	$192,327
Current period gross charge-offs(3)	$176	$1,072	$664	$389	$74	$118	$251	$0	$2,744

Home equity:
Performing	$68,249	$53,612	$54,754	$53,466	$26,456	$56,072	$137,448	$24,950	$475,007
Nonperforming	32	234	225	43	282	534	850	218	2,418
Total home equity	$68,281	$53,846	$54,979	$53,509	$26,738	$56,606	$138,298	$25,168	$477,425
Current period gross charge-offs(3)	$0	$0	$23	$0	$8	$41	$92	$0	$164
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720.
(2)FICO CDE refers to loans with FICO scores less than 720 and potentially higher risk.

(3)For the year ended December 31, 2024.

For business lending loans on nonaccrual greater than $500,000 that do not share the same risk characteristics with a pool of loans, the company establishes individually assessed reserves using methods prescribed by GAAP. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. A summary of individually assessed business loans as of September 30, 2025 and December 31, 2024 follows:

	September 30, 2025			December 31, 2024
			Specifically			Specifically
	Carrying	Contractual	Allocated	Carrying	Contractual	Allocated
(000’s omitted)	Balance	Balance	Allowance	Balance	Balance	Allowance
Loans with allowance allocation:
CRE – multifamily	$0	$0	$0	$12,068	$12,068	$2,764
CRE – non-owner occupied	0	0	0	10,075	10,270	864
Commercial & industrial and other business loans	4,411	4,544	2,192	0	0	0
Total	$4,411	$4,544	$2,192	$22,143	$22,338	$3,628

Loans without allowance allocation:
CRE – owner occupied	$6,090	$6,771	$0	$7,554	$8,360	$0
CRE – non-owner occupied	1,335	2,389	0	1,592	2,606	0
Commercial & industrial and other business loans	7,541	9,447	0	7,672	7,672	0
Total	$14,966	$18,607	$0	$16,818	$18,638	$0

The average carrying balance of individually assessed loans was $20.4 million and $30.8 million for the three months ended September 30, 2025 and 2024, respectively. The average carrying balance of individually assessed loans was $43.1 million and $31.1 million for the nine months ended September 30, 2025 and 2024, respectively. An immaterial amount of interest income was recognized on individually assessed loans for the three and nine months ended September 30, 2025 and 2024.

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

The following tables present the amortized cost basis of loans at September 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
		Total Class		Other	Total Class
	Term	of Financing	Term	Payment	of Financing
(000s omitted except for percentages)	Extension	Receivable	Extension	Delay	Receivable
CRE – owner occupied	$0	0.00%	$926	$0	0.11%
CRE – non-owner occupied	0	0.00%	0	17,875	1.03%
Commercial & industrial and other business loans	0	0.00%	300	0	0.00%
Consumer mortgage	52	0.00%	0	0	0.00%
Total	$52	0.00%	$1,226	$17,875	0.19%

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024
		Total Class		Other	Total Class
	Term	of Financing	Term	Payment	of Financing
(000s omitted except for percentages)	Extension	Receivable	Extension	Delay	Receivable
CRE - owner occupied	$0	0.00%	$1,490	$0	0.17%
CRE - non-owner occupied	0	0.00%	3,222	17,875	1.22%
Commercial & industrial and other business loans	5,707	0.46%	399	0	0.00%
Consumer mortgage	342	0.01%	232	0	0.01%
Home equity	0	0.00%	24	0	0.00%
Total	$6,049	0.06%	$5,367	$17,875	0.23%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

	September 30, 2025
			90+ Days Past
		Past Due 30 –	Due and Still
(000s omitted)	Current	89 Days	Accruing	Non-Accrual	Total
Commercial & industrial and other business loans	$2,171	$0	$0	$3,536	$5,707
Consumer mortgage	51	0	0	420	471
Total	$2,222	$0	$0	$3,956	$6,178

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
	Weighted-Average	Weighted-Average
	Term Extension (Years)	Term Extension (Years)
Commercial & industrial and other business loans	0.0	0.3
Consumer mortgage	7.5	14.5
Total	7.5	1.5

There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the three and nine months ended September 30, 2025 and 2024.

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$41,154	$(564)	$187	$3,135	$43,912
Consumer mortgage	14,196	(33)	8	(114)	14,057
Consumer indirect	19,885	(3,557)	2,052	1,940	20,320
Consumer direct	4,133	(722)	251	467	4,129
Home equity	1,483	(93)	0	136	1,526
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	81,851	(4,969)	2,498	5,564	84,944
Liability for off-balance sheet credit exposures	859	0	0	0	859
Total allowance for credit losses and liability for off-balance sheet credit exposures	$82,710	$(4,969)	$2,498	$5,564	$85,803

	Three Months Ended September 30, 2024
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$31,128	$(1,114)	$199	$3,536	$33,749
Consumer mortgage	14,303	(188)	5	674	14,794
Consumer indirect	20,124	(3,000)	1,816	2,146	21,086
Consumer direct	3,368	(661)	228	1,037	3,972
Home equity	1,519	(58)	2	103	1,566
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	71,442	(5,021)	2,250	7,496	76,167
Liability for off-balance sheet credit exposures	869	0	0	213	1,082
Total allowance for credit losses and liability for off-balance sheet credit exposures	$72,311	$(5,021)	$2,250	$7,709	$77,249

	Nine Months Ended September 30, 2025
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$37,201	$(6,184)	$636	$12,259	$43,912
Consumer mortgage	15,017	(56)	19	(923)	14,057
Consumer indirect	20,895	(10,142)	6,160	3,407	20,320
Consumer direct	3,453	(1,939)	807	1,808	4,129
Home equity	1,548	(116)	1	93	1,526
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	79,114	(18,437)	7,623	16,644	84,944
Liability for off-balance sheet credit exposures	1,132	0	0	(273)	859
Total allowance for credit losses and liability for off-balance sheet credit exposures	$80,246	$(18,437)	$7,623	$16,371	$85,803

	Nine Months Ended September 30, 2024
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$26,854	$(1,640)	$330	$8,205	$33,749
Consumer mortgage	15,333	(345)	39	(233)	14,794
Consumer indirect	18,585	(8,669)	4,956	6,214	21,086
Consumer direct	3,269	(2,169)	710	2,162	3,972
Home equity	1,628	(115)	5	48	1,566
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	66,669	(12,938)	6,040	16,396	76,167
Liability for off-balance sheet credit exposures	913	0	0	169	1,082
Total allowance for credit losses and liability for off-balance sheet credit exposures	$67,582	$(12,938)	$6,040	$16,565	$77,249

The allowance for credit losses increased to $84.9 million at September 30, 2025 compared to $79.1 million at December 31, 2024 and $76.2 million at September 30, 2024, reflective of an increase in loans outstanding, a stable economic environment and an additional qualitative factor reserve for business lending related to an increase in size and volume of new loans not captured in the quantitative reserve.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $36.8 million at September 30, 2025 and is excluded from the estimate of credit losses and amortized cost basis of loans.

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

For qualitative macroeconomic adjustments, the Company uses third-party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of September 30, 2025. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the impact of slowing growth in residential real estate and vehicle prices as well as continued inflationary pressures.

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

At September 30, 2025 and December 31, 2024, loans with a carrying amount of approximately $6.78 billion and $6.72 billion, respectively, were pledged for the availability to secure certain borrowings with the FHLB and FRB. There were $462.2 million and $610.0 million of borrowings outstanding under these arrangements at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, there were foreclosures in process of $8.3 million and $6.3 million, respectively.

During the nine months ended September 30, 2025, the Company did not purchase any loans, while the Company sold $66.7 million of secondary market eligible residential consumer mortgage loans during the period. During the nine months ended September 30, 2024, the Company did not purchase any loans and sold $39.9 million of secondary market eligible residential consumer mortgage loans.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$77,373	$(73,802)	$3,571	$77,373	$(72,225)	$5,148
Other intangibles	141,873	(101,267)	40,606	135,833	(92,735)	43,098
Total amortizing intangibles	$219,246	$(175,069)	$44,177	$213,206	$(164,960)	$48,246

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Oct - Dec 2025	$3,323
2026	12,446
2027	6,458
2028	4,980
2029	4,117
Thereafter	12,853
Total	$44,177

Shown below are the components of the Company’s goodwill at December 31, 2024 and September 30, 2025:

(000’s omitted)	December 31, 2024	Additions/Adjustments	September 30, 2025
Goodwill	$853,225	$2,565	$855,790

NOTE G: BORROWINGS

During the first quarter of 2025, the Company entered into a new parent company unsecured committed revolving line of credit facility with a commercial bank in an amount of up to $50.0 million to be available for use for general corporate purposes including potential future merger and acquisition activity by its non-Bank subsidiaries. Outstanding borrowings under the revolving line of credit facility will bear interest at either fixed rates determined at closing or floating rates at the monthly Secured Overnight Financing Rate plus 2.25% at the option of the Company. The revolving line of credit facility will mature on February 25, 2026, subject to a 364 day extension with opt-out provided for by either party to the agreement and includes certain financial covenants. The Company has determined it is in compliance with these covenants as of September 30, 2025.

During 2024, the Company secured $250.0 million of fixed rate FHLB term borrowings. The borrowings consist of: three $50.0 million advances at interest rates ranging from 4.38% to 4.47% that were putable at the option of the FHLB in June 2025 and mature in June 2027 as the option was not exercised; and one $100.0 million advance at a rate of 3.73% that included a put option that was exercised by the FHLB in August 2025.

NOTE H: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of September 30, 2025.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 0.2 million and 0.4 million weighted-average anti-dilutive stock options outstanding for the three and nine months ended September 30, 2025, respectively. There were approximately 0.2 million weighted-average anti-dilutive stock options outstanding for the three and nine months ended September 30, 2024.

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted, except per share data)	2025	2024	2025	2024
Net income	$55,088	$43,901	$156,033	$132,688
Income attributable to unvested stock-based compensation awards	(242)	(192)	(657)	(524)
Income available to common shareholders	$54,846	$43,709	$155,376	$132,164

Weighted-average common shares outstanding – basic	52,689	52,520	52,726	52,807
Basic earnings per share	$1.04	$0.83	$2.95	$2.50

Net income	$55,088	$43,901	$156,033	$132,688
Income attributable to unvested stock-based compensation awards	(242)	(192)	(657)	(524)
Income available to common shareholders	$54,846	$43,709	$155,376	$132,164

Weighted-average common shares outstanding – basic	52,689	52,520	52,726	52,807
Assumed exercise of stock options	115	160	126	104
Weighted-average common shares outstanding – diluted	52,804	52,680	52,852	52,911
Diluted earnings per share	$1.04	$0.83	$2.94	$2.50

Stock Repurchase Program

At its December 2024 meeting, the Board of Directors of the Company (the “Board”) approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,628,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2025. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. There were 206,054 shares of treasury stock purchases made under this authorization during the first nine months of 2025, with an average price paid per share of $53.34.

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

NOTE I: COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to the Company’s normal credit policies. The Company’s liability for off-balance sheet credit exposures related to commitments to extend credit is included in accrued interest and other liabilities on the consolidated statements of condition and detailed in Note E. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. The fair value of the standby letters of credit is immaterial for disclosure.

The contract amounts of these commitments and contingencies are as follows:

	September 30,	December 31,
(000’s omitted)	2025	2024
Commitments to extend credit	$1,789,624	$1,635,509
Standby letters of credit	83,409	80,245
Total	$1,873,033	$1,715,754

The Company entered into agreements to invest a total of $10.0 million and $8.5 million in investment tax credits generated by a solar energy producing company during the third quarter of 2024 and second quarter of 2025, respectively. The Company has elected to account for the investments using the proportional amortization method. At September 30, 2025, the balance of the Company’s investment in these tax credits was $4.2 million and the unfunded commitment related to the solar energy tax credit investments was $3.4 million. At December 31, 2024, the balance of the Company’s investment in these tax credits was $1.4 million and the unfunded commitment related to the solar energy tax credit investments was $1.3 million. These amounts were reflected in other assets and accrued interest and other liabilities, respectively, in the consolidated statements of condition. The Company funded $3.3 million and $6.4 million of the total commitment during the three and nine months ended September 30, 2025, respectively, and the Company expects to fund the remaining commitment by December 31, 2025 as capital calls are made. During the three and nine months ended September 30, 2025, the Company recognized $2.5 million and $5.0 million, respectively, of federal tax credits and $2.7 million and $5.5 million, respectively, of amortization of income tax credit investments in income taxes in the consolidated statements of income related to solar energy tax credits.

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

	September 30, 2025
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,116,941	$60,969	$0	$2,177,910
Obligations of state and political subdivisions	0	385,441	0	385,441
Government agency mortgage-backed securities	0	286,249	0	286,249
Corporate debt securities	0	4,875	0	4,875
Government agency collateralized mortgage obligations	0	4,837	0	4,837
Total available-for-sale investment securities	2,116,941	742,371	0	2,859,312
Equity securities	2,905	0	0	2,905
Mortgage loans held for sale	0	339	0	339
Commitments to originate real estate loans for sale	0	0	169	169
Interest rate swap agreements asset	0	7,823	0	7,823
Interest rate swap agreements liability	0	(7,823)	0	(7,823)
Total	$2,119,846	$742,710	$169	$2,862,725

	December 31, 2024
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,025,164	$58,622	$0	$2,083,786
Obligations of state and political subdivisions	0	386,495	0	386,495
Government agency mortgage-backed securities	0	301,224	0	301,224
Corporate debt securities	0	7,697	0	7,697
Government agency collateralized mortgage obligations	0	6,512	0	6,512
Total available-for-sale investment securities	2,025,164	760,550	0	2,785,714
Equity securities	2,354	0	0	2,354
Mortgage loans held for sale	0	1,470	0	1,470
Commitments to originate real estate loans for sale	0	0	215	215
Forward sales commitments	0	(8)	0	(8)
Interest rate swap agreements asset	0	2,664	0	2,664
Interest rate swap agreements liability	0	(2,664)	0	(2,664)
Total	$2,027,518	$762,012	$215	$2,789,745

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and the security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.

●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $0.3 million at September 30, 2025 and $1.5 million at December 31, 2024. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.

●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.

●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from a third-party provider. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	September 30, 2025				December 31, 2024
				Total Fair				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$14,334	$14,334	$0	$0	$19,315	$19,315
Other real estate owned	0	0	5,635	5,635	0	0	2,781	2,781
Mortgage servicing rights	0	0	1,263	1,263	0	0	460	460
Contingent consideration	0	0	(6,814)	(6,814)	0	0	(4,140)	(4,140)
Total	$0	$0	$14,418	$14,418	$0	$0	$18,416	$18,416

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third-party appraisals, less estimated costs to sell, and may be further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such non-observable assumptions result in a Level 3 classification of the inputs for determining fair value. The carrying value of OREO may be limited by the contractual balance of the related former loan, and when this occurs, OREO is not considered to be carried at fair value or included in the fair value hierarchy disclosures. OREO is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company records impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There was a valuation allowance of approximately $0.1 million at December 31, 2024. During the nine months ended September 30, 2025 the Company recognized a $0.1 million impairment recovery resulting in no valuation allowance at September 30, 2025.

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

During the first quarter of 2025, the Company made the final required payment for the CPD contract holdback contingent consideration of $0.1 million and the first required payment for the CPD revenue-based contingent consideration arrangement of $0.6 million. During the third quarter of 2025, the Company made aggregate payments of $0.5 million for contingent consideration arrangements related to a OneGroup acquisition in 2023 and BPA acquisition made in 2025.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company did not recognize an impairment charge during the three and nine months ended September 30, 2025. See Note F for more detail.

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

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	September 30, 2025	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$14,334	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	5,635	Fair value of collateral	Estimated cost of disposal/market adjustment	6.8% - 27.2% (27.0%)
Commitments to originate real estate loans for sale	169	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	1,263	Discounted cash flow	Weighted average constant prepayment rate	10.5% - 18.9% (11.1%)
			Weighted average discount rate	4.9% - 5.5% (5.4%)
Contingent consideration	(6,814)	Discounted cash flow	Discount rate	12.2% - 18.4% (14.7%)
			Probability of achievement	30.0% - 82.0% (65.6%)

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$19,315	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	2,781	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 93.1% (51.0%)
Commitments to originate real estate loans for sale	215	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	460	Discounted cash flow	Weighted average constant prepayment rate	16.1% - 22.8% (16.6%)
			Weighted average discount rate	5.3% - 5.6% (5.6%)
Contingent consideration	(4,140)	Discounted cash flow	Discount rate	18.4%
			Probability of achievement	82.0%

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2025 and December 31, 2024 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	September 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$10,665,318	$10,574,472	$10,353,251	$9,969,696
Held-to-maturity securities	1,442,308	1,360,889	1,345,155	1,220,168
Financial liabilities:
Deposits	14,056,850	14,046,118	13,441,707	13,428,682
Overnight borrowings	67,900	67,900	118,000	118,000
Securities sold under agreement to repurchase, short-term	224,169	224,169	261,553	261,553
Other Federal Home Loan Bank borrowings	462,875	471,305	610,646	620,045

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

The fair values of held-to-maturity U.S. Treasury investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Held-to-maturity U.S. Treasury securities have been classified as a Level 1 valuation. Held-to-maturity government agency mortgage-backed securities have been classified as a Level 2 valuation. The fair values of held-to-maturity government agency mortgage-backed securities are based on current market rates for similar products.

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

NOTE K: DERIVATIVE INSTRUMENTS

The Company is party to derivative financial instruments in the normal course of business to meet the financing needs of its customers and to manage its exposure to fluctuation in interest rates and credit risk. These financial instruments have been limited to interest rate swap agreements and risk participation agreements. The Company does not hold or issue derivative financial instruments for trading or other speculative purposes.

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

Notional values and fair values of derivative instruments as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of	Fair	Notional	Statement of	Fair
(000’s omitted)	Amount	Condition Location	Value	Amount	Condition Location	Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$6,696	Other assets	$169	$0	Accrued interest and other liabilities	$0
Interest rate swaps	388,999	Other assets	7,823	388,999	Accrued interest and other liabilities	7,823
RPA sold	0	Other assets	0	53,139	Accrued interest and other liabilities	0
RPA purchased	69,388	Other assets	0	0	Accrued interest and other liabilities	0
Total derivatives	$465,083		$7,992	$442,138		$7,823

	December 31, 2024
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of	Fair	Notional	Statement of	Fair
(000’s omitted)	Amount	Condition Location	Value	Amount	Condition Location	Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$9,027	Other assets	$215	$0	Accrued interest and other liabilities	$0
Forward sales commitments	767	Other assets	(8)	0	Accrued interest and other liabilities	0
Interest rate swaps	210,931	Other assets	2,664	210,931	Accrued interest and other liabilities	2,664
RPA sold	0	Other assets	0	13,170	Accrued interest and other liabilities	0
RPA purchased	56,306	Other assets	0	0	Accrued interest and other liabilities	0
Total derivatives	$277,031		$2,871	$224,101		$2,664

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

Fee income earned on interest rate swaps and risk participation agreements is recognized in other banking services noninterest revenues in the consolidated statements of income during the period the derivative instrument is executed. During the three and nine months ended September 30, 2025, the Company recognized $0.7 million and $1.6 million, respectively, of fee income associated with interest rate swaps and risk participation agreements and $1.0 million and $1.4 million during the three and nine months ended September 30, 2024, respectively.

Cash collateral is posted by the Company with counterparties to secure certain derivatives, which is restricted cash and is included in cash and cash equivalents on the consolidated statements of condition. The amount of such collateral was $14.8 million and $5.1 million at September 30, 2025 and December 31, 2024, respectively.

The Company assessed its counterparty risk at September 30, 2025 and determined any credit risk inherent in the derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note J to these consolidated financial statements.

NOTE L: SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the President and Chief Executive Officer of the Company. The Company has identified (1) Banking and Corporate, (2) Employee Benefit Services, (3) Insurance Services, and (4) Wealth Management Services as its reportable segments and determined that segment adjusted income before income taxes is the reported measure of segment profit or loss. The prior periods have been recast to conform to the current period presentation. See “Note A Summary of Significant Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 28, 2025, for further detail on the factors used to identify the Company’s reportable segments and reported measure of segment profit or loss.

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

The Insurance Services segment includes the operating subsidiary OneGroup, a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services, as well as the Company’s equity method investment in Leap.

The Wealth Management Services segment is comprised of wealth management services including trust services provided by the Nottingham Trust division within the Bank, broker-dealer and investment advisory services provided by Nottingham Investment Services, Inc. and Nottingham Wealth Partners, Inc., as well as asset management services provided by Nottingham Advisors, Inc.

The accounting policies used in the disclosure of business segments are the same as those described in “Note A Summary of Significant Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 28, 2025, except as follows. Segment operating revenues exclude certain items considered non-core to the operating performance of the business including realized and unrealized gains or losses on investment securities. Significant segment expenses are the expense categories significant to the segment, regularly provided to or easily computed from information regularly provided to the CODM and included in segment adjusted income before income taxes. Segment adjusted income before income taxes also excludes certain items considered non-core to the operating performance of the business including amortization of intangible assets, acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual and restructuring expenses. Both segment operating revenues and significant segment expenses include certain intersegment activity associated with transactions between the segments and are eliminated in consolidation. Segment assets include certain segment cash balances held as deposits with CBNA and are eliminated in consolidation.

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

There are no transactions with a single customer that result in revenues that exceed ten percent of consolidated total revenues.

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Three Months Ended September 30, 2025
Net interest income from external customers	$128,025	$140	$0	$0	$128,165
Noninterest revenues from external customers	20,867	34,665	14,136	8,983	78,651
Revenues from external customers	148,892	34,805	14,136	8,983	206,816
Intersegment revenues	(462)	1,160	83	545	1,326
Total segment operating revenues	148,430	35,965	14,219	9,528	208,142

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(1,326)
Other revenues (a)					236
Total consolidated revenues					$207,052

Less segment expenses: (b)
Provision for credit losses	5,564	0	0	0
Salaries and employee benefits	47,226	15,962	8,760	5,458
Data processing and communications	16,276	1,069	978	798
Occupancy and equipment	10,004	892	422	125
Legal and professional fees	2,262	2,153	126	110
Business development and marketing	4,198	122	243	21
Other segment items (c)	6,597	1,266	448	124
Total segment expenses	92,127	21,464	10,977	6,636
Segment adjusted income before income taxes	$56,303	$14,501	$3,242	$2,892	$76,938

Reconciliation of profit or loss (segment adjusted income before income taxes):
Unrealized gain on equity securities					236
Amortization of intangible assets					(3,258)
Acquisition expenses					(747)
Total consolidated income before income taxes					$73,169

Other segment disclosures:
Interest income	$177,144	$602	$57	$157	$177,960

Reconciliation of interest income:
Elimination of intersegment interest income					(677)
Total consolidated interest income					$177,283

Interest expense	$49,795	$0	$0	$0	$49,795

Reconciliation of interest expense:
Elimination of intersegment interest expense					(677)
Total consolidated interest expense					$49,118

Depreciation (d)	$3,557	$164	$99	$51	$3,871
Amortization of intangible assets	442	1,768	941	107	3,258
Goodwill	732,598	91,042	28,712	3,438	855,790
Core deposit intangibles, net	3,571	0	0	0	3,571
Other intangibles, net	572	20,223	19,011	800	40,606
Segment assets	16,682,821	232,807	112,965	40,405	17,068,998

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(111,194)
Total consolidated assets					$16,957,804

(a)Other revenues includes $236 of unrealized gain on equity securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

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

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Three Months Ended September 30, 2024
Net interest income from external customers	$112,609	$136	$0	$0	$112,745
Noninterest revenues from external customers	20,260	33,544	13,652	8,895	76,351
Revenues from external customers	132,869	33,680	13,652	8,895	189,096
Intersegment revenues	(545)	1,178	57	485	1,175
Total segment operating revenues	132,324	34,858	13,709	9,380	190,271

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(1,175)
Other revenues (a)					(154)
Total consolidated revenues					$188,942

Less segment expenses: (b)
Provision for credit losses	7,709	0	0	0
Salaries and employee benefits	48,011	16,060	8,781	5,924
Data processing and communications	13,371	997	871	654
Occupancy and equipment	9,106	961	392	147
Legal and professional fees	2,355	1,188	194	171
Business development and marketing	4,068	22	244	30
Other segment items (c)	7,259	393	348	450
Total segment expenses	91,879	19,621	10,830	7,376
Segment adjusted income before income taxes	$40,445	$15,237	$2,879	$2,004	$60,565

Reconciliation of profit or loss (segment adjusted income before income taxes):
Unrealized gain on equity securities					101
Amortization of intangible assets					(3,369)
Loss on sales of investment securities					(255)
Acquisition expenses					(66)
Acquisition-related contingent consideration adjustments					156
Litigation accrual					(102)
Total consolidated income before income taxes					$57,030

Other segment disclosures:
Interest income	$163,765	$723	$38	$137	$164,663

Reconciliation of interest income:
Elimination of intersegment interest income					(763)
Total consolidated interest income					$163,900

Interest expense	$51,918	$0	$0	$0	$51,918

Reconciliation of interest expense:
Elimination of intersegment interest expense					(763)
Total consolidated interest expense					$51,155

Depreciation (d)	$3,077	$198	$105	$51	$3,431
Amortization of intangible assets	711	1,715	774	169	3,369
Goodwill	732,598	89,293	27,167	3,435	852,493
Core deposit intangibles, net	5,797	0	0	0	5,797
Other intangibles, net	780	25,069	15,156	1,328	42,333
Segment assets	16,171,950	221,671	71,014	36,253	16,500,888

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(96,188)
Total consolidated assets					$16,404,700

(a)Other revenues includes $255 of realized loss on investment securities and $101 of unrealized gain on equity securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

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

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Nine Months Ended September 30, 2025
Net interest income from external customers	$372,727	$398	$0	$0	$373,125
Noninterest revenues from external customers	59,411	100,230	41,725	27,585	228,951
Revenues from external customers	432,138	100,628	41,725	27,585	602,076
Intersegment revenues	(1,314)	3,345	228	1,648	3,907
Total segment operating revenues	430,824	103,973	41,953	29,233	605,983

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(3,907)
Other revenues (a)					480
Total consolidated revenues					$602,556

Less segment expenses: (b)
Provision for credit losses	16,371	0	0	0
Salaries and employee benefits	142,998	48,591	25,991	16,887
Data processing and communications	43,716	3,348	2,706	2,171
Occupancy and equipment	31,296	2,729	1,254	400
Legal and professional fees	8,332	5,149	405	420
Business development and marketing	10,765	209	689	52
Other segment items (c)	20,278	4,095	1,311	427
Total segment expenses	273,756	64,121	32,356	20,357
Segment adjusted income before income taxes	$157,068	$39,852	$9,597	$8,876	$215,393

Reconciliation of profit or loss (segment adjusted income before income taxes):
Unrealized gain on equity securities					480
Amortization of intangible assets					(10,109)
Restructuring expenses					(1,525)
Acquisition expenses					(815)
Litigation accrual					50
Total consolidated income before income taxes					$203,474

Other segment disclosures:
Interest income	$517,411	$1,798	$151	$415	$519,775

Reconciliation of interest income:
Elimination of intersegment interest income					(1,967)
Total consolidated interest income					$517,808

Interest expense	$146,650	$0	$0	$0	$146,650

Reconciliation of interest expense:
Elimination of intersegment interest expense					(1,967)
Total consolidated interest expense					$144,683

Depreciation (d)	$10,185	$528	$307	$152	$11,172
Amortization of intangible assets	1,730	5,259	2,748	372	10,109

(a)Other revenues includes $480 of unrealized gain on equity securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

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

(d)	The amount of depreciation disclosed by reportable segment is included within the data processing and communications and occupancy and equipment expense captions.

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Nine Months Ended September 30, 2024
Net interest income from external customers	$328,750	$394	$0	$0	$329,144
Noninterest revenues from external customers	57,511	98,000	38,068	26,796	220,375
Revenues from external customers	386,261	98,394	38,068	26,796	549,519
Intersegment revenues	(1,501)	3,410	159	1,497	3,565
Total segment operating revenues	384,760	101,804	38,227	28,293	553,084

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(3,565)
Other revenues (a)					497
Total consolidated revenues					$550,016

Less segment expenses: (b)
Provision for credit losses	16,565	0	0	0
Salaries and employee benefits	136,292	47,422	25,419	17,739
Data processing and communications	37,905	3,063	2,533	2,014
Occupancy and equipment	28,206	2,897	1,152	463
Legal and professional fees	7,294	3,824	582	340
Business development and marketing	10,496	149	811	92
Other segment items (c)	20,389	2,805	1,101	771
Total segment expenses	257,147	60,160	31,598	21,419
Segment adjusted income before income taxes	$127,613	$41,644	$6,629	$6,874	$182,760

Reconciliation of profit or loss (segment adjusted income before income taxes):
Unrealized gain on equity securities					984
Amortization of intangible assets					(10,822)
Loss on sales of investment securities					(487)
Acquisition expenses					(205)
Acquisition-related contingent consideration adjustments					156
Litigation accrual					(221)
Total consolidated income before income taxes					$172,165

Other segment disclosures:
Interest income	$473,203	$2,048	$105	$396	$475,752

Reconciliation of interest income:
Elimination of intersegment interest income					(2,155)
Total consolidated interest income					$473,597

Interest expense	$146,608	$0	$0	$0	$146,608

Reconciliation of interest expense:
Elimination of intersegment interest expense					(2,155)
Total consolidated interest expense					$144,453

Depreciation (d)	$9,066	$579	$310	$152	$10,107
Amortization of intangible assets	2,539	5,221	2,494	568	10,822

(a)Other revenues includes $487 of realized loss on investment securities and $984 of unrealized gain on equity securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Financial System, Inc. (the “Company” or “CFSI”) as of and for the three and nine months ended September 30, 2025 and 2024, although in some circumstances the first and second quarters of 2025 are also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 38. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2025, “last year” and equivalent terms refer to calendar year 2024, “third quarter” refers to the three months ended September 30, 2025, “YTD” refers to the nine months ended September 30, 2025, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 63.

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

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s judgment of an estimated amount of lifetime losses expected to be incurred on outstanding loans at the balance sheet date. This is estimated using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The determination of the appropriateness of the ACL is complex and applies significant and highly subjective estimates. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. The Company utilizes three methods for calculating the ACL: cumulative loss, vintage loss and line loss. Historical credit loss experience provides the basis for the estimation of expected future credit losses in all three methodologies. Qualitative adjustments are made for differences in loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices, commercial real estate prices including office property-specific price forecasts, office property-specific vacancy rates, automobile prices, gross domestic product, and median household income net of inflation. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside forecasts. During the first quarter of 2025, the Company updated the ACL model to add 2024 data into the historical data used for calculating the quantitative and qualitative factors as part of the annual model update procedures. In addition, management adjusted the weighting of the three economic scenarios, increasing the weight for the downside scenario from 30% to 40% and decreasing the weight of the upside scenario from 30% to 20%, to capture additional economic uncertainty. The Company also added additional reserves for business lending to capture additional risk in the portfolio due to the increase in size and volume of business loans, which was further increased in the second quarter of 2025. The change in weighting of the economic scenarios increased the ACL by $0.7 million as compared to the prior weighting in use at December 31, 2024. The additional business lending qualitative factor increased the ACL by $6.9 million as compared to the prior factor in use at December 31, 2024.

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecasts. Changes in these economic forecasts could significantly affect the estimated expected credit losses and lead to materially different amounts from one period to the next. To illustrate the sensitivity of the ACL calculation to these economic forecasts, management performed a hypothetical sensitivity analysis using a weighting of 100% to the downside forecast, rather than the existing weighting of baseline, upside and downside of 40%, 20% and 40%, respectively. The scenario-weighted average unemployment rate and GDP growth forecasts used in the ACL model at September 30, 2025 were 5.4% and 1.2%, respectively, compared to 4.8% and 1.8%, respectively, at December 31, 2024. The hypothetical downside forecast includes assumptions of a weakening economy represented by a cumulative decline in real GDP of 2.6%, enhanced geopolitical tensions, elevated inflation, a peak unemployment rate of 8.4% and an average unemployment rate of 7.0%. The Company calculated that this hypothetical scenario would increase the ACL and provision for credit losses as of and for the three and nine months ended September 30, 2025 by approximately $3.6 million, and decrease net income by $2.7 million (net of tax). This change is reflective of the sensitivity of the various economic factors used in the ACL model. The resulting difference is not intended to represent an expected increase in allowance levels, as future conditions are uncertain and there are several other quantitative and qualitative factors that will also fluctuate at the same time that economic conditions are changing, which would affect the results of the ACL calculation. The impact that the economic factors have on the model is affected by the upside or downside severity of the scenarios used, the product type mix, and the interaction of the economic factors with other quantitative and qualitative factors in the model, as changes in any particular factor or input may not occur at the same rate or be directionally consistent across all loan segments. Improvements in one factor may offset deterioration in other factors, both qualitative and quantitative. The third-party downside economic forecast used in the hypothetical scenario described does not predict a severe economic downturn, but rather a moderate recessionary environment. The Company’s geographic distribution of loans primarily outside of major metropolitan areas, combined with low statistical correlation between its historical losses and national economic indicators is reflected in the current methodology that would produce changes to the allowance that are less significant as compared to economic metric-based modeling that is more directly correlated, and therefore sensitive, to fluctuations in historical and projected national economic activity.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating” or “tangible” basis. Results on an “operating” basis exclude the after-tax effects of acquisition expenses, litigation accrual, restructuring expenses, loss on sales of investment securities, unrealized gain on equity securities and amortization of intangible assets. Results on a “tangible” basis exclude goodwill and intangible asset balances, net of accumulated amortization and applicable deferred tax amounts. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisition activity. In addition, the Company provides supplemental reporting for “operating pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, litigation accrual, restructuring expenses, loss on sales of investment securities, unrealized gain on equity securities and amortization of intangible assets from income before income taxes. Although operating pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with Current Expected Credit Loss (“CECL”) allowance methods, helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisitions. The Company also provides supplemental reporting of its interest income, net interest income and net interest margin on a fully tax-equivalent (“FTE”) basis, which includes an adjustment to interest income and net interest income that represents taxes that would have been paid had nontaxable investment securities and loans been taxable. Although fully tax-equivalent interest income, net interest income and net interest margin are non-GAAP measures, the Company’s management believes this information helps enhance comparability of the performance of assets that have different tax profiles. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 14.

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

Third quarter 2025 net income increased $11.2 million, or 25.5%, compared to the third quarter of 2024, while YTD net income increased $23.3 million, or 17.6% compared to the equivalent 2024 timeframe. Earnings per share of $1.04 for the third quarter of 2025 was $0.21 more than the third quarter of 2024, while 2025 YTD earnings per share of $2.94 was $0.44 higher than 2024 YTD earnings per share. The quarterly and YTD increases in net income and earnings per share were primarily driven by increases in net interest income and noninterest revenues and a decrease in the provision for credit losses, partially offset by increases in noninterest expenses and income taxes.

Net interest margin increased 27 basis points between the third quarter of 2024 and the third quarter of 2025 and 26 basis points on a YTD basis, while fully tax-equivalent net interest margin, a non-GAAP measure, increased 28 basis points between the third quarter of 2024 and the third quarter of 2025 and 27 basis points on a YTD basis. The yield on average interest-earning assets increased 16 basis points compared to the prior year’s third quarter and 21 basis points compared to the prior YTD period, as the yield on average loans and average investments (including cash equivalents) both improved. The yield on average loans for the third quarter increased 17 basis points compared to the third quarter of 2024 and 25 basis points between comparable YTD periods. The yield on average investments, including cash equivalents, increased 7 basis points compared to the prior year’s third quarter and 5 basis points on a YTD basis. The Company’s total cost of funds decreased 11 basis points from last year’s third quarter and 4 basis points YTD compared to the prior year, as the rate paid on interest-bearing deposits and the rate paid on borrowings both decreased.

Loan balances increased on both an average and ending basis as compared to the prior year third quarter and YTD period, reflective of organic loan growth between the periods. Deposit balances also increased on both an average and ending basis as compared to the third quarter of 2024 and YTD comprised of organic growth in both governmental and non-governmental deposit balances. Investment balances increased on both an average and ending basis as compared to the prior year third quarter and YTD period, driven by purchases of mortgage-backed securities between the periods. Borrowing balances decreased on both an average and ending basis compared to the third quarter of 2024 and YTD reflective of growth in deposit balances outpacing loan growth.

The Company recorded a $5.6 million provision for credit losses during the third quarter and $16.4 million for YTD 2025 resulting in a $2.1 million and $0.2 million lower provision for credit losses than comparable prior year periods, respectively. Third quarter credit quality metrics remain relatively favorable compared to the banking industry. Net charge-offs were $2.5 million, or an annualized 0.09% of average loans, for the third quarter and $10.8 million, or an annualized 0.14% of average loans, for the first nine months of 2025, compared to net charge-offs of $2.8 million, or an annualized 0.11% of average loans, for the prior year’s third quarter and $6.9 million, or an annualized 0.09% of average loans, for the first nine months of 2024. The nonperforming loan ratio of 0.52% at September 30, 2025 decreased 9 basis points from September 30, 2024 and decreased 18 basis points from December 31, 2024 primarily driven by the resolution of two nonperforming business lending relationships in the second quarter. The 30 to 89 day delinquent loan ratio remained low at 0.48%, up slightly from 0.46% at the end of the third quarter of 2024 and down from 0.54% at December 31, 2024.

Banking services noninterest revenues, comprised of deposit service charges and fees, mortgage banking and other banking revenues, increased $0.6 million, or 2.8%, as compared to the prior year’s third quarter, and increased $1.8 million, or 3.1%, between the comparable YTD periods. The YTD growth was primarily due to an increase in other banking revenues driven by increases in bank-owned life insurance income and customer interest rate swap fee revenues. Nonbanking financial services revenues, comprised of employee benefit services, insurance services and wealth management services revenues, increased $1.7 million, or 3.1%, as compared to the prior year’s third quarter and increased $6.7 million, or 4.2%, compared to the prior YTD period, reflecting revenue growth in all three businesses.

Noninterest expenses increased $4.1 million, or 3.3%, between the third quarter of 2024 and the third quarter of 2025 and increased $21.4 million, or 5.9%, between September YTD 2024 and September YTD 2025. The quarterly increase was primarily due to data processing and communications expenses that increased $3.2 million, or 20.3%, combined with lesser increases in occupancy and equipment expenses, legal and professional fees and other expenses, partially offset by lower salaries and employee benefits expenses driven by medical rebates and a decrease in performance-based incentive compensation expenses for certain business units. The YTD increase was primarily driven by salaries and employee benefits that increased $7.5 million, or 3.3%, and data processing and communications expenses that increased $6.4 million, or 14.1%, along with lesser increases in occupancy and equipment expenses, legal and professional fees and other expenses. The YTD increase in salaries and employee benefits was driven by merit and market-related increases in employee wages. The increases in data processing and communications expenses reflected the Company’s continued investment in technology initiatives and included a $1.4 million consulting expense in connection with a contract renegotiation with its core system provider which is expected to result in lower future core system costs. Occupancy and equipment expenses included incremental costs associated with the opening of de novo bank branches between the periods.

Third quarter and YTD operating net income, a non-GAAP measure, increased $11.4 million, or 24.5%, as compared to the third quarter of 2024 and increased $24.6 million, or 17.4%, compared to September YTD 2024. Third quarter and YTD operating earnings per share, a non-GAAP measure, increased $0.21 compared to the third quarter of 2024 and increased $0.47 compared to September YTD 2024. Third quarter and YTD operating pre-tax, pre-provision net revenue per share, a non-GAAP measure, increased $0.27 compared to the third quarter of 2024 and increased $0.62 compared to September YTD 2024. These results demonstrate improvement in the Company’s core operating performance between the periods, particularly net interest margin expansion.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $55.1 million and $156.0 million, respectively, increased $11.2 million, or 25.5%, as compared to the third quarter of 2024 and increased $23.3 million, or 17.6%, compared to September YTD 2024. Earnings per share of $1.04 for the third quarter of 2025 was $0.21 higher than the third quarter of 2024, while earnings per share for the first nine months of 2025 of $2.94 was $0.44 higher than the first nine months of 2024. The increase in net income and earnings per share for the quarter and the YTD period was the result of increases in net interest income and noninterest revenues, as well as a decrease in the provision for credit losses, partially offset by increases in noninterest expenses and income taxes. Operating net income, a non-GAAP measure, of $58.1 million and $165.5 million for the third quarter and September YTD 2025, respectively, increased $11.4 million, or 24.5%, as compared to the third quarter of 2024 and increased $24.6 million, or 17.4%, compared to September YTD 2024. Operating earnings per share, a non-GAAP measure, of $1.09 for the third quarter increased $0.21 compared to the third quarter of 2024, while operating earnings per share, a non-GAAP measure, of $3.12 for the first nine months of 2025 increased $0.47 compared to the first nine months of 2024.

As reflected in Table 1, third quarter net interest income of $128.2 million increased $15.4 million, or 13.7%, from the comparable prior year period. Net interest income of $373.1 million for the first nine months of 2025 increased $44.0 million, or 13.4%, compared to the first nine months of 2024. The quarterly and YTD increases were the result of higher yields on interest-earning assets, a decrease in the rate paid on interest-bearing liabilities and an increase in interest-earning assets from organic loan growth.

Reflective of a relatively stable economic environment and an increase in loans outstanding, the provision for credit losses of $5.6 million for the third quarter and $16.4 million for September YTD decreased $2.1 million and $0.2 million as compared to the third quarter and first nine months of 2024, respectively. While certain macroeconomic concerns persist related to non-owner occupied and multifamily CRE, the Company’s exposure to these portfolios remains diverse both geographically and by property type, and relatively low at 15% of total assets and 24% of total loans.

Third quarter and year-to-date noninterest revenues were $78.9 million and $229.4 million, respectively, up $2.7 million, or 3.5%, from the third quarter of 2024 and up $8.6 million, or 3.9%, from the first nine months of 2024. Total operating noninterest revenues, a non-GAAP measure, for the third quarter and September YTD were $78.7 million and $229.0 million, respectively, an increase of $2.3 million, or 3.0%, and $8.6 million, or 3.9%, from the prior third quarter and YTD period, respectively. The increase over the prior year third quarter was driven by a $1.7 million, or 3.1%, increase in nonbanking financial services business revenues and a $0.6 million, or 2.8%, increase in banking noninterest revenues. The increase over the prior September YTD period was driven by a $6.7 million, or 4.2%, increase in nonbanking financial services business revenues and a $1.8 million, or 3.1%, increase in banking noninterest revenues.

Noninterest expenses of $128.3 million and $382.7 million for the third quarter and September YTD periods, respectively, reflected an increase of $4.1 million, or 3.3%, from the third quarter of 2024 and an increase of $21.4 million, or 5.9%, from the first nine months of 2024. The increase in noninterest expenses for the third quarter was primarily due to increases in data processing and communications expenses, occupancy and equipment expenses, legal and professional fees and acquisition expenses, partially offset by a decrease in salaries and employee benefits expenses. The increase in noninterest expenses for the YTD period was primarily due to increases in salaries and employee benefits, data processing and communications, occupancy and equipment expenses, legal and professional fees and other expenses. The increase in noninterest expenses also includes the impact of $1.5 million of restructuring expenses in the second quarter of 2025 associated with severance payments accrued for a workforce optimization plan due to planned branch consolidations and other operational initiatives. Operating noninterest expenses increased $3.5 million, or 2.9%, from the prior year third quarter, and $20.1 million, or 5.7%, from the prior September YTD.

The effective income tax rates were 24.7% and 23.3% for third quarter and YTD 2025, respectively, as compared to 23.0% and 22.9% for the comparable prior year periods.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2025	2024	2025	2024
Net interest income	$128,165	$112,745	$373,125	$329,144
Provision for credit losses	5,564	7,709	16,371	16,565
Noninterest revenues	78,887	76,197	229,431	220,872
Noninterest expenses	128,319	124,203	382,711	361,286
Income before income taxes	73,169	57,030	203,474	172,165
Income taxes	18,081	13,129	47,441	39,477
Net income	$55,088	$43,901	$156,033	$132,688

Diluted weighted average common shares outstanding	53,036	52,911	53,075	53,120
Diluted earnings per share	$1.04	$0.83	$2.94	$2.50

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

Net interest income totaled $128.2 million for the third quarter of 2025 compared to $112.7 million for the third quarter of 2024. As shown in Table 2a, fully tax-equivalent net interest income, a non-GAAP measure, for the third quarter was $129.0 million, an increase of $15.4 million from the prior year third quarter. The increase was driven by a 16 basis point increase in the yield on average interest-earning assets, a $596.7 million increase in average interest-earning asset balances and a 17 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $479.8 million increase in average interest-bearing liability balances in comparison to the third quarter of 2024. As reflected in Table 3 for the quarter, the favorable net interest income impacts of the volume increase in average interest-earning asset balances of $6.8 million, the increase in the yield on average interest-earning assets of $6.6 million and the decrease in the rate paid on average interest-bearing liabilities of $4.3 million were partially offset by the volume increase in average interest-bearing liability balances of $2.3 million.

Net interest income totaled $373.1 million for the first nine months of 2025 compared to $329.1 million for the first nine months of 2024. As reflected in Table 2b, September YTD fully tax-equivalent net interest income, a non-GAAP measure, of $375.8 million increased $43.8 million, or 13.2%, from the year-earlier period. The September YTD increase resulted from a $623.0 million increase in average interest-earning asset balances and a 21 basis point increase in the yield on average interest-earning assets and a 9 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $547.4 million increase in average interest-bearing liability balances. As reflected in Table 3 for September YTD, the favorable net interest income impacts of the increase in the yield on average interest-earning assets of $23.3 million, the volume increase in average interest-earning asset balances of $20.7 million and the decrease in the rate paid on average interest-bearing liabilities of $7.9 million were partially offset by the negative impact from the volume increase in average interest-bearing liability balances of $8.2 million.

Net interest margin of 3.30% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.33% for the third quarter of 2025 increased 27 and 28 basis points, respectively, compared to their respective prior year periods. September YTD net interest margin of 3.26% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.29%, increased 26 and 27 basis points, respectively, compared to their respective prior year periods. The increase was primarily the result of higher yields on interest-earning assets and a higher proportion of those assets being comprised of higher yielding loan balances due to organic loan growth, as well as a decrease in the rate paid on interest-bearing liabilities, partially offset by an increase in the balance of interest-bearing liabilities.

The 16 basis point increase in the average yield on interest-earning assets for the quarter was the result of increases in both the yield on average loans and the yield on average investments, including cash equivalents. The yield on average loans for the third quarter increased 17 basis points compared to the third quarter of 2024. The third quarter of 2025 yield on average investments including cash equivalents increased 7 basis points compared to the prior year while the yield on average investments excluding cash equivalents increased 9 basis points for the same timeframe. The 25 basis point increase in the yield on interest-earning assets for the first nine months of 2025 was the result of a 25 basis point increase in the yield on average loans and a 6 basis point increase in the yield on average investments, including cash equivalents, compared to the prior YTD period. Excluding cash equivalents, the yield on average investments increased 10 basis points compared to the prior YTD period. The increase in loan yields were reflective of an increase in the proportion of higher rate loans originated over recent periods and the increase of certain adjustable-rate loan yields. As the majority of the Company’s investment portfolio, excluding cash equivalents, is comprised of fixed rate securities, the increase in investment yields were driven by the maturities of certain lower-yielding available-for-sale investment securities and the purchase of certain higher-yielding government agency mortgage-backed securities between the periods.

The third quarter and YTD average book balance of investments, including cash equivalents, increased $87.8 million and $86.3 million, respectively, as compared to the corresponding prior year periods. Investment purchases outpaced sales, maturities, calls and principal payments during the third quarter and YTD periods, driven by $94.0 million of YTD government agency mortgage-backed securities purchases classified as held-to-maturity. The cash equivalents component of average interest-earning assets increased $8.1 million and $6.4 million for the third quarter and YTD periods, respectively, compared to the prior year periods. Average loan balances increased $508.9 million for the quarter and $536.7 million YTD as compared to the prior year, with increases in all five major loan portfolios between both periods due to organic growth.

The rate paid on average interest-bearing liabilities decreased 17 basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits decreased 11 basis points and the average rate paid on external borrowings decreased 25 basis points from the comparable prior period. For the first nine months of 2025, the rate paid on average interest-bearing liabilities decreased 9 basis points from the comparable prior year period as the rate paid on average interest-bearing deposits decreased 6 basis points and the rate paid on average external borrowings decreased 21 basis points. The decrease in the rate paid on average interest-bearing deposits and on average borrowings was due to market-related interest rate changes between the periods, as well as a change in the proportion of overnight borrowings and term borrowings to total borrowings.

Average interest-bearing deposits increased $638.6 million compared to the prior year quarter and $590.1 million compared to the prior YTD period. The quarterly and YTD increases in average interest-bearing deposits were due primarily to increases in non-time deposits, including money market, savings and interest checking deposits. The average borrowing balance, which primarily includes borrowings at the FHLB and securities sold under agreement to repurchase (customer repurchase agreements), decreased $158.9 million and $42.7 million for the quarter and YTD periods, respectively. The decrease in average borrowings from the prior year quarter and YTD periods was primarily due to the increase in deposit balances outpacing the growth of interest earning assets.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on an FTE basis using a marginal income tax rate of 25.3% in 2025 and 24.4% in 2024. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayments, late and other fees and the amortization or accretion of acquired loan purchase discounts and premiums, which decreased loan interest income by $5.4 million and $15.4 million for the third quarter and YTD periods, respectively, and $5.2 million and $15.0 million for the prior third quarter and YTD periods, respectively. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$46,550	$460	3.92%	$38,481	$474	4.90%
Taxable investment securities (1)	4,268,660	21,567	2.00%	4,165,783	20,075	1.92%
Nontaxable investment securities (1)	413,663	3,426	3.29%	436,762	3,586	3.27%
Loans (net of unearned discount) (2)	10,664,241	152,710	5.68%	10,155,343	140,637	5.51%
Total interest-earning assets	15,393,114	178,163	4.59%	14,796,369	164,772	4.43%
Noninterest-earning assets	1,361,981			1,261,850
Total assets	$16,755,095			$16,058,219

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$8,086,979	23,150	1.14%	$7,462,225	20,732	1.11%
Time deposits	2,088,861	17,570	3.34%	2,074,978	19,860	3.81%
Customer repurchase agreements	187,845	662	1.40%	241,454	1,054	1.74%
Overnight borrowings	151,495	1,733	4.54%	212,520	3,008	5.63%
FHLB and other borrowings	531,979	6,003	4.48%	576,225	6,501	4.49%
Total interest-bearing liabilities	11,047,159	49,118	1.76%	10,567,402	51,155	1.93%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,640,964			3,611,755
Other liabilities	185,856			169,271
Shareholders' equity	1,881,116			1,709,791
Total liabilities and shareholders' equity	$16,755,095			$16,058,219

Net interest earnings (FTE) (non-GAAP)		$129,045			$113,617

Net interest spread (GAAP)			2.81%			2.48%
Net interest spread (FTE) (non-GAAP)			2.83%			2.50%
Net interest margin (GAAP)			3.30%			3.03%
Net interest margin (FTE) (non-GAAP)			3.33%			3.05%

Fully tax-equivalent adjustment (non-GAAP) (3)		$880			$872

(1)Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.

(2)Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

(3)The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been fully taxable.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$111,988	$3,570	4.26%	$105,638	$4,178	5.28%
Taxable investment securities (1)	4,246,049	64,006	2.02%	4,119,145	59,052	1.91%
Nontaxable investment securities (1)	416,888	10,334	3.31%	463,867	11,517	3.32%
Loans (net of unearned discount) (2)	10,508,578	442,556	5.63%	9,971,843	401,689	5.38%
Total interest-earning assets	15,283,503	520,466	4.55%	14,660,493	476,436	4.34%
Noninterest-earning assets	1,312,718			1,218,185
Total assets	$16,596,221			$15,878,678

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$8,027,605	65,896	1.10%	$7,570,758	61,864	1.09%
Time deposits	2,121,987	54,747	3.45%	1,988,687	55,902	3.75%
Customer repurchase agreements	226,040	2,315	1.37%	269,037	3,481	1.73%
Overnight borrowings	75,377	2,566	4.55%	111,226	4,686	5.63%
FHLB and other borrowings	573,854	19,159	4.46%	465,464	15,877	4.56%
Federal Reserve short-term borrowings	0	0	0.00%	72,263	2,643	4.88%
Total interest-bearing liabilities	11,024,863	144,683	1.75%	10,477,435	144,453	1.84%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,561,663			3,572,534
Other liabilities	175,429			153,623
Shareholders' equity	1,834,266			1,675,086
Total liabilities and shareholders' equity	$16,596,221			$15,878,678

Net interest earnings (FTE) (non-GAAP)		$375,783			$331,983

Net interest spread (GAAP)			2.78%			2.47%
Net interest spread (FTE) (non-GAAP)			2.80%			2.50%
Net interest margin (GAAP)			3.26%			3.00%
Net interest margin (FTE) (non-GAAP)			3.29%			3.02%

Fully tax-equivalent adjustment (non-GAAP) (3)		$2,658			$2,839
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been fully taxable.

As discussed above and disclosed in Table 3 below, the change in net interest income (FTE basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 3: Rate/Volume

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	versus September 30, 2024			versus September 30, 2024
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest earned on:
Cash equivalents	$89	$(103)	$(14)	$239	$(847)	$(608)
Taxable investment securities	504	988	1,492	1,854	3,100	4,954
Nontaxable investment securities	(192)	32	(160)	(1,163)	(20)	(1,183)
Loans (net of unearned discount)	7,191	4,882	12,073	22,154	18,713	40,867
Total interest-earning assets (2)	6,778	6,613	13,391	20,703	23,327	44,030

Interest paid on:
Interest checking, savings and money market deposits	1,775	643	2,418	3,748	284	4,032
Time deposits	132	(2,422)	(2,290)	3,609	(4,764)	(1,155)
Customer repurchase agreements	(210)	(182)	(392)	(317)	(849)	(1,166)
Overnight borrowings	(764)	(511)	(1,275)	(1,329)	(791)	(2,120)
FHLB and other borrowings	(499)	1	(498)	3,626	(344)	3,282
Federal Reserve short-term borrowings	0	0	0	(2,643)	0	(2,643)
Total interest-bearing liabilities (2)	2,254	(4,291)	(2,037)	8,151	(7,921)	230

Net interest earnings (FTE) (non-GAAP) (2)	$4,711	$10,717	$15,428	$14,509	$29,291	$43,800
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits and other core customer activities typically provided through the branch network and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial, benefit plan administration and recordkeeping services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the Nottingham Trust division within CBNA), broker-dealer and investment advisory products and services (performed by Nottingham Investment Services, Inc. (“NISI”) and Nottingham Wealth Partners, Inc.) and asset management services (performed by Nottingham Advisors, Inc.), collectively referred to as Nottingham Financial Group; and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company has other activities that impact noninterest revenues, including income earned on bank owned life insurance and realized and unrealized gains or losses on investment securities.

Table 4: Noninterest Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2025	2024	2025	2024
Employee benefit services	$34,408	$33,215	$99,410	$97,031
Insurance services	14,137	13,652	41,726	38,068
Wealth management services	8,946	8,892	27,491	26,793
Deposit service charges and fees	8,316	8,159	24,009	23,233
Debit interchange and ATM fees	6,874	6,757	20,006	20,105
Mortgage banking	1,180	1,055	3,150	3,675
Other banking revenues	4,790	4,621	13,159	11,470
Loss on sales of investment securities	0	(255)	0	(487)
Unrealized gain on equity securities	236	101	480	984
Total noninterest revenues	$78,887	$76,197	$229,431	$220,872

Noninterest revenues/total revenues	38.1%	40.3%	38.1%	40.2%
Operating noninterest revenues/operating revenues (FTE basis) (non-GAAP) (1)	37.9%	40.2%	37.9%	39.9%
(1)	Operating noninterest revenues, a non-GAAP measure, excludes loss on sales of investment securities and unrealized gain on equity securities from total noninterest revenues. Operating revenues, a non-GAAP measure, is defined as net interest income on a FTE basis plus noninterest revenues, excluding loss on sales of investment securities and unrealized gain on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues totaled $78.9 million for the third quarter of 2025 and $229.4 million for the first nine months of 2025. This represents an increase of $2.7 million, or 3.5%, for the quarter and an increase of $8.6 million, or 3.9%, for the YTD period in comparison to the equivalent 2024 periods. Noninterest revenues for the third quarter and YTD periods of 2024 include a $1.0 million unrealized gain on equity securities associated with the conversion of certain Visa Class B shares to Visa Class C shares. Operating noninterest revenues, a non-GAAP measure as defined in the table above, totaled $78.7 million for the third quarter of 2025, an increase of $2.3 million, or 3.0%, from the prior year’s third quarter and totaled $229.0 million for the first nine months of 2025, an increase of $8.6 million, or 3.9%, from the first nine months of 2024.

Employee benefit services revenues increased $1.2 million, or 3.6%, and $2.4 million, or 2.5%, for the three and nine months ended September 30, 2025, respectively, as compared to the equivalent prior year periods, driven by revenue growth in the recordkeeping and third-party administration services business line due in part to revenue growth from acquisitions.

Insurance services revenues increased $0.5 million, or 3.6%, and $3.7 million, or 9.6%, for the third quarter and YTD periods, respectively, primarily due to revenue growth from acquisitions and an increase in contingent commissions.

Wealth management services revenues were consistent for the third quarter of 2025 and increased $0.7 million, or 2.6%, for September 2025 YTD as compared to the same time periods of 2024, reflective of generally favorable market conditions.

Banking noninterest revenues increased $0.6 million, or 2.8%, between the third quarter of 2024 and 2025 and increased $1.8 million, or 3.1%, between the first nine months of 2024 and 2025. The growth between both periods was driven by increases in other banking revenues (an increase of $0.2 million for the quarter and $1.7 million YTD) and deposit service charges and fees (an increase of $0.2 million for the quarter and $0.8 million YTD). Mortgage banking revenues increased $0.1 million for the quarter and decreased $0.5 million YTD and debit interchange and ATM fees increased $0.1 million for the quarter and decreased $0.1 million YTD. The YTD increase in other banking revenues is primarily driven by an increase in bank-owned life insurance income, while the decrease in mortgage banking revenues for the YTD period was due to the prior year including a more significant increase in the value of mortgage servicing rights.

The ratio of noninterest revenues to total revenues was 38.1% for both the third quarter of 2025 and September YTD 2025, compared to 40.3% for the prior year’s third quarter and 40.2% for September YTD 2024. The quarterly decrease was due to net interest income increasing 13.7% while noninterest revenues increased 3.5%. The YTD decrease was the result of net interest income increasing 13.4% while noninterest revenues increased 3.9%.

The ratio of operating noninterest revenues to operating revenues (FTE), a non-GAAP measure as defined in the table above, was 37.9% for the quarter and nine months ended September 30, 2025 compared to 40.2% and 39.9% for the corresponding periods of 2024. The decrease between the quarterly periods was due to an 8.1% increase in fully tax-equivalent net interest income, a non-GAAP measure, while operating noninterest revenues, a non-GAAP measure, increased 3.0%. The year-to-date decrease was a function of an 8.5% increase in fully tax-equivalent net interest income, a non-GAAP measure, while operating noninterest revenues, a non-GAAP measure, increased 3.9%.

Noninterest Expenses

Table 5 below sets forth the quarterly and YTD results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2025	2024	2025	2024
Salaries and employee benefits	$76,532	$78,022	$231,995	$224,532
Data processing and communications	19,119	15,894	51,940	45,516
Occupancy and equipment	11,419	10,586	35,603	32,663
Business development and marketing	4,585	4,365	11,716	11,549
Legal and professional fees	4,469	3,723	13,686	11,523
Amortization of intangible assets	3,258	3,369	10,109	10,822
Litigation accrual	0	102	(50)	221
Acquisition expenses	747	66	815	205
Acquisition-related contingent consideration adjustments	0	(156)	0	(156)
Restructuring expenses	0	0	1,525	0
Other	8,190	8,232	25,372	24,411
Total noninterest expenses	$128,319	$124,203	$382,711	$361,286

Noninterest expenses/average assets	3.04%	3.08%	3.08%	3.04%
Operating noninterest expenses(1) /average assets (non-GAAP)	2.94%	2.99%	2.98%	2.95%
Efficiency ratio (GAAP)	62.0%	65.7%	63.5%	65.7%
Operating efficiency ratio (non-GAAP)(2)	59.9%	63.6%	61.2%	63.4%
(1)	Operating noninterest expenses, a non-GAAP measure, is calculated as total noninterest expenses less litigation accrual, acquisition expenses, acquisition-related contingent consideration adjustments, restructuring expenses and amortization of intangible assets. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Operating efficiency ratio, a non-GAAP measure, is calculated as operating noninterest expenses as defined in footnote (1) above divided by net interest income on a fully tax-equivalent basis plus noninterest revenues excluding loss on sales of investment securities and unrealized gain on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $128.3 million and $382.7 million for the third quarter and YTD periods of 2025, respectively, representing an increase of $4.1 million, or 3.3%, and an increase of $21.4 million, or 5.9%, from the prior year periods, respectively. The change for the third quarter was primarily attributable to an increase in data processing and communications ($3.2 million), while salaries and employee benefits decreased $1.5 million. The change for the YTD period was primarily attributable to an increase in salaries and employee benefits ($7.5 million), as well as data processing and communications ($6.4 million). The remaining change to noninterest expenses is attributable to occupancy and equipment (an increase of $0.8 million for the quarter and $2.9 million YTD), business development and marketing (an increase of $0.2 million for the quarter and YTD), legal and professional fees (an increase of $0.7 million for the quarter and $2.1 million YTD), amortization of intangible assets (a decrease of $0.1 million for the quarter and $0.7 million YTD), litigation accrual (a decrease of $0.1 million for the quarter and $0.3 million YTD), acquisition expenses (an increase of $0.7 million for the quarter and $0.6 million YTD), acquisition-related contingent consideration adjustments (an increase of $0.2 million for the quarter and YTD), restructuring expenses (consistent for the quarter and an increase of $1.5 million YTD) and other expenses (consistent for the quarter and an increase of $1.0 million YTD).

The decrease in salaries and benefits expense for the quarter was driven by lower employee medical costs that reflected rebates received and a decrease in performance-based incentive compensation expense for certain business units. The increases in salaries and benefits expense for the YTD period were driven by merit and market-related increases in employee wages and select staff additions. Data processing increases were reflective of the Company’s continued investment in key technologies, including artificial intelligence applications, customer payment fraud and cybersecurity risk management software, credit administration software and other workflow modernization initiatives as well as a $1.4 million consulting expense in connection with a contract renegotiation with its core system provider which is expected to result in lower future core system costs. Increases in occupancy and equipment expenses were primarily due to higher property maintenance costs along with incremental expenses associated with the Bank’s de novo branches opened between the periods. The Company also recorded $1.5 million in costs in the second quarter of 2025 that related to severance payments accrued for a workforce optimization plan due to planned branch consolidations and other consumer banking operational initiatives.

The Company’s efficiency ratio was 62.0% for the third quarter of 2025, 3.7 percentage points favorable to the comparable quarter of 2024. This resulted from total revenues increasing 9.6%, primarily due to higher net interest income, while total noninterest expenses increased 3.3% due to the factors noted above. The efficiency ratio of 63.5% for September YTD 2025 was 2.2 percentage points favorable to the 65.7% efficiency ratio for September YTD 2024. The improvement in the efficiency ratio between the comparable YTD periods was the result of total revenues increasing 9.6% primarily due to increases in net interest income, while total noninterest expenses increased 5.9% due to the factors noted above.

The Company’s operating efficiency ratio, a non-GAAP measure as defined in the table above, was 59.9% for the third quarter, 3.7 percentage points favorable to the comparable quarter of 2024. This resulted from operating revenues (FTE), a non-GAAP measure as described above, increasing 9.3% while operating noninterest expenses, a non-GAAP measure as described above, increased 2.9%. The Company’s operating efficiency ratio, a non-GAAP measure as defined in the table above, of 61.5% for the first nine months of 2025 was 1.9 percentage points favorable compared to the first nine months of 2024 due to operating revenues (FTE), a non-GAAP measure as described above, increasing by 9.5% while operating noninterest expenses, a non-GAAP measure as described above, increased 6.2%.

Annualized current quarter noninterest expenses as a percentage of average assets decreased 0.04 percentage points versus the third quarter of the prior year as noninterest expenses increased 3.0% while average assets increased 4.3%. On a YTD basis, annualized noninterest expenses as a percentage of average assets increased 0.04 percentage points as noninterest expenses increased 6.2% while average assets increased 4.5%. Noninterest expenses increased between both periods due to the factors noted above and average assets increased between both periods primarily due to interest-earning asset growth.

Annualized current quarter operating noninterest expenses, a non-GAAP measure as defined in the table above, as a percentage of average assets decreased 0.05 percentage points versus the third quarter of the prior year as noninterest expenses increased 2.9% while average assets increased 4.3%. On a YTD basis, annualized noninterest expenses as a percentage of average assets increased 0.05 percentage points as noninterest expenses increased 6.0% while average assets increased 4.5%. Noninterest expenses increased between both periods due to the factors noted above and average assets increased between both periods primarily due to interest-earning asset growth.

Income Taxes

The third quarter and YTD 2025 effective income tax rates were 24.7% and 23.3%, respectively, as compared to 23.0% and 22.9% for the comparable periods of 2024. The increases in the third quarter and YTD 2025 effective income tax rates are primarily attributable to an increase in certain state income taxes. The Company recorded a $0.1 million and $0.7 million income tax benefit associated with stock-based compensation for the third quarter and YTD 2025, respectively. The Company recorded a $0.2 million tax expense associated with stock-based compensation for YTD 2024, while the tax benefit associated with stock-based compensation was immaterial for the third quarter of 2024. The third quarter and YTD 2025 tax expense associated with the amortization of income tax credit investments was $2.9 million and $6.2 million, respectively, as compared to $0.3 million and $0.9 million for the comparable periods of 2024. The effective tax rates adjusted to exclude the income tax impact of stock-based compensation and amortization of income tax credit investments for the third quarter and YTD 2025 were 20.8% and 20.6%, respectively, as compared to 22.6% and 22.3% for the comparable periods of 2024, due to an increase in federal income tax credits associated with the Company’s investment in tax credits generated by a solar energy producing company.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $4.38 billion at the end of the third quarter, an increase of $162.1 million, or 3.8%, from December 31, 2024 and an increase of $93.0 million, or 2.2%, from September 30, 2024. The book value of investment securities (excluding unrealized gains and losses) of $4.68 billion at the end of the third quarter increased $53.6 million, or 1.2%, from December 31, 2024 and increased $73.1 million, or 1.6%, from September 30, 2024, driven by U.S. government agency mortgage-backed securities purchases. During the first nine months of 2025, the Company purchased $92.8 million of government agency mortgage-backed securities with an average yield of 5.42%, which the Company classified as held-to-maturity. These additions were offset by $57.2 million of investment maturities, calls and principal payments during the first nine months of 2025. Additionally, there was $28.6 million of net accretion on investment securities during the first nine months of 2025. The effective duration of the investment securities portfolio was 5.6 years at the end of the third quarter of 2025, as compared to 6.2 years at the end of 2024 and 6.4 years at the end of the third quarter of 2024.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At September 30, 2025, the investment portfolio (excluding held-to-maturity investment securities) had a $296.0 million net unrealized loss, a $108.6 million decrease from the $404.6 million net unrealized loss at December 31, 2024 and a $19.9 million decrease from the $315.9 million net unrealized loss at September 30, 2024. These decreases were principally driven by the general downward movements in medium to long-term interest rates, as well as the volume and rates associated with the securities maturities that occurred during the past 12 months.

The following table sets forth the carrying value of the Company’s investment securities portfolio:

Table 6: Investment Securities

	September 30,	December 31,	September 30,
(000's omitted)	2025	2024	2024
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,177,910	$2,083,786	$2,142,622
Obligations of state and political subdivisions	385,441	386,495	401,952
Government agency mortgage-backed securities	286,249	301,224	326,509
Government agency collateralized mortgage obligations	4,837	6,512	7,673
Corporate debt securities	4,875	7,697	7,187
Total available-for-sale portfolio	2,859,312	2,785,714	2,885,943

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	1,160,978	1,138,743	1,131,278
Government agency mortgage-backed securities	281,330	206,412	187,772
Total held-to-maturity portfolio	1,442,308	1,345,155	1,319,050

Equity and Other Securities:
Equity securities without readily determinable fair value
Federal Home Loan Bank common stock	36,907	45,408	40,717
Federal Reserve Bank common stock	33,331	33,442	33,442
Other equity securities without readily determinable fair value	5,801	6,313	6,293
Total equity securities without readily determinable fair value	76,039	85,163	80,452
Equity securities with readily determinable fair value	2,905	2,354	2,106
Total equity and other securities	78,944	87,517	82,558

Total investment securities	$4,380,564	$4,218,386	$4,287,551

Loans

Loans ended the third quarter at $10.75 billion, $317.9 million, or 3.0%, higher than December 31, 2024 and $498.6 million, or 4.9%, higher than September 30, 2024 ending loans.

Mortgages on commercial property combined with general-purpose business lending to commercial, industrial, non-profit and governmental customers and vehicle dealer floor plan financing is characterized as the Company’s business lending activity. The business lending portfolio increased $272.2 million, or 6.2%, from September 30, 2024, and $158.7 million, or 3.5%, from December 31, 2024, driven by organic growth over both periods. As compared to December 31, 2024, multifamily increased $170.9 million, or 23.6% and business non-real estate loans, including commercial and industrial lending, increased $95.6 million, or 8.4%, while non-owner occupied CRE decreased $103.4 million, or 5.8%, and owner-occupied CRE decreased $4.4 million, or 0.5%. The change from December 31, 2024 includes $52.6 million of construction loans that were reclassified from non-owner occupied to multifamily during the third quarter of 2025. While certain macroeconomic concerns persist related to non-owner occupied and multifamily CRE, the Company’s exposure to these portfolios is diverse both geographically and by industry type, and remains relatively low at 15% of total assets and 24% of total loans. CRE lending represents 73.5% of the total business lending portfolio at September 30, 2025, compared to 74.7% at December 31, 2024 and 75.1% at September 30, 2024. Other commercial and industrial lending represents the remaining 26.5% of total business lending at September 30, 2025, compared to 25.3% at December 31, 2024 and 24.9% at September 30, 2024. The Company’s largest non-owner occupied CRE lending concentration by property type is multifamily at 26.1% of total CRE lending, followed by office and commercial construction, at 10.4% and 9.4%, respectively. The Company’s largest owner-occupied lending concentration by industry is retail trade at 8.2% of total CRE lending, followed by real estate rental and leasing and arts, entertainment and recreation that comprise 2.6% and 2.4%, respectively, of total CRE lending. These levels demonstrate the Company’s diversity in the lending portfolio, as there are no significant industry or geographic concentrations, no metropolitan statistical area (“MSA”) accounting for more than 14% of the CRE portfolio and a very low level of CRE lending being conducted in major metropolitan areas. See Table 7 below for concentrations of CRE lending by borrower type and Table 8 below for concentrations of CRE by property location.

The business loan balance increases are reflective of continued high demand for multi-family housing, expansion of internal resources and proactive business development and pricing in the Company’s market areas, as well as the Company’s strong liquidity profile relative to competitors that creates opportunities to gain market share. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong credit quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category. To assist business lending customers in managing their interest rate risk, the Company enters into interest rate swaps which have associated interest rate and credit risk; for additional detail on the Company’s use of interest rate swaps, see Note K beginning on page 32 of this Form 10-Q.

The following table presents the concentration by borrower type of the Company’s CRE loan balances as of September 30, 2025 and December 31, 2024:

Table 7: Concentrations of CRE Lending by Borrower Type

	September 30, 2025		December 31, 2024
	Amortized	Percentage of	Amortized	Percentage of
(000’s omitted, except percentages)	Cost	Total	Cost	Total
Multifamily and non-owner occupied CRE by property type:
Multifamily	$894,990	26.1%	$724,114	21.5%
Office	357,025	10.4%	368,387	11.0%
Commercial Construction	321,076	9.4%	395,482	11.7%
Lodging	316,664	9.2%	336,221	10.0%
Retail	265,538	7.7%	256,351	7.6%
Other Lessors of CRE	181,929	5.3%	200,215	6.0%
Warehouse/Industrial	164,516	4.8%	149,722	4.5%
Nursing/Assisted Living	52,989	1.5%	56,159	1.7%
Residential Construction	3,246	0.1%	4,278	0.1%
All Other	8,716	0.4%	8,284	0.2%
Total multifamily and non-owner occupied CRE	2,566,689	74.9%	2,499,213	74.3%

Owner-occupied CRE by industry:
Retail Trade	282,436	8.2%	293,208	8.7%
Real Estate Rental and Leasing	88,589	2.6%	81,802	2.4%
Arts, Entertainment and Recreation	82,976	2.4%	87,709	2.6%
Health Care and Social Assistance	80,770	2.4%	85,151	2.5%
Other Services	79,167	2.3%	81,688	2.4%
Manufacturing	53,111	1.5%	49,558	1.5%
Agriculture and Forestry	51,137	1.5%	51,602	1.5%
Accommodation and Food Services	41,495	1.2%	39,385	1.2%
Wholesale Trade	22,574	0.7%	25,312	0.8%
Construction	18,911	0.6%	16,791	0.5%
Transportation and Warehousing	10,989	0.3%	11,547	0.3%
Professional, Scientific and Technical Services	9,449	0.3%	7,603	0.2%
Educational Services	4,117	0.1%	4,618	0.1%
All Other	34,678	1.0%	28,809	1.0%
Total owner occupied CRE	860,399	25.1%	864,783	25.7%

Total CRE	$3,427,088	100.0%	$3,363,996	100.0%

The following table presents the geographic concentrations of the Company’s CRE loan balances by property location (MSA) as of September 30, 2025 and December 31, 2024:

Table 8: Concentrations of CRE by Property Location

September 30, 2025	Multifamily CRE		Owner occupied CRE		Non-owner occupied CRE		Total CRE
(000’s omitted, except percentages)	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE
MSA:
Albany-Schenectady-Troy, NY	$98,378	2.9%	$101,087	2.9%	$249,467	7.3%	$448,932	13.1%
Burlington-South Burlington, VT	208,300	6.1%	34,613	1.0%	136,640	4.0%	379,553	11.1%
Buffalo-Cheektowaga, NY	103,104	3.0%	57,584	1.7%	141,184	4.1%	301,872	8.8%
Rochester, NY	37,174	1.1%	100,718	2.9%	145,636	4.2%	283,528	8.2%
Syracuse, NY	12,399	0.4%	81,487	2.4%	134,191	3.9%	228,077	6.7%
Scranton Wilkes-Barre, PA	64,078	1.9%	62,752	1.8%	98,987	2.9%	225,817	6.6%
Utica-Rome, NY	54,089	1.6%	42,862	1.3%	54,356	1.6%	151,307	4.5%
Glens Falls, NY	43,369	1.3%	3,615	0.1%	20,072	0.6%	67,056	2.0%
All Other MSA - NY(1)(2)	72,721	2.1%	64,751	1.9%	88,696	2.6%	226,168	6.6%
All Other MSA - PA(1)(2)	17,035	0.5%	63,426	1.9%	146,120	4.3%	226,581	6.7%
All Other MSA(1)	92,210	2.7%	41,223	1.2%	221,807	6.5%	355,240	10.4%

Non-MSAs:
NY	50,830	1.5%	159,072	4.6%	184,194	5.4%	394,096	11.5%
All Other Non-MSA	41,303	1.0%	47,209	1.4%	50,349	1.4%	138,861	3.8%
Total	$894,990	26.1%	$860,399	25.1%	$1,671,699	48.8%	$3,427,088	100.0%

December 31, 2024	Multifamily CRE		Owner occupied CRE		Non-owner occupied CRE		Total CRE
(000’s omitted, except percentages)	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE
MSA:
Albany-Schenectady-Troy, NY	$104,274	3.1%	$104,162	3.1%	$250,019	7.4%	$458,455	13.6%
Burlington-South Burlington, VT	172,602	5.1%	38,500	1.1%	153,102	4.6%	364,204	10.8%
Rochester, NY	30,391	0.9%	101,207	3.0%	144,261	4.3%	275,859	8.2%
Buffalo-Cheektowaga, NY	37,587	1.1%	59,919	1.8%	172,484	5.1%	269,990	8.0%
Syracuse, NY	12,372	0.4%	71,519	2.1%	145,796	4.3%	229,687	6.8%
Scranton Wilkes-Barre, PA	61,857	1.8%	60,603	1.8%	101,573	3.0%	224,033	6.6%
Utica-Rome, NY	39,294	1.2%	35,885	1.1%	63,696	1.9%	138,875	4.2%
Ithaca, NY	30,966	0.9%	12,132	0.4%	23,481	0.7%	66,579	2.0%
All Other MSA - NY(1)(2)	87,605	2.6%	60,698	1.8%	107,881	3.2%	256,184	7.6%
All Other MSA - PA(1)(2)	17,017	0.5%	63,142	1.9%	97,908	2.9%	178,067	5.3%
All Other MSA(1)	50,505	1.5%	43,928	1.3%	249,527	7.4%	343,960	10.2%

Non-MSAs:
NY	53,690	1.6%	161,967	4.8%	198,312	5.9%	413,969	12.3%
All Other Non-MSA	25,954	0.8%	51,121	1.5%	67,059	2.1%	144,134	4.4%
Total	$724,114	21.5%	$864,783	25.7%	$1,775,099	52.8%	$3,363,996	100.0%
(1)	The MSAs within these captions are individually less than 2% of total CRE exposure.
(2)	The MSAs within these captions include certain counties in adjacent states with a high degree of economic and social integration with the respective core city in New York or Pennsylvania.

Consumer mortgages increased $117.0 million, or 3.4%, from one year ago and increased $54.5 million, or 1.6%, from December 31, 2024, with the increases over both periods representing organic growth, including the impact of certain secondary market sales of new volume production. The Company sold $32.6 million and $66.7 million of consumer mortgage production during the three and nine months ended 2025, respectively. Over the past year, the Company produced organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, recruitment of additional mortgage loan originators and proactive business development efforts, while also benefitting from the comparatively stable housing market conditions in the Company’s primary markets relative to the national environment. Home equity loans increased $50.0 million, or 10.8%, from one year ago and increased $33.5 million, or 7.0%, from December 31, 2024, in part a result of competitive pricing and lower levels of payoffs and paydowns related to consumer mortgage refinancing in a relatively high interest rate environment.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine and recreational vehicle dealerships (referred to as “consumer indirect”), increased $59.4 million, or 3.0%, from one year ago, and increased $71.2 million, or 3.6%, from December 31, 2024. The moderate increases were primarily due to increasingly competitive market conditions as certain competitors increased their activities, making growth in market share and expansion of the dealer network more challenging. The Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio by providing competitive market offerings to its customers and pursuing the expansion of its dealer network. These loans have historically provided attractive returns, and the Company strives to grow these key portfolios despite the strong competition from the financing subsidiaries of vehicle manufacturers and other financial intermediaries

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as of the end of the periods indicated, as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to change when the risk factors of each component part change. The allocation is not indicative of the specific amount of future net charge-offs that is expected to be incurred in each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 9, total allowance for credit losses at the end of the third quarter was $84.9 million, an increase of $8.8 million, or 11.5%, from one year earlier and an increase of $5.8 million, or 7.4%, from the end of 2024.

Table 9: Allowance for Credit Losses by Loan Type

	September 30, 2025		December 31, 2024		September 30, 2024
(000’s omitted except for ratios)	Allowance for Credit Losses	Percent of Total Loan Balances	Allowance for Credit Losses	Percent of Total Loan Balances	Allowance for Credit Losses	Percent of Total Loan Balances
Business lending	$43,912	43.4%	$37,201	43.2%	$33,749	42.8%
Consumer mortgage	14,057	33.0%	15,017	33.5%	14,794	33.4%
Consumer indirect	20,320	17.1%	20,895	16.9%	21,086	17.4%
Consumer direct	4,129	1.8%	3,453	1.8%	3,972	1.9%
Home equity	1,526	4.7%	1,548	4.6%	1,566	4.5%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total	$84,944	100.0%	$79,114	100.0%	$76,167	100.0%

As demonstrated in Table 9, the consumer direct, consumer indirect and the business lending portfolios carry higher credit risk than the consumer mortgage and home equity portfolios; therefore, the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential losses not captured in the specific allowance categories due to model imprecision. The unallocated allowance of $1.0 million at September 30, 2025 was consistent with December 31, 2024 and September 30, 2024.

Allowance for credit losses and loan net charge-off ratios are as follows:

Table 10: Loan Ratios

	September 30,	December 31,	September 30,
	2025	2024	2024
Allowance for credit losses/total loans	0.79%	0.76%	0.74%
Allowance for credit losses/nonperforming loans	152%	108%	121%
Nonaccrual loans/total loans	0.46%	0.64%	0.58%
Allowance for credit losses/nonaccrual loans	172%	119%	129%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	0.03%	0.13%	0.08%
Consumer mortgage	0.00%	0.00%	0.02%
Consumer indirect	0.33%	0.31%	0.27%
Consumer direct	0.97%	0.68%	0.92%
Home equity	0.07%	0.03%	0.05%
Total loans	0.09%	0.12%	0.11%

Net charge-offs during the third quarter of 2025 were $2.5 million, a decrease of $0.3 million compared to the third quarter of 2024. The business lending and consumer mortgage portfolios experienced lower net charge-off levels compared with the third quarter of 2024 while the consumer installment and home equity portfolios were above prior year levels. The total net charge-off ratio (net charge-offs annualized as a percentage of average loans outstanding for the quarter) for the third quarter was 0.09%, 3 basis points lower than the ratio for the fourth quarter of 2024 and 2 basis points lower than the ratio for the third quarter of 2024. The net charge-off ratios for the third quarter of 2025 for the business lending and consumer mortgage portfolios were below the Company’s average for the trailing eight quarters, while the net charge-off ratio for the consumer installment and home equity portfolios were above the Company’s average for the trailing eight quarters.

Other real estate owned (“OREO”) at September 30, 2025 was $7.9 million. This compares to $2.8 million at December 31, 2024 and $2.3 million at September 30, 2024. At September 30, 2025, OREO consisted of 40 residential properties with a total value of $2.5 million and one commercial lending relationship consisting of multiple properties with an aggregate value of $5.4 million. This compares to 44 residential properties with a total value of $2.8 million and no commercial properties at December 31, 2024, and 34 residential properties with a total value of $2.3 million at September 30, 2024. The increase in OREO over the last twelve months was primarily driven by commercial OREO related to a non-owner occupied CRE loan that was charged off in the second quarter of 2025, while the increase in residential OREO is related to the Company working through a backlog of residential foreclosures that arose due to pandemic-related moratoriums that have since been lifted.

Approximately 38% of the nonperforming loans at September 30, 2025 were related to the business lending portfolio, which is comprised of business loans broadly diversified by industry, geography and property type. Of the nonperforming loans in the business lending portfolio, other commercial and industrial loans represents 60% of the balance, owner-occupied CRE represents 33% of the balance and non-owner occupied CRE represents 7% of the balance. There were no nonperforming multifamily loans at September 30, 2025. Nonperforming business loans decreased 43 basis points as compared to December 31, 2024 and decreased 23 basis points as compared to September 30, 2024. The decrease in nonperforming business loans as compared to December 31, 2024 is primarily related to the charge-off of one non-owner occupied CRE loan relationship previously mentioned and the substantial repayment of one multifamily CRE nonperforming loan relationship.

Approximately 56% of nonperforming loans at September 30, 2025 were comprised of consumer mortgages. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. Inflation rates have trended lower and become more stable, and the unemployment rate remains low; this has contributed to the credit performance in the consumer mortgage loan portfolio remaining favorable. The remaining 6% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 152% at the end of the third quarter, as compared to 108% at year-end 2024 and 121% at September 30, 2024. The increase in this ratio versus the end of 2024 and one year ago was due to the allowance for credit losses increasing proportionally more than nonperforming loan levels.

The Company’s asset quality metrics, including net charge-offs and delinquent and nonperforming loans, remain relatively favorable compared to the banking industry, reflecting the Company’s robust risk management practices and disciplined credit quality standards.

The Company’s senior management, special asset officers and business lending management review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted. Based on this analysis, a relationship may be assigned a special assets officer or other senior lending officer to meet with the borrowers, assess the collateral and recommend an action plan. This plan could include foreclosure, restructuring loans, issuing demand letters or other actions. The Company’s larger criticized credits (greater than $2.0 million exposure) are also reviewed on a quarterly basis by banking senior management, senior credit administration management, special assets officers and business lending management to monitor their status and discuss relationship management plans. Business lending management reviews the criticized business loan portfolio on a monthly basis.

Delinquent loans (defined as loans 30 days or more past due or in nonaccrual status) as a percent of total loans was 1.00% at the end of the third quarter, 24 basis points below the 1.24% at year-end 2024 and 7 basis points below the 1.07% at September 30, 2024. The business lending delinquency ratio at the end of the third quarter of 0.51% was 47 basis points below the level of 0.98% at December 31, 2024 and 23 basis points below the level of 0.74% at September 30, 2024. The changes in the delinquent loan ratios over the indicated prior periods were related to the previously mentioned charged-off and substantially repaid CRE loans. The delinquency rates for all loan portfolios decreased as compared to the levels at December 31, 2024. The delinquency rates for business lending and home equity decreased as compared to the levels at September 30, 2024, while consumer mortgage and consumer installment increased.

The Company recorded a $5.6 million provision for credit losses in the third quarter of 2025. The third quarter provision for credit losses was $2.1 million lower than the equivalent prior year period’s provision for credit losses of $7.7 million, primarily due to strong loan growth and increase in non-economic qualitative factors in the prior year quarter. The allowance for credit losses of $84.9 million as of September 30, 2025 increased $8.8 million from the level one year ago. The current quarter provision for credit losses is primarily reflective of organic loan growth and a relatively stable economic environment. The allowance for credit losses to total loans ratio was 0.79% at September 30, 2025, 3 and 5 basis points higher than the levels at December 31, 2024 and September 30, 2024, respectively. Refer to Note E: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of September 30, 2025, the net purchase discount related to the $795.8 million of remaining non-purchased credit deteriorated (“PCD”) loan balances acquired through acquisition transactions was approximately $15.4 million, or 1.9% of that portfolio.

Deposits

As shown in Table 11, average deposits of $13.82 billion in the third quarter were $667.8 million, or 5.1%, higher than the third quarter of 2024 and increased $341.6 million, or 2.5%, from the fourth quarter of last year. On an ending basis, total deposits increased $615.1 million, or 4.6%, from December 31, 2024 and were $580.7 million, or 4.3%, higher than one year prior. Average noninterest checking deposits as a percentage of average total deposits was 26.4% in the third quarter compared to 27.5% in the third quarter of 2024 and 26.7% in the fourth quarter of last year. Average non-maturity deposits represented 84.9% of the Company’s average deposit funding base in the third quarter of 2025 and time deposits represented 15.1% of total average deposits. In comparison, time deposits represented 15.8% of total average deposits during the third quarter of 2024 and 16.2% of total average deposits during the fourth quarter of last year. The quarterly average cost of deposits was 1.17% for the third quarter of 2025, compared to 1.23% in the third quarter of 2024, reflective of the decrease in certain deposit interest rates as a result of changing market conditions, including a general decline in market interest rates, as well as the decrease in proportion of relatively higher-cost time deposits. The Company continues to focus on expanding its deposit relationship base through its competitive product offerings, high-quality customer service and market expansion initiatives.

The Company’s deposit base is well diversified across customer segments, which as of September 30, 2025 is comprised of approximately 56% consumer, 29% business and 15% governmental, and broadly dispersed with an average consumer deposit balance per account of approximately $12,000 and average business deposit relationship of approximately $82,000, while the Company’s total average deposit balance per account is under $20,000. In addition, at the end of the quarter, 64% of the Company’s total deposit balances were in checking and predominantly low-rate savings accounts and the weighted-average age of the Company’s non-maturity deposit accounts was approximately 15 years. The total estimated amount of deposits that exceeded the $250,000 insured limit provided by the FDIC, net of collateralized and intercompany deposits, was approximately $2.58 billion at September 30, 2025. This amount is determined by adjusting the amounts reported in the Bank Call Report by intercompany deposits, which are not external customers and are therefore eliminated in consolidation, and governmental deposits whose uninsured balances are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at September 30, 2025, reported gross, totaled $4.74 billion, which includes intercompany account balances of $290.9 million, and collateralized deposits of $1.87 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent 82% of ending total deposits at September 30, 2025. These estimates are based on the determination of known deposit account balances of each depositor and the insurance guidelines provided by the FDIC.

Average non-governmental deposits for the third quarter of 2025 increased $352.6 million, or 3.1%, versus the fourth quarter of 2024 and increased $353.5 million, or 3.1%, versus the year-earlier period, primarily driven by higher average balances of business money market deposits, in part due to the addition of a new account containing customer funds from the BPAS subsidiary. Average reciprocal deposits for the third quarter of 2025 increased $135.4 million versus the fourth quarter of 2024 and increased $151.1 million from the third quarter of 2024, primarily driven by higher average balances in non-maturity reciprocal deposit products. Average governmental deposits for the third quarter decreased $146.4 million, or 7.2%, from the fourth quarter of 2024, driven by seasonal outflows of governmental deposits, and increased $163.2 million, or 9.4%, from the third quarter of 2024. Average governmental deposits as a percentage of total average deposits increased from 13.2% in the third quarter of 2024 to 13.7% in the third quarter of 2025. The increase in average governmental, non-governmental and reciprocal deposit balances from the prior year’s third quarter were reflective of competitive price offerings and expansion of the Company’s deposit relationship base due to the Company’s business development efforts.

Table 11: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000’s omitted)	2025	2024	2024
Noninterest checking deposits	$3,640,964	$3,603,416	$3,611,755
Interest checking deposits	2,913,860	2,903,412	2,829,111
Savings deposits	2,346,026	2,226,716	2,212,598
Money market deposits	2,827,093	2,559,531	2,420,516
Time deposits	2,088,861	2,182,140	2,074,978
Total deposits	$13,816,804	$13,475,215	$13,148,958

Nongovernmental deposits	$11,757,382	$11,404,786	$11,403,872
Governmental deposits	1,893,794	2,040,234	1,730,595
Reciprocal deposits	165,628	30,195	14,491
Total deposits	$13,816,804	$13,475,215	$13,148,958

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the third quarter of 2025 totaled $539.2 million. This was $198.1 million, or 26.9%, lower than borrowings at December 31, 2024 and $91.8 million, or 14.5%, below the balance at September 30, 2024. The decrease from the end of the prior year’s third quarter was primarily attributable to a decrease in FHLB and other borrowings of $159.7 million, partially offset by an increase in overnight borrowings of $67.9 million. The decrease from the end of 2024 was primarily driven by decreases in FHLB and other borrowings of $148.0 million and overnight borrowings of $50.1 million. The decreases in other FHLB borrowings between the periods were mainly driven by the FHLB exercising their put option on a $100.0 million advance with a rate of 3.73% in August 2025 along with the scheduled paydowns of amortizing advances.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized governmental and commercial funding from customers that price and operate similar to a deposit instrument. Customer repurchase agreements were $224.2 million at the end of the third quarter of 2025, $37.4 million lower than December 31, 2024, and $93.3 million lower than September 30, 2024, driven by lower governmental balances due in part to certain customers transferring funds to the Company’s reciprocal deposit product offerings.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity of $1.94 billion at the end of the third quarter of 2025 represents an increase of $176.1 million, or 10.0%, from the balance at December 31, 2024. The increase was primarily driven by net income of $156.0 million, a decrease in accumulated other comprehensive loss of $94.9 million and stock-based compensation of $7.9 million, partially offset by common stock dividends declared of $73.4 million and common stock repurchased as part of the Company’s publicly announced stock repurchase program of $11.0 million. The decrease in accumulated other comprehensive loss was predominantly comprised of $94.8 million of other comprehensive income related to the Company’s investment securities portfolio, including a net increase in the after-tax market value adjustment on the available-for-sale investment portfolio as medium and long-term market interest rates decreased between the periods. Over the past 12 months, total shareholders’ equity increased $154.0 million, as net income, an increase in the after-tax market value adjustment on investments, the issuance of common stock in association with the employee stock plans and adjustments to the overfunded status of the Company’s employee retirement plans more than offset common stock dividends declared and common stock repurchased.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2025 was 47.0%, compared to 54.1% for the first nine months of 2024. Third quarter dividends declared increased 2.3% compared to one year earlier, as the Company’s quarterly dividend per share was raised from $0.45 to $0.46 in the third quarter of 2024, and from $0.46 to $0.47 in the third quarter of 2025, while total shares outstanding increased 0.2% due to issuances from the Company’s employee stock plans, partially offset by common stock repurchases between the periods. The substantial decrease in the dividend payout ratio was due to the 25.5% growth in third quarter net income versus one year prior significantly exceeding the percentage increase of dividends declared for the same periods. The one cent, or 2.2%, increase in the quarterly common stock dividend to $0.47 per share on its common stock declared in the third quarter of 2025 marked the 33rd consecutive year of dividend increases for the Company.

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

The Company and the Bank are required to maintain a capital conservation buffer (“CCB”), composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of September 30, 2025, December 31, 2024 and September 30, 2024. Therefore, to satisfy both the minimum risk-based capital ratios and the CCB as of those dates, the Company and the Bank must maintain:

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

As of September 30, 2025, December 31, 2024 and September 30, 2024, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. The regulatory capital ratios for the Company and Bank are presented below.

Table 12: Regulatory Ratios

	September 30, 2025		December 31, 2024		September 30, 2024
	Community		Community		Community
	Financial	Community	Financial	Community	Financial	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.46%	8.09%	9.19%	7.69%	9.12%	7.55%
Common equity Tier 1 capital ratio	14.53%	12.50%	14.23%	11.96%	14.07%	11.69%
Tier 1 risk-based capital ratio	14.53%	12.50%	14.23%	11.96%	14.07%	11.69%
Total risk-based capital ratio	15.34%	13.32%	15.01%	12.74%	14.83%	12.46%

The Company’s tier 1 leverage ratio was 9.46% at the end of the third quarter, an increase of 27 basis points from December 31, 2024 and 34 basis points above its level one year earlier. The increase in the Tier 1 leverage ratio in comparison to December 31, 2024 was the result of ending shareholders’ equity, excluding intangibles net of deferred tax liabilities associated with intangibles (“net intangibles”) and other comprehensive income or loss items, increasing 5.7%, while average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, increased a lesser 2.6%. The Tier 1 leverage ratio also increased compared to the prior year’s third quarter as shareholders’ equity, excluding net intangibles and other comprehensive income or loss items, increased 8.0%, while average assets, excluding net intangibles and the market value adjustment, increased a lesser 4.1%. The increases in shareholders’ equity, excluding net intangibles and other comprehensive income or loss items, were primarily a result of net earnings retention while the increases in average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, were primarily driven by organic loan growth.

The shareholders’ equity-to-assets ratio was 11.43% at the end of the third quarter of 2025 compared to 10.76% at December 31, 2024 and 10.88% at September 30, 2024. The tangible equity-to-tangible assets ratio, a non-GAAP measure, of 6.73% increased 0.90 percentage points from December 31, 2024 and increased 0.76 percentage points versus September 30, 2024 (see Table 14 for Reconciliation of Quarterly GAAP to Non-GAAP Measures). The increase in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from one year prior was driven by a $155.0 million, or 16.7%, increase in tangible equity, a non-GAAP measure, while tangible assets, a non-GAAP measure, increased $554.1 million, or 3.6%. The increase in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from December 31, 2024 was driven by a $177.1 million, or 19.6%, increase in tangible equity, a non-GAAP measure, while tangible assets, a non-GAAP measure, increased $572.8 million, or 3.7%. The increases in tangible equity, a non-GAAP measure, were mainly due to net earnings retention and a decrease in accumulated other comprehensive loss related to the investment securities portfolio in the declining rate environment, while the increases in tangible assets, a non-GAAP measure, were due primarily to the organic loan growth described above.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as borrowings from the Federal Home Loan Bank of New York (“FHLB”) and the Federal Reserve Bank (“FRB”) and credit lines from correspondent banks. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and the brokered CD market. The primary sources of funds are deposits, which totaled $14.06 billion at September 30, 2025. The primary sources of non-deposit funds are customer repurchase agreements, FHLB and FRB overnight advances, and term borrowings. At September 30, 2025, there were $224.2 million of customer repurchase agreements, $67.9 million of overnight borrowings, and $462.9 million of FHLB term borrowings outstanding.

The Company’s primary sources of available liquidity include unrestricted cash and cash equivalents, borrowing capacity at the FHLB and FRB, as well as net unpledged investment securities that could be sold, subject to market conditions, or used to collateralize additional funding. Table 13 below details the available sources of liquidity at September 30, 2025. In addition, there was $75.0 million available in unsecured lines of credit with correspondent banks at September 30, 2025. The Company’s sources of immediately available liquidity of $6.20 billion as of September 30, 2025 represent approximately 240% of the Company’s estimated uninsured deposits (deposits in excess of FDIC limits), net of collateralized and intercompany deposits (“net estimated uninsured deposits”), estimated to be approximately $2.58 billion.

Table 13: Sources of Liquidity

	September 30,	December 31,	September 30,
(000's omitted)	2025	2024	2024
Unrestricted cash and cash equivalents	$230,487	$191,894	$341,001
FHLB borrowing capacity	1,456,787	1,185,087	1,272,973
FRB borrowing capacity	2,757,511	2,670,278	1,191,235
Net unpledged investment securities	1,754,153	1,726,680	1,691,165
Total sources of liquidity	$6,198,938	$5,773,939	$4,496,374

Net estimated uninsured deposits	$2,578,450	$2,347,825	$2,263,747

Total sources of liquidity/net estimated uninsured deposits	240%	246%	199%

To measure intermediate risk over the next twelve months, the Company reviews a sources and uses projection. As of September 30, 2025, there is sufficient liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed for various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of September 30, 2025 indicate the Company has sufficient sources of liquidity for the next year in all simulated stressed scenarios.

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

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning.  These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) adverse developments in the banking industry related to bank failures and the potential impact of such developments on customer confidence and regulatory responses to these developments; (2) current and future economic and market conditions, including the effects of changes in housing or vehicle prices, higher unemployment rates, disruptions in the commercial real estate market, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters and conflicts, the effects of announced or future tariff increases, changes in global trade policies, and any changes in global economic growth; (3) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (4) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin including the possibility of a sudden withdrawal of the Company’s deposits due to rapid spread of information or disinformation regarding the Company’s well-being; (5) future provisions for credit losses on loans and debt securities; (6) changes in nonperforming assets; (7) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (8) risks related to credit quality; (9) inflation, interest rate, liquidity, market and monetary fluctuations;  (10) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (11) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services;  (12) changes in consumer spending, borrowing and savings habits;  (13) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts;  (14) the ability of the Company to maintain the security, including cybersecurity, of its financial, accounting, technology, data processing and other operating systems, facilities and data, including customer data;  (15) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (16) failure of third parties to provide various services that are important to the Company’s operations;  (17) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (18) the ability to maintain and increase market share and control expenses;  (19) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities, capital requirements and other aspects of the financial services industry;  (20) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (21) the outcome of pending or future litigation and government proceedings; (22) the effect of opening new branches to expand the Company’s geographic footprint, including the cost associated with opening and operating the branches and the uncertainty surrounding their success including the ability to meet expectations for future deposit and loan levels and commensurate revenues; (23) the effects of natural disasters could create economic and financial disruption; (24) the effects from changes in governmental leadership which expose the Company and its customers to a variety of political, economic, and regulatory risks, including the risk of changes in laws (including labor, trade, tax and other laws) and the potential for disruption in governmental agencies, services provided by the government, and funding of government sponsored projects; (25) the effect of total or partial governmental shutdowns; (26) material differences in the actual financial results of investment activities compared with the Company's initial expectations, including the growth of the Insurtech market; (27) other risk factors outlined in the Company’s filings with the SEC from time to time; and (28) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 14: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2025	2024	2025	2024
Operating pre-tax, pre-provision net revenue (non-GAAP)
Net income (GAAP)	$55,088	$43,901	$156,033	$132,688
Income taxes	18,081	13,129	47,441	39,477
Income before income taxes	73,169	57,030	203,474	172,165
Provision for credit losses	5,564	7,709	16,371	16,565
Pre-tax, pre-provision net revenue (non-GAAP)	78,733	64,739	219,845	188,730
Acquisition expenses	747	66	815	205
Acquisition-related contingent consideration adjustments	0	(156)	0	(156)
Litigation accrual	0	102	(50)	221
Restructuring expenses	0	0	1,525	0
Loss on sales of investment securities	0	255	0	487
Unrealized gain on equity securities	(236)	(101)	(480)	(984)
Amortization of intangible assets	3,258	3,369	10,109	10,822
Operating pre-tax, pre-provision net revenue (non-GAAP)	$82,502	$68,274	$231,764	$199,325

Operating pre-tax, pre-provision net revenue per share (non-GAAP)
Diluted earnings per share (GAAP)	$1.04	$0.83	$2.94	$2.50
Income taxes	0.34	0.25	0.89	0.74
Income before income taxes	1.38	1.08	3.83	3.24
Provision for credit losses	0.11	0.15	0.31	0.32
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.49	1.23	4.14	3.56
Acquisition expenses	0.01	0.00	0.02	0.00
Acquisition-related contingent consideration adjustments	0.00	0.00	0.00	0.00
Litigation accrual	0.00	0.00	0.00	0.00
Restructuring expenses	0.00	0.00	0.03	0.00
Loss on sales of investment securities	0.00	0.00	0.00	0.01
Unrealized gain on equity securities	0.00	0.00	(0.01)	(0.02)
Amortization of intangible assets	0.06	0.06	0.19	0.20
Operating pre-tax, pre-provision net revenue per share (non-GAAP)	$1.56	$1.29	$4.37	$3.75

Operating net income (non-GAAP)
Net income (GAAP)	$55,088	$43,901	$156,033	$132,688
Acquisition expenses	747	66	815	205
Tax effect of acquisition expenses	(155)	(15)	(168)	(46)
Subtotal (non-GAAP)	55,680	43,952	156,680	132,847
Acquisition-related contingent consideration adjustments	0	(156)	0	(156)
Tax effect of acquisition-related contingent consideration adjustments	0	35	0	35
Subtotal (non-GAAP)	55,680	43,831	156,680	132,726
Litigation accrual	0	102	(50)	221
Tax effect of litigation accrual	0	(23)	10	(49)
Subtotal (non-GAAP)	55,680	43,910	156,640	132,898
Restructuring expenses	0	0	1,525	0
Tax effect of restructuring expenses	0	0	(314)	0
Subtotal (non-GAAP)	55,680	43,910	157,851	132,898
Loss on sales of investment securities	0	255	0	487
Tax effect of loss on sales of investment securities	0	(58)	0	(110)
Subtotal (non-GAAP)	55,680	44,107	157,851	133,275
Unrealized gain on equity securities	(236)	(101)	(480)	(984)
Tax effect of unrealized gain on equity securities	49	23	99	220
Subtotal (non-GAAP)	55,493	44,029	157,470	132,511
Amortization of intangible assets	3,258	3,369	10,109	10,822
Tax effect of amortization of intangible assets	(677)	(762)	(2,082)	(2,413)
Operating net income (non-GAAP)	$58,074	$46,636	$165,497	$140,920

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2025	2024	2025	2024
Operating diluted earnings per share (non-GAAP)
Diluted earnings per share (GAAP)	$1.04	$0.83	$2.94	$2.50
Acquisition expenses	0.01	0.00	0.02	0.00
Tax effect of acquisition expenses	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	1.05	0.83	2.96	2.50
Acquisition-related contingent consideration adjustments	0.00	0.00	0.00	0.00
Tax effect of acquisition-related contingent consideration adjustments	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	1.05	0.83	2.96	2.50
Litigation accrual	0.00	0.00	0.00	0.00
Tax effect of litigation accrual	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	1.05	0.83	2.96	2.50
Restructuring expenses	0.00	0.00	0.03	0.00
Tax effect of restructuring expenses	0.00	0.00	(0.01)	0.00
Subtotal (non-GAAP)	1.05	0.83	2.98	2.50
Loss on sales of investment securities	0.00	0.00	0.00	0.01
Tax effect of loss on sales of investment securities	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	1.05	0.83	2.98	2.51
Unrealized gain on equity securities	0.00	0.00	(0.01)	(0.02)
Tax effect of unrealized gain on equity securities	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	1.05	0.83	2.97	2.49
Amortization of intangible assets	0.06	0.06	0.19	0.20
Tax effect of amortization of intangible assets	(0.02)	(0.01)	(0.04)	(0.04)
Operating diluted earnings per share (non-GAAP)	$1.09	$0.88	$3.12	$2.65

Return on assets
Net income (GAAP)	$55,088	$43,901	$156,033	$132,688
Average total assets	16,755,095	16,058,219	16,596,221	15,878,678
Return on assets (GAAP)	1.30%	1.09%	1.26%	1.12%

Operating return on assets (non-GAAP)
Operating net income (non-GAAP)	$58,074	$46,636	$165,497	$140,920
Average total assets	16,755,095	16,058,219	16,596,221	15,878,678
Operating return on assets (non-GAAP)	1.38%	1.16%	1.33%	1.19%

Return on equity
Net income (GAAP)	$55,088	$43,901	$156,033	$132,688
Average total equity	1,881,116	1,709,791	1,834,266	1,675,086
Return on equity (GAAP)	11.62%	10.21%	11.37%	10.58%

Operating return on equity (non-GAAP)
Operating net income (non-GAAP)	$58,074	$46,636	$165,497	$140,920
Average total equity	1,881,116	1,709,791	1,834,266	1,675,086
Operating return on equity (non-GAAP)	12.25%	10.85%	12.06%	11.24%

Net interest margin
Net interest income	$128,165	$112,745	$373,125	$329,144
Total average interest-earning assets	15,393,114	14,796,369	15,283,503	14,660,493
Net interest margin	3.30%	3.03%	3.26%	3.00%

Net interest margin (FTE) (non-GAAP)
Net interest income	$128,165	$112,745	$373,125	$329,144
Fully tax-equivalent adjustment (non-GAAP)	880	872	2,658	2,839
Fully tax-equivalent net interest income (non-GAAP)	129,045	113,617	375,783	331,983
Total average interest-earning assets	15,393,114	14,796,369	15,283,503	14,660,493
Net interest margin (FTE) (non-GAAP)	3.33%	3.05%	3.29%	3.02%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2025	2024	2025	2024
Operating noninterest revenues (non-GAAP)
Noninterest revenues (GAAP)	$78,887	$76,197	$229,431	$220,872
Loss on sales of investment securities	0	255	0	487
Unrealized gain on equity securities	(236)	(101)	(480)	(984)
Total operating noninterest revenues (non-GAAP)	$78,651	$76,351	$228,951	$220,375

Operating noninterest expenses (non-GAAP)
Noninterest expenses (GAAP)	$128,319	$124,203	$382,711	$361,286
Acquisition expenses	(747)	(66)	(815)	(205)
Acquisition-related contingent consideration adjustments	0	156	0	156
Litigation accrual	0	(102)	50	(221)
Restructuring expenses	0	0	(1,525)	0
Amortization of intangible assets	(3,258)	(3,369)	(10,109)	(10,822)
Total operating noninterest expenses (non-GAAP)	$124,314	$120,822	$370,312	$350,194

Operating revenues (non-GAAP)
Net interest income (GAAP)	$128,165	$112,745	$373,125	$329,144
Noninterest revenues (GAAP)	78,887	76,197	229,431	220,872
Total revenues (GAAP)	207,052	188,942	602,556	550,016
Loss on sales of investment securities	0	255	0	487
Unrealized gain on equity securities	(236)	(101)	(480)	(984)
Total operating revenues (non-GAAP)	$206,816	$189,096	$602,076	$549,519

Noninterest revenues/total revenues
Total noninterest revenues (GAAP) – numerator	$78,887	$76,197	$229,431	$220,872
Total revenues (GAAP) – denominator	207,052	188,942	602,556	550,016
Noninterest revenues/total revenues (GAAP)	38.1%	40.3%	38.1%	40.2%

Operating noninterest revenues/operating revenues (FTE) (non-GAAP)
Total operating noninterest revenues (non-GAAP) – numerator	$78,651	$76,351	$228,951	$220,375
Total operating revenues (non-GAAP)	206,816	189,096	602,076	549,519
Fully tax-equivalent adjustment (non-GAAP)	880	872	2,658	2,839
Total operating revenues (FTE) (non-GAAP) – denominator	207,696	189,968	604,734	552,358
Operating noninterest revenues/operating revenues (FTE) (non-GAAP)	37.9%	40.2%	37.9%	39.9%

Efficiency ratio (GAAP)
Total noninterest expenses (GAAP) – numerator	$128,319	$124,203	$382,711	$361,286
Total revenues (GAAP) – denominator	207,052	188,942	602,556	550,016
Efficiency ratio (GAAP)	62.0%	65.7%	63.5%	65.7%

Operating efficiency ratio (non-GAAP)
Total operating noninterest expenses (non-GAAP) – numerator	$124,314	$120,822	$370,312	$350,194
Total operating revenues (FTE) (non-GAAP) – denominator	207,696	189,968	604,734	552,358
Operating efficiency ratio (non-GAAP)	59.9%	63.6%	61.2%	63.4%

Return on tangible equity (non-GAAP)
Net income (GAAP)	$55,088	$43,901	$156,033	$132,688
Average shareholders’ equity	1,881,116	1,709,791	1,834,266	1,675,086
Average goodwill and intangible assets, net	(897,943)	(903,281)	(899,287)	(903,542)
Average deferred taxes on goodwill and intangible assets, net	44,233	44,376	44,374	44,515
Average tangible common equity (non-GAAP)	1,027,406	850,886	979,353	816,059
Return on tangible equity (non-GAAP)	21.27%	20.53%	21.30%	21.72%

Operating return on tangible equity (non-GAAP)
Operating net income (non-GAAP)	$58,074	$46,636	$165,497	$140,920
Average tangible common equity (non-GAAP)	1,027,406	850,886	979,353	816,059
Operating return on tangible equity (non-GAAP)	22.43%	21.80%	22.60%	23.07%

	September 30,	December 31,	September 30,
(000’s omitted)	2025	2024	2024
Total tangible assets (non-GAAP)
Total assets (GAAP)	$16,957,804	$16,386,044	$16,404,700
Goodwill and intangible assets, net	(899,967)	(901,471)	(900,623)
Deferred taxes on goodwill and intangible assets, net	44,130	44,618	43,832
Total tangible assets (non-GAAP)	$16,101,967	$15,529,191	$15,547,909

Total tangible common equity (non-GAAP)
Shareholders’ equity (GAAP)	$1,938,950	$1,762,835	$1,784,947
Goodwill and intangible assets, net	(899,967)	(901,471)	(900,623)
Deferred taxes on goodwill and intangible assets, net	44,130	44,618	43,832
Total tangible common equity (non-GAAP)	$1,083,113	$905,982	$928,156

Shareholders’ equity-to-assets ratio at quarter end
Total shareholders' equity (GAAP) - numerator	$1,938,950	$1,762,835	$1,784,947
Total assets (GAAP) - denominator	16,957,804	16,386,044	16,404,700
Shareholders’ equity-to-assets ratio at quarter (GAAP)	11.43%	10.76%	10.88%

Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)
Total tangible common equity (non-GAAP) - numerator	$1,083,113	$905,982	$928,156
Total tangible assets (non-GAAP) - denominator	16,101,967	15,529,191	15,547,909
Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)	6.73%	5.83%	5.97%

Book value (GAAP)
Total shareholders’ equity (GAAP) – numerator	$1,938,950	$1,762,835	$1,784,947
Period end common shares outstanding – denominator	52,662	52,668	52,546
Book value (GAAP)	$36.82	$33.47	$33.97

Tangible book value (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$1,083,113	$905,982	$928,156
Period end common shares outstanding – denominator	52,662	52,668	52,546
Tangible book value (non-GAAP)	$20.57	$17.20	$17.66

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 90.8% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 9.1% of the total portfolio, of which 95.7% carry a minimum rating of A-. The remaining 0.1% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all of the market risk in the investment portfolio is related to interest rates.

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

The following reflects the Company's estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using September 30, 2025 as a starting point.

●	The model assumes the Company’s average deposit balances will increase approximately 1.2% over the next twelve months.

●	The model assumes the Company’s average earning asset balances will increase approximately 1.3% over the next twelve months, largely due to forecasted loan growth.

●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

●	The model assumes approximately $30.0 million of additional mortgage-backed security purchases over the next twelve months. Investment cash inflows will be used to fund these purchases with any excess inflows being used to pay down overnight borrowings and fund loan growth.

●	In the rising/falling rates scenarios, the prime rate, the federal funds rate, and the 3-month treasury rate are assumed to move up/down in a parallel manner by the amounts listed below over a 12-month period. The remainder of the treasury curve normalizes to a historical shape based off a historical spread between the 3-month treasury and each point on the treasury curve. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at September 30, 2025	income at September 30, 2025
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(6,608)	(1.3)%
+100 basis points	$(2,990)	(0.6)%
-100 basis points	$2,770	0.5%
-200 basis points	$1,983	0.4%

Projected NII over the 12-month forecast period decreases in the up 100 and up 200 interest rate environments largely due to deposits and overnight borrowings repricing higher in year 1, which are only partially offset by loans repricing higher.

Projected NII increases in the down 100 and down 200 interest rate environments largely due to lower funding costs which are partially offset by lower income on loans.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents stock purchases made during the third quarter of 2025:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
July 1-31, 2025	5,404	$58.82	0	2,628,000
August 1-31, 2025	206,322	53.34	206,054	2,421,946
September 1-30, 2025	127	59.60	0	2,421,946
Total (1)	211,853	$53.49	206,054
(1)	Included in the common shares repurchased were 714 shares acquired by the Company in connection with the administration of a deferred compensation plan and 5,085 shares acquired by the Company in connection with the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a) Not applicable.

b) Not applicable.

c) Certain of the Company’s officers or directors have made elections to participate in, and are participating in, the Company’s dividend reinvestment plan, deferred compensation plans and 401(k) Plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options or the settlement of restricted stock, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the fiscal quarter ended September 30, 2025, none of the Company’s directors or officers informed the Company of the adoption of or termination of a “Rule 10b5-1 trading agreement” or a “non - Rule 10b5-1 trading agreement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1

Certification of Dimitar A. Karaivanov, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of Marya Burgio Wlos, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Dimitar A. Karaivanov, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2

Certification of Marya Burgio Wlos, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

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

Community Financial System, Inc.

Date: November 6, 2025	/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov, President and Chief Executive Officer

Date: November 6, 2025	/s/ Marya Burgio Wlos
Marya Burgio Wlos, Executive Vice President, Treasurer and Chief Financial Officer