Form 10-K
period 2025-12-31
COMMUNITY FINANCIAL SYSTEM, INC.
filed 2026-02-27
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                                         .

Commission file number 001-13695

(Exact name of registrant as specified in its charter)

Delaware	16-1213679.
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Butternut Drive, Syracuse, New York	13214-2141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 445-2282

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	CBU	New York Stock Exchange

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

The aggregate market value of the common stock, $1.00 par value per share, held by non-affiliates of the registrant computed by reference to the closing price as of the close of business on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter): $2,983,297,493.

The number of shares of the common stock, $1.00 par value per share, outstanding as of the close of business on January 31, 2026: 52,723,931

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 20, 2026 (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Community Financial System, Inc. (the “Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 333 Butternut Drive, Syracuse, New York 13214. The Company’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services to retail, commercial, institutional and governmental customers. The Company is a registered financial holding company which wholly-owns two significant subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”). As of December 31, 2025, BPAS owns five subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust, and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a provider of trust and benefit plan administration services; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services. NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products. HB&T owns one subsidiary, Hand Securities, Inc. (“HSI”), an introducing broker-dealer.

As of December 31, 2025, the Bank operates 192 full-service branches and 8 drive-thru only locations throughout 42 counties of Upstate New York, 9 counties of Northeastern Pennsylvania, 12 counties of Vermont, 1 county of Western Massachusetts and 1 county of Southern New Hampshire, offering a range of commercial and retail banking services. The Bank owns the following operating subsidiaries: CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Nottingham Investment Services, Inc. (“NISI”), Nottingham Advisors, Inc. (“Nottingham Advisors”), OneGroup NY, Inc. (“OneGroup”), Nottingham Wealth Partners, Inc. (“Wealth Partners”) and Oneida Preferred Funding II LLC (“OPFC II”). OneGroup is a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. PFC and OPFC II primarily act as investors in residential and commercial real estate activities. TMC provides cash management, investment, and treasury services to the Bank. NISI and Wealth Partners provide broker-dealer and investment advisory services. Nottingham Advisors provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations.

The Company maintains a website at https://communityfinancialsystem.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on the Company’s website free of charge as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information posted on the website is not incorporated into or a part of this filing. Copies of all documents filed with the SEC can also be obtained by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at https://www.sec.gov.

Current Year Acquisitions

7 Branches from Santander Bank, N.A. in the Lehigh Valley Market

On November 7, 2025, the Company, through its subsidiary CBNA, completed the acquisition of seven branch locations in the Allentown, Pennsylvania area from Santander Bank, N.A. (“Santander”), including certain branch-related loans and deposits, acquiring $31.9 million of loans and $543.7 million of deposits. Total cash consideration was $80.9 million, including a deposit premium of 8%, or $43.5 million, and the Company recorded core deposit intangibles of $11.9 million and goodwill of $32.0 million.

Financial Services Companies

During 2025, the Company, through its subsidiaries OneGroup, BPA, BPAS-APS and NISI, completed the acquisitions of certain assets of financial services companies. The assets were acquired from companies that provide insurance, employee benefit and wealth management services. Total aggregate consideration for these acquisitions was $11.2 million, including $4.5 million in cash and $6.7 million in contingent consideration arrangements. The Company recognized $8.4 million of customer list intangible assets and $2.9 million of goodwill in conjunction with these acquisitions.

Segment Information

The Company has identified four reportable operating business segments: Banking and Corporate, Employee Benefit Services, Insurance Services and Wealth Management Services. Information about the Company’s reportable business segments is included in Note U of the “Notes to Consolidated Financial Statements” filed herewith in Part II.

Business Segments

Banking

The Bank is a community bank committed to the philosophy of serving the financial needs of customers in local communities. The Bank’s branches are located in towns and cities within its geographic market areas of Upstate New York, Northeastern Pennsylvania, Vermont, Western Massachusetts and Southern New Hampshire. The Bank is nearing completion of its process of expanding its branch presence in more densely populated markets within its geographic footprint including the Albany, Buffalo, Rochester and Syracuse regions of New York, the Lehigh Valley region of Pennsylvania, Southern New Hampshire and Springfield, Massachusetts. The Company believes that the local character of its business, knowledge of the customers and their needs, and its comprehensive retail and business products, together with responsive decision-making at the branch and regional levels and its digital banking service offerings, enable the Bank to compete effectively in its geographic market. The Bank is a member of the Federal Reserve System, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston (as a non-member bank) (collectively, referred to as “FHLB”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.

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

Wealth Management Services

Through the Bank’s Nottingham Trust division, NISI, Nottingham Advisors, and Wealth Partners, the Company provides wealth management, retirement planning, higher educational planning, fiduciary, risk management, trust services and personal financial planning services. The Company offers a range of investment products including stocks, bonds, exchange-traded funds, mutual funds, insurance and advisory products.

Competition

The banking and financial services industry is highly competitive in the New York, Pennsylvania, Vermont, Massachusetts and New Hampshire markets. The Company competes actively for loans, deposits, and financial services relationships with other national and state banks, thrift institutions, credit unions, retail brokerage firms, mortgage bankers, finance companies, including financial technology companies, insurance agencies, and other regulated and unregulated providers of financial services. In order to compete with other financial service providers, the Company stresses the community nature of its operations and the development of profitable customer relationships across all lines of business.

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

The Company utilizes the Community Connect program, which is a joint initiative between the four operating business segments to facilitate cross-selling opportunities and connections with commercial clients between the functional areas of the business. The program intends to provide customers with interconnected solutions and enhance customer retention.

Human Capital Resources

The Company’s employees are asked to embody the core values of integrity, excellence, teamwork and humility.  These values are foundational to sustaining the strength of the Company’s culture.  As of December 31, 2025, the Company had 3,001 total employees, which included 2,853 full-time employees and 148 part-time and temporary employees. Of the Company’s 3,001 employees, 2,157 are in the Banking and Corporate segment (2,028 full-time employees and 129 part-time and temporary employees), 479 employees are in the Employee Benefit Services segment (471 full-time employees and 8 part-time and temporary employees), 256 are in the Insurance Services segment (246 full-time employees and 10 part-time and temporary employees), and 109 employees are in the Wealth Management Services segment (108 full-time employees and 1 part-time temporary employee).  The Company’s employee base is concentrated in New York, Pennsylvania and New England where the Bank maintains its retail bank branch presence, with approximately 2,136 employees in New York, 312 in Pennsylvania and 323 in Vermont, Massachusetts and New Hampshire. Approximately 230 of the Company’s employee base is located outside of its retail banking footprint.

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

Compensation and Benefits

The success and growth of the Company’s business is largely dependent on its ability to attract, develop, and retain a population of skilled and high-performing employees with varied backgrounds and skill sets at all levels of the organization. Accordingly, the Company’s compensation philosophy includes elements that reinforce the Company’s core values, reward employees for their achievements and maximize continued performance with long-term retention. The Company employs benchmarking measures to ensure employees are paid fairly based on their job and performance. The Company conducts workforce planning sessions periodically across all business areas to ensure competitive market pay for employees and actions to support commitment to the professional development of employees.

Growth and Development

The Company continues to broaden the scope of its talent development initiatives across its widening and geographically diverse footprint in order to sustain a value-driven and growth-oriented environment where employees can perform at their peak and the next generation of leaders are prepared. The Company offers a wide range of learning and development programs, both internally and externally, that support a broad scope of the Company’s talent development initiatives making continuous learning a part of each employee’s relationship with the Company in a growth-oriented environment. The Company maintains a strong performance culture through its performance management program. The program supports setting clear expectations for all employees via annual goal setting and encourages ongoing and frequent feedback. These dialogues are intended to achieve higher performance, engagement and commitment, improving outcomes and productivity. The Company has invested in an on-line skills development platform that will expand and enhance the ability to build critical skills for today and in the future.

Culture and Attracting a Talented Workforce

The Company is committed to fostering an inclusive environment where there is a sense of purpose, belonging, and ownership, guided by the Company’s core values and dedication to serving customers.  The Company empowers its workforce to achieve their full potential by supporting the development of job-related skills and personal growth within a culture that prioritizes employees’ wellbeing and fosters inclusivity.  In this environment, employees feel safe to share ideas, receive support, and take thoughtful risks without the fear of judgment or retaliation.

The goal of the Company’s recruitment efforts is to provide fair opportunities to all candidates and to build a strong and positive reputation both internally and externally. To support this objective, leaders across the business and the Company’s human resource professionals share increased responsibility in recruitment and selection processes, supported by a committed Talent Acquisition team that focuses exclusively on recruitment and talent attraction to deliver a consistent, strategic and candidate-centered experience. The Company’s long-standing presence and proven track record offer candidates the stability of a well-established organization, while its forward-looking strategy continues to drive expansion into diverse geographic locations and new markets. This balanced approach provides opportunities for career growth, innovation, and meaningful impact, complemented by a comprehensive benefits package that supports employee well-being, financial security, and work-life balance. To further support effective hiring decisions, the Company initiated the use of assessments within the recruitment process. These assessments are intended to promote objectivity, alignment with role requirements, and a positive candidate experience. The Company remains committed to continuing to grow, refine, and develop these assessment practices as part of its ongoing investment in talent acquisition excellence.

Engagement

The Company is committed to creating a top-tier workplace filled with highly satisfied and engaged employees. The Company believes that open and honest communication among employees, managers and executive leadership fosters an open and collaborative work environment where everyone can participate, develop, and thrive. The Company continues to conduct a survey annually to maintain a feedback loop with employees. In 2023, the Company selected Engagement Champions whose role is to support leaders and managers in the ongoing engagement efforts and initiatives. In 2024, the CEO instituted a Company-wide employee townhall to enhance communication and transparency relative to the Company’s strategy and priorities. The townhalls include a Q&A segment where the CEO answers questions on a variety of topics. The town halls are conducted twice a year and continue to serve as a key component of transparent communication with all employees.

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

The Company and its subsidiaries are subject to the laws and regulations of the federal government and, where applicable, the states and jurisdictions in which they conduct business. The Company, as a financial holding company, is subject to extensive regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB” or “Federal Reserve”) as its primary federal regulator. The Bank is a federally chartered national bank and is subject to extensive regulation and supervision by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator, and as to certain matters, the FRB, the Consumer Financial Protection Bureau (“CFPB”), and the FDIC. The Company expects the current federal government administration will continue to implement a regulatory reform agenda that impacts the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies.

The Company is also subject to the jurisdiction of the SEC and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) and it is subject to NYSE’s rules for listed companies. Affiliated entities, including BPAS, BPA, NRS, GTC, HB&T, HSI, BPAS Trust Company of Puerto Rico, Nottingham Advisors, NISI, OneGroup, and Wealth Partners are subject to the jurisdiction of certain state and federal regulators and self-regulatory organizations including, but not limited to, the SEC, the Texas Department of Banking, the State of Maine Bureau of Financial Institutions, the Financial Industry Regulatory Authority (“FINRA”), Puerto Rico Office of the Commissioner of Financial Institutions, the U.S. Department of Labor, and state securities and insurance regulators.

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

During 2025, the OCC announced a number of initiatives intended to tailor regulatory and supervisory expectations for community banks, including the release of a notice of proposed rulemaking to expand the definition of community banks to include institutions with less than $30 billion in total assets. These initiatives are focused on reducing the regulatory burden on smaller, lower risk national banks and include refinements to examination processes, supervisory practices, and certain data collection requirements. The OCC has indicated that these changes are designed to improve examination efficiency, enhance supervisory clarity, and focus regulatory attention on areas of heightened or material risk. While these initiatives may reduce certain compliance and operational burdens, the Company remains subject to comprehensive prudential regulation and supervisory oversight, and changes in regulatory priorities or expectations could continue to affect the Company’s operations, compliance costs, and strategic planning. Additionally, some of the administration’s policy initiatives could have unforeseen negative consequences directly on the bank’s operations or the credit markets that it lends. If deposit alternatives, such as stablecoin, were to gain significant market share among retail and commercial depositors, it could have a significant negative impact on the Bank’s liquidity and funding costs.

Federal Home Loan Bank (“FHLB”)

The Bank is a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to certain rules and requirements as a member institution of the FHLB, including the purchase of shares of FHLB activity-based stock in the amount of 4.5% of the dollar amount of outstanding advances and FHLB capital stock in an amount equal to the greater of $1,000 or the sum of 0.15% of the mortgage-related assets held by the Bank based upon the previous year-end financial information. The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2025.

Deposit Insurance

Deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution. A depository institution’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the depository institution. The Bank’s deposit insurance assessment is based on a large institution classification. For large insured depository institutions, generally defined as those with at least $10 billion in total assets, the FDIC uses capital and supervisory ratings (“CAMELS”) and financial measures from two scorecards to calculate assessment rates. Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the assessment rate schedule effective for 2025, the initial base assessment rate for large and highly complex insured depository institutions ranges from five to 32 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from two and one-half to 42 basis points. The Bank’s FDIC insurance for 2025 was based on assessment rates ranging between six and seven basis points compared to assessment rates ranging between five and seven basis points for 2024 and five and six basis points for 2023.

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

Various proposals are under active consideration by policymakers that could affect the scope of deposit insurance coverage. For example, bipartisan legislation has been introduced in the U.S. Senate that would significantly raise the deposit insurance limit for certain noninterest-bearing transaction accounts, subject to legislative approval and funding determinations. In addition, Congress and the FDIC have conducted oversight hearings and agency analyses exploring broader deposit insurance reform alternatives, including adjusting coverage limits and targeted insurance frameworks for specific account types. The ultimate outcome, timing, and scope of any changes remain uncertain and could materially affect deposit flows, competitive dynamics, and regulatory costs.

Transactions with Affiliates and Insiders

The Bank is subject to Section 23A of the Federal Reserve Act, as amended (the "FRA") which places limits on, among other covered transactions, the amount of loans or extensions of credit to affiliates that may be made by the Bank. Extensions of credit to affiliates must be adequately collateralized by specified amounts and types of collateral. Section 23A also limits the amount of loans or advances made by the Bank to third-party borrowers that are collateralized by securities or obligations of the Bank's affiliates. The Bank is also subject to Section 23B of the FRA, which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliates.

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

The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws. Because the Bank’s total consolidated assets exceed $10 billion, the Bank is subject to the direct supervision of the CFPB. If the CFPB were to implement rules that negatively impacted the Bank’s products or services, it could have a material negative impact on its operations.

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

In recent periods, the CFPB has finalized and proposed rules related to consumer financial data access, fee practices and other aspects of consumer banking. Certain of these rules are subject to legal challenge or further regulatory action and their ultimate scope, timing and applicability remain uncertain.

In May 2024, the SEC finalized amendments to require broker-dealers, investment companies and investment advisers registered with the SEC to adopt written policies and procedures for incident response programs to address unauthorized access to or use of customer information. The amendments also require covered entities to notify, within 30 days, individuals affected by an incident involving sensitive customer information and provide them with details about the incident and other information intended to help affected individuals respond appropriately. Compliance with these amendments began on December 3, 2025.

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

In August 2024, the Financial Crimes Enforcement Network (“FinCEN”), which drafts regulations implementing anti-money laundering legislation, adopted a rule extending anti-money laundering obligations, including maintenance of an anti-money laundering program and filing certain reports with FinCEN, to registered investment advisers, like certain of the Company’s subsidiaries. On December 31, 2025, FinCEN issued a final rule to extend the effective date of this rule from January 1, 2026 until January 1, 2028 to provide additional time for FinCEN to review and tailor the rule.

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

On October 24, 2023, the FRB, FDIC and OCC jointly issued a final rule intended to strengthen and modernize regulations implementing the CRA to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including internet and mobile banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The implementation of this rule was subsequently stayed and on July 16, 2025 the FRB, FDIC and OCC jointly issued a proposal to rescind the aforementioned rule and replace it with the prior CRA regulations, with certain technical amendments. Accordingly, the CRA continues to be administered under the regulatory framework in effect prior to the issuance of the October 2023 final rule.

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

Guidance for Third-Party Relationships

On June 9, 2023, the Federal Reserve, OCC, and FDIC issued final interagency guidance on risk management of third-party relationships. The interagency guidance is based, in part, on the regulators’ previously existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank's risk profile and complexity as well as the criticality of the activity. The final interagency guidance replaces each agency's existing guidance on this topic and is directed to all banking organizations supervised by the Federal Reserve, OCC, and FDIC. Additionally, third-party relationship risk management and banking-as-a-service arrangements (including with respect to deposit products and services) have continued to be topics of focus for federal bank regulators in 2025 and further rulemaking activity or guidance may be forthcoming.

Guiding and Establishing National Innovation for U.S. Stablecoins Act

On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) became U.S. law. The statute provides a federal regulatory framework for the issuance of stablecoins. If stablecoins become widely adopted by retail and/or commercial bank depositors as a substitute for bank accounts, financial institutions, such as CBNA, would experience a substantial negative impact on their liquidity, ability to originate loans and related interest income. It is highly uncertain what the impact of this law will be on CBNA’s future financial condition.

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

Information about Our Executive Officers

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Dimitar A. Karaivanov	44

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

Marya Burgio Wlos	48

Executive Vice President and Chief Financial Officer. Ms. Burgio Wlos joined the Company on March 31, 2025. Prior to joining the Company, Ms. Wlos served as Managing Director and COO of the Investment Bank at M&T Bank from January 2021 through March 2025. Ms. Wlos served as Head of Management Accounting, Finance at M&T Bank from September 2018 through January 2021 and as Head of Trading Relationship Management, UBS Asset Management at UBS AG from November 2013 through August 2018. Prior to that time, Ms. Wlos served in various finance roles at Citadel LLC from April 2008 through September 2012 and at Bank of America from January 2007 to April 2008.

Maureen Gillan-Myer	58

Executive Vice President and Chief Administration and Human Resources Officer. Ms. Gillan-Myer assumed her current position on October 1, 2024. She joined the Company as Executive Vice President and Chief Human Resources Officer on October 1, 2021. Prior to joining the Company, she served as the Chief Human Resources Officer of HSBC US from February 2016 through September 2021 and as its Senior Vice President - Talent Acquisition from May 2009 through February 2016.

Michael N. Abdo	48

Executive Vice President and General Counsel. Mr. Abdo assumed his current position in July 2022. He served as Associate General Counsel from 2013 to 2020 and as Senior Vice President and Senior Associate General Counsel from January 2020 to July 2022. Prior to joining the Company in 2013, he was an associate with Cadwalader Wickersham & Taft.

Matthew K. Durkee	63

Senior Vice President, Chief Banking Officer and President of Commercial Banking. Mr. Durkee assumed his current position on January 1, 2026. He served as President, Commercial Banking from January 2024 through December 2025 and the President of the New England Region from January 2022 through December 2023. Prior to joining the Bank, he served as Executive Vice President and New England President for NBT Bank, N.A. from 2009 to 2020.

Item 1A. Risk Factors

There are risks inherent in the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Adverse experience with these could have a material impact on the Company’s financial condition and results of operations. The Risk Committee of the Board of Directors (the “Board”) oversees the Company’s efforts to manage risks through actions such as reviewing the Bank’s credit risk, liquidity and interest rate risk, monitoring the quality and risk profile of the Bank’s loan portfolio and credit administration, evaluating the Company’s securities portfolio to ensure that the Company’s objectives related to diversification, asset quality, liquidity, profitability and pledging are met, overseeing the Company’s enterprise risk management functions and overseeing the Company’s information security and cybersecurity functions.

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

The Company’s liquidity and ability to fund and run its business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility, a lack of market or customer confidence in financial markets in general, or deposit competition based on interest rates, which may result in a loss of customer deposits or outflows of cash or collateral and/or adversely affect the Company’s ability to access capital markets on favorable terms. Other conditions and factors that could materially adversely affect the Company’s liquidity and funding include a lack of market or customer confidence in, or negative news about, the Company or the financial services industry generally which also may result in a loss of deposits and/or negatively affect the Company’s ability to access the capital markets; the loss of customer deposits due to reductions in customer savings rates, increased spending due to inflation, or other factors including shifting to alternative investments such as stablecoins; counterparty availability; interest rate fluctuations; general economic conditions; and the legal, regulatory, accounting and tax environments governing the Company’s funding transactions. The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system that disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Many of the foregoing conditions and factors may be caused by events over which the Company has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. Further, the Company’s customers may be adversely impacted by such conditions, which could have a negative impact on the Company’s business, financial condition and results of operations.

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

The deterioration of the commercial real estate market across the nation may negatively affect the economies where the Company operates and may result in customers engaged in the commercial real estate having greater difficulties fulfilling their financial responsibilities to the Company. The macroeconomic environment driving these conditions include elevated interest rates, increases in property expenses, such as casualty insurance, decreases in rents, and increases in vacancy rates, particularly for office real estate. This could lead to a material adverse effect on the Company’s financial condition and results of operations through resulting increases in the Company’s allowance for credit losses, provision for credit losses and net charge-offs.

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

Regulatory agencies may introduce new regulatory initiatives or pursue more aggressive enforcement policies with respect to a range of regulatory compliance matters. Regulators continue to focus on consumer protection, including product design and pricing constructs, account management and security, credit bureau reporting, disclosure rules, marketing and debt collection practices. New initiatives by applicable regulatory agencies may significantly limit the types and the terms of the products the Company may offer and the fees it may charge for its services which may have a material impact on the Company’s fee income. Any new requirements or increased enforcement of existing requirements could materially and adversely impact the Company’s revenue growth and profitability, including, as a result of increased scrutiny of pricing, underwriting and account management practices; the imposition of fines and customer remediation; higher compliance costs; reputational harm; restrictions on the Company’s ability to offer certain products or services, appropriately price for the value of products or work with certain business partners; and changes to business practices generally. The Company may also be required to add additional compliance personnel or incur other significant compliance-related expenses. The Company’s business, results of operations or competitive position may be adversely affected as a result.

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

The Community Reinvestment Act ("CRA") requires the OCC to assess the Company’s performance in meeting the credit needs of the communities the Company serves, including low- and moderate-income neighborhoods. If the OCC determines that the Company needs to improve the Company’s performance or are in substantial non-compliance with CRA requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. In addition, the Bank is subject to other federal and state laws designed to protect consumers, including the Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, the Gramm-Leach Bliley Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting and servicing loans and providing other services.

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

Regulation in the areas of privacy, data protection, data management, resiliency, data transfer, third-party oversight, account access, artificial intelligence and machine learning and information security and cybersecurity could increase the Company’s costs and affect or limit business opportunities and how the Company collects and/or uses personal information.

Legislators and regulators are increasingly adopting or revising privacy, data protection, data management, resiliency, data transfer, third-party oversight, account access, artificial intelligence (“AI”) and machine learning and information security and cybersecurity laws, including data localization, authentication and notification laws. As such laws are interpreted and applied (in some cases, with significant differences or conflicting requirements across jurisdictions), compliance and technology costs will continue to increase, particularly in the context of ensuring that adequate privacy, data protection, data management, incident management, resiliency, third-party management, data transfer, security controls, account access mechanisms and controls related to artificial intelligence and machine learning are in place. Additionally, new laws and regulations related to automated decision making, artificial intelligence and machine learning as well as the application of existing laws and regulations to these technologies may restrict or impose burdensome and costly requirements on the Company’s ability to use them or impact other aspects of the Company’s business.

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

The Company relies heavily on existing and emerging communications and information systems to conduct its business. Like other financial services businesses, the Company and its third-party service providers have been the victim of sophisticated and targeted cyberattacks intended to obtain unauthorized access to assets or confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, ransomware, phishing attacks, cyber-attacks, or breaches due to errors or malfeasance by employees, contractors and others who have access to or obtain unauthorized access to the Company’s systems and networks. Although the Company and its service providers regularly defend against, respond to and mitigate the risks of cyberattacks, cybersecurity incidents among financial services businesses and industry generally are on the rise. The Company is not aware of any material losses it has incurred relating to cyberattacks or other information security breaches.

The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. Cyberattacks can originate from a variety of sources, including foreign governments and third-parties affiliated with them, organized crime or terrorist organizations, and malicious individuals both outside and inside a targeted company, including through use of relatively new AI tools or methods that can be used to create deepfakes for impersonation or to enable attack campaigns more quickly and effectively. The constantly changing nature of the threats means that the Company may not be able to prevent all data security breaches or misuse of data. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s online banking system, its general ledger, and its deposit and loan servicing and origination systems or other systems. Furthermore, if personal, confidential or proprietary information of customers or clients in the Company’s or third-party service providers’ possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either by fault of the Company’s systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties. The Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems; however, any such failure, interruption or security breach could adversely affect the Company’s business and results of operations through loss of assets or by requiring it to expend significant resources to correct the defect, as well as exposing the Company to customer dissatisfaction and civil litigation, regulatory fines or penalties or losses not covered by insurance.

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

Third-party service providers provide key components of the Company’s business infrastructure, including certain data processing, cloud computing, and information services. On behalf of the Company, third parties may transmit confidential, propriety information. Although the Company requires third-party providers to maintain certain levels of information security which are verified through review of documentation collected as part of due diligence and ongoing monitoring of third-party providers, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information or result in funds being transferred. While the Company may contractually limit liability in connection with attacks against third-party providers, the Company remains exposed to the risk of loss associated with such third-party service providers. In addition, a number of the Company’s third-party service providers are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain third-party service providers to provide contracted services could adversely affect the Company’s ability to deliver products and services to customers and cause the Company to incur significant expense.

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

The Company’s main markets are currently located in the states of New York, Pennsylvania, Vermont, Massachusetts, and New Hampshire. Most of the Company’s customers are individuals and small and medium-sized businesses which are dependent upon the regional economy. Accordingly, the local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. An economic downturn in these markets could negatively impact the Company.

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

General political, economic, and social conditions in the U.S. and in countries abroad affect markets in the U.S. and ultimately the Company’s business. In particular, U.S. markets may be affected by the current government administration and the domestic political environment, including but not limited to government agency staff reductions and related operating issues, uncertainty related to policy changes that directly or indirectly impact consumer spending and business investment, the level and volatility of interest rates, availability and market conditions of financing, economic growth, historically high levels of inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage escalation or stagnation, changes in home prices, commercial property values, the growth of global trade and commerce, the availability and cost of capital and credit, and investor sentiment and confidence. Additionally, U.S. energy and commodity markets may be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, terrorism or other geopolitical events. The scarcity or unavailability of affordable casualty insurance on consumers’ homes and autos, as well as businesses’ property, plant, and equipment, would impair asset prices and have a negative impact on economic activity and growth. Also, any sudden or prolonged market downturn in the U.S., as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect the Company’s results of operations and financial condition, including capital and liquidity levels.

Actions taken by the FRB, including changes in its target funds rate, balance sheet management, and lending facilities are beyond the Company’s control and difficult to predict. These actions can affect interest rates and the value of financial instruments and other assets and liabilities and can impact the Company’s borrowers. Sudden changes in monetary policy, for example in response to high inflation, could lead to financial market volatility, increases in market interest rates, and a flattening or inversion of the yield curve. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Company’s products, adversely affect the creditworthiness of the Company’s borrowers, or result in lower values for the Company’s investment securities and other interest-earning assets.

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

Certain negative developments affecting the banking industry have eroded customer confidence in the banking system and may have adverse impacts on the Company’s business.

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

The Company anticipates increased regulatory scrutiny, within the course of routine examinations and new regulations designed to address certain negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability.

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

At December 31, 2025, 7% of the loan portfolio was acquired and was not underwritten by the Company at origination, and therefore is not necessarily reflective of the Company’s historical credit risk experience. The Company performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting earnings.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

As a heavily regulated financial services company, the Company has developed comprehensive cybersecurity processes that are designed to protect the security of confidential information. Two of the more significant risks to the Company, both in terms of financial and reputational harm, are a data security breach and/or ransomware attack which cause a material financial loss to the Company and/or materially harms its operational integrity or reputation with its customers as a safe and trustworthy institution. In order to mitigate this risk and comply with the regulatory standards required by the Company’s and the Bank’s regulators, the Company has developed a cybersecurity program and framework which is administered by a team of experienced professionals and supported by external technology and consulting services. Set forth below is an overview of the Company’s risks associated with cybersecurity, its cybersecurity process, the role of management and the Board, and whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company.

Risks Associated with Cybersecurity

The Company is a frequent target of unauthorized attempts to access financial records, destroy data, degrade services, or sabotage systems. The sophistication and diversity of these threats is increasing. Against a backdrop of geopolitical tensions, the increasing use of AI by threat actors, and the growing involvement of organized cyber criminal groups, including state-sponsored groups, the Company expects greater frequency and sophistication of attacks in the future (malware, ransomware, phishing, supply chain compromise, and insider-assisted intrusions). Organized criminal actors include financially motivated ransomware gangs, criminal networks that monetize stolen data, and transnational fraud rings. These groups often operate at scale, use professionalized tools and affiliate ecosystems, and in some instances collaborate with nation state actors or exploit third-party vendors to gain access.

The exploitation of third-party vendors and contractors increases the risk that a vendor compromise, outage, or failure to meet contractual security obligations could lead to unauthorized access or operational disruption. In addition, the Company’s increasing use of analytics, machine-learning and generative AI introduces additional data and model risks, including threats to data privacy and integrity, biased or incorrect model outputs, exploitation of third-party models or vendors, and automation-enabled escalation of attacks.

To date, these risks have not resulted in a material cybersecurity incident, but a successful compromise, whether internal or originating with a third-party vendor, could result in financial losses, remediation costs, regulatory penalties, customer attrition, and reputational harm.

For more information on risks to the Company from cybersecurity threats, see “Risk Factors – Operational Risks”.

Cybersecurity Process and Management’s Role

Management is responsible for designing and implementing policies, processes and physical and virtual safeguards to measure, monitor, and control cybersecurity risk. The primary executives responsible for the oversight of risk and cybersecurity are the Company’s Chief Risk Officer, who has over 38 years of experience in the banking industry, including 25 years as a national bank examiner for the Office of the Comptroller of the Currency, and the Company’s Chief Information Security Officer (“CISO”), who has an educational and experiential background in information technology and information security for public companies (bachelor’s degree in computer science and service as the Company’s CISO for the past 11 years, with 10 prior years of information technology and information security experience). The CISO leads the members of the Information Security Department, some of whom maintain a variety of certifications including Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), and Security+ (Plus) Certification (SEC+). Both of these executives, along with the other professionals in the Information Security and Information Technology Departments, have the appropriate knowledge and expertise to effectively assess and manage the Company’s cybersecurity risk and establish a system of internal controls in an effort to safeguard the Company’s network and comply with regulatory requirements.

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

CFSI maintains enterprise-wide AI and Data Governance frameworks designed to promote the accuracy, privacy, security, and responsible use of data and AI across our operations. Executive oversight is provided by the Management Risk Committee and IT Steering Committee, with operational accountability assigned to business and system data stewards and data asset owners. The CISO jointly oversees data and AI governance, supports validation and control requirements, and enforces security, privacy, and incident-response protocols. The Company has deployed machine learning and generative AI capabilities to enhance monitoring, automated classification of events and data, and threat-detection and prioritization. These tools support faster triage, playbook-driven remediation and realistic simulation for control validation. AI solutions are subject to formal approval, validation, and periodic re-validation proportional to their inherent risk; higher-risk applications retain a human-in-the-loop approach. Controls include encryption, role-based access, audit logging, vendor due diligence, and employee training. These programs are periodically reviewed to reflect evolving regulatory requirements and technological advances.

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

Given the importance of maintaining the security of the Company’s systems and information, cybersecurity risks are also reviewed and addressed when assessing new products and services and any third-party service providers that may be engaged to provide systems and services to the Company. As an essential element of the Company’s cybersecurity program, the Company maintains a third-party risk management program that performs initial and ongoing due diligence, evaluates SOC reports and contract safeguards, and monitors incidents at vendors that could impact Company or customer data. As part of this oversight, the Company’s Risk Management, Legal and/or Information Security Departments review higher risk and material contracts with third-party service providers. Ongoing diligence is also conducted to confirm that vendors are meeting contractual and data security obligations.

The CISO is also responsible for monitoring data security incidents at third parties who have access to the Company’s information which may impact the Company or its customers if it was compromised. When the Company becomes aware of such events, the CISO engages with the impacted third-party service providers to understand the incident, assess the risk that the Company’s information was exposed, and determine methods by which the Company can mitigate any damage and fulfill applicable notification obligations. The Incident Response Core Team, which includes representatives from IT, Risk, and Legal, coordinates the Company’s response to such incidents in accordance with existing policies and supports notification, remediation, and any required regulatory reporting.

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

The Company’s customers are also sources of cybersecurity risk, particularly when their activities and systems are beyond the Company’s own security and control systems. The Company engages in periodic outreach with its clients, customers and other external parties concerning cybersecurity risks including opportunities to improve cybersecurity and avoid scams.

The Company’s cybersecurity process and its ability to assess, manage, and remediate cybersecurity risks further centers around good communication among management. Management stays informed on cybersecurity risks through quarterly reports provided by the CRO and CISO to the Company’s Management Risk Committee, comprised of executives and senior leadership, as well as open communication with the Risk Management team, including through various reports and weekly reporting by the Chief Risk Officer to the Senior Management Committee about cybersecurity matters, as necessary. In the event there is a material cybersecurity incident, the Company’s policies and procedures set forth an action plan, which includes notification of the appropriate personnel and management within the Company as well as regulators and impacted customers, as applicable. For certain cybersecurity incidents, including, but not limited to, incidents that are deemed material pursuant to SEC cybersecurity disclosure rules or that significantly impact vital services provided by the Company, notification is also provided to the Chair of the Board Risk Committee and/or the Chair of the Board. Less severe incidents will be reported by management at the next Board or Risk Committee meeting.

Board of Directors’ Role in Cybersecurity

An integral part of Company’s risk management oversight, which includes information security, is the role of the Board. This is reinforced by the independence and reporting structure of the Chief Risk Officer, who oversees the CISO and reports to the Board Risk Committee and administratively to the President and Chief Executive Officer.

In addition, cybersecurity risk is a fundamental risk of the Company which is overseen by the Risk Committee of the Board, including Directors with experience in risk management, internal audit, cybersecurity and/or the operations of financial service companies. In particular, the Chair of the Board, Eric E. Stickels, has experience with the risks associated with operating a financial institution based upon his prior service as the President of Oneida Financial Corp. In addition, the Chair of the Risk Committee, Director Kerrie D. MacPherson, has received the Cyber-Risk Oversight Certification issued by the National Association of Corporate Directors (“NACD”), and utilize their business experience and cyber-risk expertise to assist the Risk Committee in its evaluation of management’s cybersecurity systems. Directors Knauss and Singh also serve as Board representatives on the Company’s IT Steering Committee and provide valuable oversight and insight to the committee based on their knowledge and business experience across the digital, technology and/or artificial intelligence sectors.

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

Item 2. Properties

The Company’s primary headquarters are located at 333 Butternut Drive, Syracuse, New York, which is leased. The Company has 261 properties, of which 140 are owned and 121 are under lease arrangements, excluding 4 properties that are in process of being opened for business in connection with the Bank’s de novo branch expansions, all of which are under lease arrangements. The majority of the Company’s properties are used by the Banking and Corporate segment which operates 192 full-service bank branches, 8 drive-thru only bank facilities and 18 facilities for back office banking and corporate operations. The Employee Benefit Services segment uses 17 properties including 16 customer service facilities and 1 facility for back office operations, all of which are leased. The Insurance Services segment uses 23 customer service facilities, 20 of which are leased. Certain properties are shared for operations of multiple segments, including most of the properties in use by the Wealth Management Services segment. Certain properties also contain tenant leases or subleases. None of the properties were subject to any material encumbrances. The Company believes that its facilities are suitable and adequate for the Company’s current operations.

Additional information regarding the Company’s properties is set forth in Note E and Note O to the consolidated financial statements included under Part II, Item 8.

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

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 52,723,931 shares of common stock outstanding on January 31, 2026, held by approximately 3,136 registered shareholders of record.

The Company has historically paid regular quarterly cash dividends on its common stock and declared a cash dividend of $0.47 per share for the first quarter of 2026. The Board presently intends to continue the payment of regular quarterly cash dividends on the common stock. However, because the substantial majority of the funds available for the payment of dividends by the Company are derived from the subsidiary Bank, future dividends will depend largely upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2020 and reinvestment of dividends.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

			Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued upon	Weighted-average	Under Equity
	Exercise of	Exercise Price	Compensation Plans
	Outstanding	of Outstanding	(excluding securities
	Options, Warrants	Options, Warrants	reflected in the first
Plan Category	and Rights (1)	and Rights (2)	column)
Equity compensation plans approved by security holders:
2004 Long-term Incentive Plan	20,001	$23.04	0
2014 Long-term Incentive Plan	967,793	59.96	0
2022 Long-term Incentive Plan	1,043,313	38.51	850,227
Equity compensation plans not approved by security holders	0	0	0
Total	2,031,107	$48.58	850,227

(1) The number of securities includes 272,813 shares of unvested restricted stock, including performance award restricted stock, comprised of 4,342 shares associated with the 2014 Long-term Incentive Plan and 268,471 shares associated with the 2022 Long-term Incentive Plan.

(2) Excluding the impact of unvested restricted stock, including performance award restricted stock, the total weighted-average exercise price is $56.12, the weighted-average exercise price associated with the 2014 Long-term Incentive Plan is $60.23 and the weighted-average exercise price associated with the 2022 Long-term Incentive Plan is $51.86.

Stock Repurchase Program

At its December 2025 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,633,000 shares, or 5.0% of the Company’s common stock outstanding, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2026. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. At its December 2024 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,628,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2025. There were 206,054 shares of treasury stock purchases made under this authorization in 2025.

The following table presents stock purchases made during the fourth quarter of 2025:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
October 1-31, 2025	998	$56.87	0	2,421,946
November 1-30, 2025	0	0.00	0	2,421,946
December 1-31, 2025	239	60.70	0	2,421,946
Total (1)	1,237	$57.61	0

(1) Included in the common shares repurchased were 781 shares acquired by the Company in connection with the administration of a deferred compensation plan and 456 shares acquired by the Company in connection with the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of the Company for the past two years, although in some circumstances a period longer than two years is covered in order to comply with SEC disclosure requirements or to more fully explain long-term trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 77 through 148. All references in the discussion to the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS. The term “this year” and equivalent terms refer to results in calendar year 2025, “last year” and equivalent terms refer to calendar year 2024, and all references to income statement results correspond to full-year activity unless otherwise noted. For a discussion of 2024 results as compared with 2023 results, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2024.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are provided under the caption “Forward-Looking Statements” beginning on page 70.

Critical Accounting Policies and Estimates

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management considers its critical accounting estimates those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Management believes that the critical accounting estimates include the allowance for credit losses; actuarial assumptions associated with the pension, post-retirement, and other employee benefit plans; and the carrying value of goodwill and other intangible assets. A summary of the significant accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies,” starting on page 83.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s judgment of an estimated amount of lifetime losses on outstanding loans at the balance sheet date. This is estimated using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. The determination of the appropriateness of the ACL is complex and applies significant and highly subjective estimates. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage, and payment structure. The Company utilizes three methods for calculating the ACL: cumulative loss, vintage loss, and line loss. Historical credit loss experience provides the basis for the estimation of expected future credit losses in all three methodologies. Qualitative adjustments are made for differences in portfolio risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs, and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices, commercial real estate prices including office property-specific price forecasts, office property-specific vacancy rates, automobile prices, gross domestic product, and median household income net of inflation. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside, and downside forecasts. During 2025, the Company updated the ACL model to add 2024 loss history results into the historical data used for calculating the quantitative and qualitative factors as part of the annual model update procedures; adjusted the weighting of the three economic scenarios, increasing the weight for the downside scenario from 30% to 40% and decreasing the weight of the upside scenario from 30% to 20%, to capture additional economic uncertainty; and increased reserves for business lending to capture additional risk in the portfolio due to the increase in larger individual exposures in the business lending portfolio. The change in weighting of the economic scenarios increased the ACL by $0.7 million as compared to the prior weighting in use at December 31, 2024. The additional business lending qualitative factor increased the ACL by $9.3 million as compared to the prior factor in use at December 31, 2024.

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecasts. Changes in these economic forecasts could significantly affect the estimated expected credit losses and lead to materially different amounts from one period to the next. To illustrate the sensitivity of the ACL calculation to these economic forecasts, management performed a hypothetical sensitivity analysis using a weighting of 100% to the downside forecast, rather than the existing weighting of baseline, upside, and downside of 40%, 20%, and 40%, respectively. The scenario-weighted average unemployment rate and gross domestic product (“GDP”) growth forecasts used in the ACL model at December 31, 2025 were 5.5% and 1.3%, respectively, compared to 4.8% and 1.8% at December 31, 2024, respectively. The hypothetical downside forecast includes assumptions of a weakening economy represented by a cumulative decline in real GDP of 2.6%, enhanced geopolitical tensions, elevated inflation, a peak unemployment rate of 8.4% and an average unemployment rate of 7.1%. The Company calculated that this hypothetical scenario would increase the ACL and provision for credit losses as of and for the year ended December 31, 2025 by approximately $3.8 million, and decrease net income by $2.8 million (net of tax). This change is reflective of the sensitivity of the various economic factors used in the ACL model. The resulting difference is not intended to represent an expected increase in allowance levels, as future conditions are uncertain and there are several other quantitative and qualitative factors that will also fluctuate at the same time that economic conditions are changing, which would affect the results of the ACL calculation. The impact that the economic factors have on the model is affected by the upside or downside severity of the scenarios used, the product type mix, and the interaction of the economic factors with other quantitative and qualitative factors in the model, as changes in any particular factor or input may not occur at the same rate or be directionally consistent across all loan segments. Improvements in one factor may offset deterioration in other factors, both qualitative and quantitative. The third-party downside economic forecast used in the hypothetical scenario described does not predict a severe economic downturn, but rather a moderate recessionary environment. The Company’s geographic distribution of loans being primarily outside of major metropolitan areas, combined with low statistical correlation between its historical losses and national economic indicators, is reflected in the current methodology that would produce changes to the allowance that are less significant as compared to economic metric-based modeling that is more directly correlated, and therefore sensitive, to fluctuations in historical and projected national economic activity. Further details regarding the methodologies applied to estimate the various components of the ACL are provided in Note A, “Summary of Significant Accounting Policies,” starting on page 83.

Pension, Post-Retirement and Other Employee Benefit Plans

The Company provides a qualified defined benefit pension to eligible employees and retirees, other post-retirement health and life insurance benefits to certain retirees, an unfunded supplemental pension plan for certain key executives and an unfunded stock balance plan for certain of its nonemployee directors. The benefit obligations for the pension and post-retirement benefits plans require significant management judgment. The assumptions used in calculating the benefit obligation include the discount rate, expected return on plan assets, rate of compensation increase and interest crediting rates. The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits. The expected long-term rate of return was estimated by taking into consideration asset allocation, long-term capital market assumptions, reviewing historical returns on the type of assets held and current economic factors. Mortality tables are also utilized in calculating the benefit obligation, the selection of which is based on management judgment. The Company analyzed the sensitivity of the discount rate and the expected long-term rate of return on plan assets on the pension benefit obligation and net periodic pension cost. At December 31, 2025, a decrease in the discount rate of 100 basis points would increase the pension benefit obligation by $11.3 million, while an increase in the discount rate of 100 basis points would decrease the pension benefit obligation by $9.5 million. For the year ended December 31, 2025, a decrease in the discount rate of 100 basis points would reduce the net periodic pension income by $0.7 million, while an increase in the discount rate of 100 basis points would decrease the net periodic pension income by $0.2 million. A decrease in the expected long-term rate of return on plan assets of 100 basis points would reduce the net periodic pension income by $2.7 million, while an increase of 100 basis points would increase net periodic pension income by $2.7 million. Further detail on the assumptions used and a comparison between 2025 and 2024 assumptions is included in Note K, “Pension and Other Benefit Plans”, starting on page 119.

Goodwill and Other Intangible Assets

The initial carrying value of goodwill is impacted by the initial carrying value of intangible assets including core deposit intangibles, customer relationship intangibles and acquired loans that are recorded at their fair value as of the date of acquisition. Management judgment and estimates are involved in determining the initial and ongoing carrying value of goodwill and other intangible assets. Initial and ongoing carrying values require the assessment of fair value based on discounted cash flow modeling techniques and inputs such as discount rates, required equity market premiums, peer stock price volatility metrics and company-specific risk indicators. Core deposit intangibles and customer relationship intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to 20 years, based on management judgment.

The Company evaluates goodwill for impairment on an annual basis and performs a quarterly analysis to determine if any triggering events have occurred that would require an interim evaluation. In accordance with FASB ASC 350, the Company evaluates whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and performs either a qualitative or quantitative assessment, depending on circumstances and management judgment. The qualitative assessment requires significant management judgment, and if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, no quantitative analysis is necessary. The inputs for the qualitative analysis that require management judgment include macroeconomic conditions, industry and market conditions, financial performance of the reporting unit and other relevant events that affect the fair value of a reporting unit.

During 2025, the Company performed quantitative goodwill analyses for all of the Company’s operating segments. The inputs for the quantitative analyses that require management judgment include determination of the discount rate, forecasted financial performance of the business entity, macroeconomic and industry conditions, and other relevant events that affect the fair value of the reporting unit. Based on the Company’s annual impairment analysis of goodwill as of October 1, 2025, it was determined that the fair value of each reporting unit was in excess of its respective carrying value, therefore goodwill was not impaired. The Company also performs sensitivity analyses around assumptions for the discount rates in order to assess the reasonableness of the assumptions utilized. The fair value-weighted average discount rate used for the October 1, 2025 quantitative assessment was 10.4%, compared to 11.1% for the October 1, 2023 assessment. As of October 1, 2025, a 100 basis point increase in the discount rates used in each operating segment model would reduce estimated entity level fair value by approximately $361.2 million and would not result in impairment of goodwill, as each reporting unit’s fair value would still exceed its carrying value.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating” or “tangible” basis. Results on an “operating” basis exclude the after-tax effects of acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual, restructuring expenses, gain on debt extinguishment, loss on sales of investment securities, unrealized gain (loss) on equity securities and amortization of intangible assets. Results on a “tangible” basis exclude goodwill and intangible asset balances, net of accumulated amortization and applicable deferred tax amounts. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisition or restructuring activities. In addition, the Company provides supplemental reporting for “operating pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual, restructuring expenses, gain on debt extinguishment, loss on sales of investment securities, unrealized gain (loss) on equity securities and amortization of intangible assets from income before income taxes. Although operating pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with Current Expected Credit Loss (“CECL”) allowance methods, helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisition or restructuring activities. The Company also provides supplemental reporting of its interest income, net interest income and net interest margin on a fully tax-equivalent (“FTE”) basis, which includes an adjustment to interest income and net interest income that represents taxes that would have been paid had nontaxable investment securities and loans been taxable. Although fully tax-equivalent interest income, net interest income and net interest margin are non-GAAP measures, the Company’s management believes this information helps enhance comparability of the performance of earning assets that have different tax profiles. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 20.

Executive Summary

The Company’s business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services, including employee benefit services, insurance services, and wealth management services, to retail, commercial, institutional, and governmental customers. The Company’s banking subsidiary is Community Bank, N.A. (the “Bank” or “CBNA”). The Company’s Benefit Plans Administrative Services, Inc. (“BPAS”) subsidiary is a leading provider of employee benefits administration, trust services, collective investment fund administration, and actuarial consulting services to customers on a national scale. In addition, the Company offers comprehensive financial planning, trust administration and wealth management services through its Nottingham Financial Group operating unit and insurance services through its OneGroup NY, Inc. (“OneGroup”) subsidiary.

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

The Company reported net income of $210.5 million for the year ended December 31, 2025 that was $28.0 million, or 15.3%, above the prior year, while earnings per share of $3.97 for the year was $0.53, or 15.4%, above the prior year. The increases in net income and earnings per share were primarily driven by increases in net interest income and noninterest revenues and a decrease in the provision for credit losses, partially offset by increases in noninterest expenses and income taxes. Income taxes increased in 2025 driven by increases in pre-tax income and certain state income tax rates.

Net interest income increased to $506.6 million in 2025, a $57.4 million, or 12.8%, increase from the prior year, marking the nineteenth consecutive year of net interest income growth. The increase in 2025 was primarily due to increases in the yield on average interest-earning assets and average loan balances, along with lower funding costs. The provision for credit losses of $21.4 million in 2025 decreased $1.4 million, or 6.2%, from 2024 as the Company's asset quality metrics improved in 2025 compared to the slight degradation experienced in 2024 that increased the prior year's provision for credit losses. Noninterest revenues increased to $311.5 million in 2025, a $14.3 million, or 4.8%, increase from 2024, with record results in all four operating segments: banking and corporate, employee benefit services, insurance services, and wealth management services.

Noninterest expenses were $521.3 million in 2025, an increase of $34.4 million, or 7.1%, from the prior year. Noninterest expenses were impacted by certain notable items including $3.7 million of acquisition expenses associated with the acquisition of seven branch locations from Santander Bank, N.A. (“Santander”) and $1.5 million of restructuring expenses associated with severance payments as part of a workforce optimization plan due to planned branch consolidations and other operational initiatives. Excluding these items, the increase in noninterest expenses from 2024 was driven primarily by increases in salaries and employee benefits, data processing and communications, occupancy and equipment, legal and professional fees, and other expenses. These increases were due in part to operating expenses associated with acquisitions completed between the periods including the 7 branch locations from Santander, the opening of 15 de novo branches during the year and the Company’s investment in customer-facing and back-office technologies.

Net interest margin for full year 2025 of 3.29% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.31% increased 25 basis points and 24 basis points, respectively, from full year 2024. The yield on average interest earning assets increased 18 basis points compared to the prior year, primarily driven by higher loan yields. The Company’s total cost of funds decreased 7 basis points from the prior year as the rate paid on interest-bearing deposits and borrowings both decreased.

The Company’s average and ending interest-earning assets both increased year-over-year reflective of strong organic loan growth. Average and ending deposits also increased primarily driven by organic growth in non-governmental deposit balances and the $543.7 million of deposits assumed in the Santander branch acquisition. Average and ending borrowings in 2025 decreased from 2024 reflective of growth in deposit balances outpacing loan growth, including the funding provided from the Santander branch acquisition.

Asset quality remained solid throughout 2025. The full year net charge-off ratio increased slightly from 10 basis points of average loans in 2024 to 12 basis points of average loans in 2025 due to the net charge-off associated with one non-owner occupied commercial real estate (“CRE”) loan relationship. This resolution combined with the substantial repayment of one multifamily CRE nonperforming loan relationship drove decreases in the nonperforming and delinquent loans ratios between the end of 2024 and the end of 2025.

Operating net income, a non-GAAP measure, of $225.1 million, increased $31.2 million, or 16.1%, compared to the prior year, while operating earnings per share, a non-GAAP measure, of $4.24 increased $0.59, or 16.2%, from last year. Operating pre-tax, pre-provision net revenue (“PPNR”), a non-GAAP measure, of $315.3 million, increased $41.7 million, or 15.3%, compared to 2024, while operating PPNR per share, a non-GAAP measure, of $5.94, increased $0.79, or 15.3%, compared to the prior year, demonstrating improvement in the Company’s core operating performance between the periods.

Net Income and Profitability

Net income for 2025 was $210.5 million, an increase of $28.0 million, or 15.3%, from 2024. Earnings per share for 2025 was $3.97, an increase of $0.53, or 15.4%, from 2024’s results. These increases were achieved despite the impacts from certain notable non-operating items, including $3.7 million of acquisition expenses associated with the acquisition of seven branch locations from Santander and $1.5 million of restructuring expenses associated with severance payments as part of a workforce optimization plan due to planned branch consolidations and other operational initiatives. Operating net income, a non-GAAP measure, of $225.1 million, increased $31.2 million, or 16.1%, compared to the prior year, while operating earnings per share, a non-GAAP measure, of $4.24 increased $0.59, or 16.2%, from last year. Operating PPNR, a non-GAAP measure, of $315.3 million, increased $41.7 million, or 15.3%, compared to 2024, while operating PPNR per share, a non-GAAP measure, of $5.94, increased $0.79, or 15.3%, compared to the prior year demonstrating improvement in the Company’s non-credit and non-income tax-related operating performance between the periods. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Table 1: Condensed Income Statements

	Years Ended December 31,
(000's omitted, except per share data)	2025	2024	2023
Net interest income	$506,550	$449,117	$437,285
Provision for credit losses	21,350	22,773	11,203
Noninterest revenues	311,457	297,186	214,834
Noninterest expenses	521,263	486,825	472,685
Income before income taxes	275,394	236,705	168,231
Income taxes	64,939	54,224	36,307
Net income	$210,455	$182,481	$131,924

Diluted weighted average common shares outstanding	53,041	53,098	53,908
Diluted earnings per share	$3.97	$3.44	$2.45

The Company operates four businesses: Banking, Employee Benefit Services, Insurance Services and Wealth Management Services. These businesses are aggregated into the following four reportable segments: Banking and Corporate, Employee Benefit Services, Insurance Services and Wealth Management Services. The Banking and Corporate segment provides a wide array of lending and depository-related products and services to individuals, businesses, and governmental units with branch locations in Upstate New York as well as Northeastern Pennsylvania, Vermont, Western Massachusetts, and Southern New Hampshire. In addition to these general intermediation services, the Banking and Corporate segment provides treasury management solutions and payment processing services. The Banking and Corporate segment also holds and manages the Company’s investment and borrowing portfolios and includes certain banking support and corporate overhead-related expenses. Employee Benefit Services, consisting of BPAS and its subsidiaries, provides the following on a national basis: employee benefit trust, collective investment fund, retirement plan and health savings account administration, fund administration, transfer agency, actuarial, and health and welfare consulting services. BPAS services more than 10,000 benefit plans with approximately 960,000 plan participants and supports $132.1 billion in employee benefit trust assets as of December 31, 2025. In addition, BPAS employs 479 professionals serving clients in every U.S. state plus the Commonwealth of Puerto Rico, and occupies 17 offices located in New York, Pennsylvania, Massachusetts, New Jersey, Texas, Minnesota, South Dakota, Washington, Florida, and Puerto Rico. The Insurance Services segment includes the operating subsidiary OneGroup, a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. The Insurance Services segment includes 256 employees and 23 customer service facilities in New York, Pennsylvania, Massachusetts, South Carolina, and Florida. Wealth Management Services include trust services provided by Nottingham Trust, a division of CBNA, broker-dealer and investment advisory services provided by Nottingham Investment Services, Inc. (“NISI”) and Nottingham Wealth Partners, Inc. as well as asset management provided by Nottingham Advisors, Inc. (“Nottingham”). The Wealth Management Services segment includes 109 employees and assets under management or administration of $14.0 billion at the end of 2025. For additional financial information on the Company’s segments, refer to Note U – Segment Information in the Notes to Consolidated Financial Statements.

The primary factors explaining full year 2025 financial performance are discussed in the remaining sections of this document and are summarized by segment as follows:

BANKING AND CORPORATE

●	Banking and corporate net interest income increased $57.4 million, or 12.9% for 2025. This was the result of an 18 basis point increase in the average yield on interest-earning assets, a $635.1 million increase in average interest-earning assets, and a 10 basis point decrease in the average rate on interest-bearing liabilities, partially offset by a $546.6 million increase in average interest-bearing liabilities. Average loans increased $524.7 million, driven primarily by organic growth in all loan categories. The yield on loans increased 21 basis points from the prior year, driven by an increase in the proportion of higher rate loans originated over recent periods. Also contributing to the growth in interest income was an increase in the average yield on investments including cash equivalents of 4 basis points, combined with a $76.8 million increase in the average book value of investments, including cash equivalents, driven primarily by the maturities, calls, and pre-payments of certain lower-yielding available-for-sale investment securities and the purchase of certain higher-yielding government agency mortgage-backed securities during the year. The decrease in interest expense of $1.7 million was driven by a 7 basis point decrease in the cost of funds and a decrease in higher cost average borrowings of $80.9 million, partially offset by an increase in comparatively lower cost average interest-bearing deposit balances of $627.5 million.

●	The provision for credit losses of $21.4 million decreased $1.4 million from the prior year’s provision of $22.8 million, reflective of stable credit quality metrics. Net charge-offs of $13.1 million were $3.0 million higher than 2024, primarily driven by the charge-off of one non-owner occupied CRE loan relationship that was previously individually assessed. This resulted in an annual net charge-off ratio (net charge-offs / total average loans) of 0.12%, which was 2 basis points higher than both the prior year and the 10-year historical average of 0.10%. Year-end nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of loans and other real estate owned decreased 18 and 14 basis points, respectively, as compared to December 31, 2024 levels, primarily attributable to a decrease in nonperforming business lending loan balances. Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 61 through 64.

●	Banking and corporate noninterest revenues of $83.6 million for 2025 increased by $5.5 million from 2024’s level. The increase was reflective of an increase in customer interest rate swap fee revenues, increases in deposit service fees, an increase in revenues from CRE financing and structuring fees, an increase in bank-owned life insurance income as well as the impact of a $1.6 million income distribution received from a limited partnership investment.

●	Banking and corporate noninterest expenses, excluding amortization of intangible assets, acquisition-related expenses, litigation accrual and restructuring expenses, increased $25.9 million, or 8.0%, in 2025, driven by a $12.1 million, or 6.6%, increase in salaries and employee benefits and a $7.4 million, or 14.4%, increase in data processing and communications along with increases in occupancy and equipment, legal and professional fees and other expenses, partially offset by a decrease in business development and marketing expenses.

EMPLOYEE BENEFIT SERVICES

●	Employee benefit services total revenues for 2025 of $142.4 million increased $5.0 million, or 3.6%, from the prior year level, driven by revenue growth in the recordkeeping and third-party administration services business line due in most part to revenue growth from acquisitions and higher average market values of assets under administration.

●	Employee benefit services noninterest expenses for 2025 totaled $86.5 million. This represented an increase from 2024 of $4.9 million, or 6.0%, and was attributable to a $1.4 million, or 2.1%, increase in salaries and employee benefits due to staff additions resulting from acquisition activity and a $1.6 million, or 30.9%, increase in legal and professional fees due to legal expenses associated with the development of new collective investment funds, along with increases in data processing and communications, business development and marketing and other expenses.

INSURANCE SERVICES

●	Insurance services total revenue for 2025 of $54.4 million increased $4.0 million, or 7.8%, from the prior year level. The increase in insurance services revenue was due to revenue growth from acquisitions and an increase in contingent commissions between the periods.

●	Insurance services noninterest expenses of $43.9 million increased $0.8 million, or 1.9%, from 2024, primarily due to a $0.7 million, or 2.0%, increase in salaries and employee benefits.

WEALTH MANAGEMENT SERVICES

●	Wealth management services total revenue for 2025 of $39.4 million increased $0.8 million, or 2.0%, from 2024, reflective of more favorable investment market conditions.

●	Wealth management services noninterest expenses of $27.4 million decreased $0.8 million, or 2.8%, from 2024, primarily due to a $0.8 million, or 3.3%, decrease in salaries and employee benefits.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout, and average equity to average asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2025	2024	2023
Return on average assets	1.26%	1.14%	0.87%
Return on average equity	11.29%	10.76%	8.27%
Dividend payout ratio	46.6%	52.6%	72.4%
Average equity to average assets	11.14%	10.60%	10.47%

As displayed in Table 2, the 2025 return on average assets ratio increased 12 basis points, while the return on average equity ratio increased 53 basis points as compared to 2024. The increase in the return on average assets was the result of an increase in net income primarily driven by net interest income growth, partially offset by an increase in average assets driven by organic loan and deposit growth, securities purchases, and deposit funding from the Santander acquisition. The return on average equity ratio increased in 2025 as net income increased at a higher rate than average equity. The increase in average equity was driven by an increase in retained earnings and a decrease in the average accumulated other comprehensive loss related to the Company’s investment securities portfolio.

The operating return on average assets, a non-GAAP measure, increased 13 basis points to 1.34% in 2025, as compared to 1.21% in 2024. The operating return on average equity, a non-GAAP measure, increased 64 basis points to 12.07% in 2025, from 11.43% in 2024. See Table 20 beginning on page 72 for Reconciliation of GAAP to Non-GAAP Measures.

The dividend payout ratio for 2025 of 46.6% decreased from 52.6% in 2024 driven by a 15.3% increase in net income outpacing the 2.2% increase in dividends declared. The increase in dividends declared in 2025 was a result of a 2.2% increase in the dividends declared per share, while common shares outstanding were consistent as issuances associated with employee stock plans were offset by share repurchases during the year.

The average equity to average assets ratio increased 54 basis points in 2025 due to a 10.0% increase in average equity, partially offset by a 4.7% increase in average assets. The increase in average equity was driven by increases in retained earnings and decreases in the average accumulated other comprehensive loss related to the Company’s investment securities portfolio, while the increase in average assets was primarily due to strong organic loan growth.

Net Interest Income

Net interest income is the amount by which interest, dividends, and fees on interest-earning assets (loans, investments and cash equivalents) exceeds the cost of funds, which consists primarily of interest paid to the Company’s depositors and interest paid on borrowings. Net interest margin is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities as a percentage of interest-earning assets.

Net interest income totaled $506.5 million in 2025, an increase of $57.4 million, or 12.8%, from the prior year. As disclosed in Table 3, fully tax-equivalent net interest income, a non-GAAP measure, totaled $510.1 million in 2025, an increase of $57.2 million, or 12.6%, from the prior year. The increase is a result of an 18 basis point increase in the yield on average interest-earning assets, a $638.9 million, or 4.3%, increase in average interest-earning asset balances and a 10 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $546.6 million, or 5.2%, increase in average interest-bearing liability balances. As reflected in Table 4, the favorable impacts of the increase in average interest-earnings asset balances ($28.6 million), the increase in the yield on average interest-earning assets ($26.9 million) and the decrease in the rate paid on average interest-bearing liabilities ($11.5 million) were partially offset by the unfavorable impact of the increase in average interest-bearing liability balances ($9.8 million).

The 2025 net interest margin increased 25 basis points to 3.29% from 3.04% reported in 2024, while the fully tax-equivalent net interest margin, a non-GAAP measure, increased 24 basis points to 3.31% from the 3.07% reported in the prior year. These increases were the result of an 18 basis point increase in the yield on interest-earning assets and a 10 basis point decrease in the rate paid on average interest-bearing liabilities. The increases in the yield on interest-earnings assets and decrease in the rate on interest-bearing liabilities were primarily due to an increase in the proportion of higher rate loans originated over recent periods, the maturity of lower rate investment securities and purchase of higher rate investment securities, and a decrease in market rates on borrowings and deposits. The 5.64% yield on average loans in 2025 increased 21 basis points as compared to 5.43% in 2024, driven by the change in proportion of loan rates as discussed above. The yield on investments, including cash equivalents, of 2.13% in 2025 was 5 basis points higher than 2024 primarily due to higher yields on investment purchases during the year and maturities, pre-payments, and calls on certain lower yielding available-for-sale securities, partially offset by the impact of lower market rates on the yield earned on cash equivalents. The cost of interest-bearing liabilities was 1.74% during 2025 as compared to 1.84% for 2024. The decreased cost reflects the 4 basis point decrease in the rate paid on average deposits and the 15 basis point lower average rate paid on borrowings due primarily to changes in market interest rates as well as lower levels of overnight borrowings in 2025.

Total interest income increased by $55.7 million, or 8.7%, while as shown in Table 3 on page 47, total FTE-basis interest income, a non-GAAP measure, increased by $55.6 million, or 8.6%, in 2025 compared to the prior year. Average loans increased $524.7 million, or 5.2%, in 2025. This increase was driven primarily by organic growth in all of the Company’s five main portfolios - business lending, consumer mortgage, consumer indirect, home equity and consumer direct. Included in this increase was $31.9 million of loans acquired from Santander in the fourth quarter of 2025 as part of a branch acquisition. Loan interest income and fees increased $50.9 million, or 9.3%, while FTE-basis loan interest income and fees, a non-GAAP measure, increased $51.0 million, or 9.3%, in 2025 as compared to 2024. These increases were attributable to the aforementioned higher average loan balances and the impact of a 21 basis point higher loan yield, as the yield on new volume continued to outpace the yield on loan paydowns and maturities. Investment and interest-earning cash interest income in 2025 was $4.6 million, or 4.5%, higher than the prior year as a result of a 5 basis point increase in the average investment yield including cash equivalents, a $76.8 million increase in the average book basis balance of investments and a $37.5 million increase in average cash equivalent balances.

Total interest expense decreased by $1.7 million to $192.7 million in 2025 from $194.4 million in 2024. As shown in Table 4 on page 48, lower interest rates on interest-bearing liabilities resulted in a decrease in interest expense of $11.5 million, while higher average interest-bearing liability balances resulted in a $9.8 million increase in interest expense. Interest expense as a percentage of average interest-earning assets for 2025 decreased 7 basis points to 1.25% from 1.32% in the prior year. The rate on interest-bearing deposits of 1.58% was 8 basis points lower than 2024, primarily due to a decrease in certain product rates in response to changes in market interest rates during the year. The rate on borrowings decreased 15 basis points to 3.65% in 2025, primarily due to the aforementioned decrease in market interest rates. Total average funding balances (deposits and borrowings) in 2025 increased $563.4 million, or 4.0%. Average deposits increased $644.3 million, driven by increases in all deposit product types from organic growth and the Santander acquisition. Average non-time deposit balances increased $555.5 million, or 5.0%, and accounted for 84.7% of total average deposits in 2025 compared to 84.6% in 2024. Average time deposit balances increased $88.8 million year-over-year and represented 15.3% of total average deposits for 2025 compared to 15.4% in 2024. Average external borrowings decreased $80.9 million, or 8.8%, in 2025 as compared to 2024, primarily due to a decrease in average Federal Reserve short-term borrowings of $54.1 million, average securities sold under agreement to repurchase (“customer repurchase agreements”) of $46.7 million and average overnight borrowings of $20.9 million, partially offset by an increase in term FHLB borrowings of $40.8 million. The decrease in average customer repurchase agreements in 2025 was primarily driven by lower governmental balances due in part to certain customers transferring funds to the Company’s reciprocal deposit product offerings. The increase in average FHLB term borrowings was due to the timing of when the Company secured funding in 2024, as the Company secured a total of $250.0 million of FHLB term borrowings in the second and third quarters of 2024.

The following table sets forth information related to average interest-earning assets and average interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a FTE basis using a marginal income tax rate of 25.3% for 2025, 25.0% for 2024 and 24.4% for 2023. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment, late and other fees and the accretion of acquired loan purchase discounts and premiums. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
			Avg.			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$140,145	$5,734	4.09%	$102,690	$5,290	5.15%	$55,881	$2,775	4.97%
Taxable investment securities (1)	4,251,192	85,800	2.02%	4,136,337	80,444	1.94%	4,294,210	79,593	1.85%
Nontaxable investment securities (1)	415,598	13,754	3.31%	453,676	14,993	3.30%	514,802	17,395	3.38%
Loans (net of unearned discount) (2)	10,586,889	597,520	5.64%	10,062,177	546,522	5.43%	9,213,168	445,867	4.84%
Total interest-earning assets	15,393,824	702,808	4.57%	14,754,880	647,249	4.39%	14,078,061	545,630	3.88%
Noninterest-earning assets	1,349,537			1,235,817			1,164,823
Total assets	$16,743,361			$15,990,697			$15,242,884

Interest-bearing liabilities:
Interest checking, savings, and money market deposits	$8,139,324	89,845	1.10%	$7,600,646	82,999	1.09%	$7,771,827	52,629	0.68%
Time deposits	2,126,117	72,355	3.40%	2,037,315	76,521	3.76%	1,280,751	32,708	2.55%
Customer repurchase agreements	224,686	3,061	1.36%	271,359	4,584	1.69%	305,213	3,094	1.01%
Overnight borrowings	65,844	2,987	4.54%	86,770	4,851	5.59%	184,581	9,349	5.06%
FHLB and other borrowings	545,910	24,477	4.48%	505,130	22,813	4.52%	140,816	6,285	4.46%
Federal Reserve short-term borrowings	0	0	0.00%	54,098	2,643	4.88%	0	0	0.00%
Subordinated notes payable	0	0	0.00%	0	0	0.00%	765	38	4.96%
Total interest-bearing liabilities	11,101,881	192,725	1.74%	10,555,318	194,411	1.84%	9,683,953	104,103	1.08%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,597,086			3,580,297			3,848,261
Other liabilities	179,619			159,288			114,946
Shareholders' equity	1,864,775			1,695,794			1,595,724
Total liabilities and shareholders' equity	$16,743,361			$15,990,697			$15,242,884

Net interest earnings (FTE) (non-GAAP)		$510,083			$452,838			$441,527

Net interest spread			2.80%			2.52%			2.77%
Net interest spread (FTE) (non-GAAP)			2.83%			2.55%			2.80%
Net interest margin			3.29%			3.04%			3.11%
Net interest margin (FTE) (non-GAAP)			3.31%			3.07%			3.14%

Fully tax-equivalent adjustment (non-GAAP) (3)		$3,533			$3,721			$4,242
(1)	Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity, and deferred taxes.
(2)	Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.
(3)	The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been fully taxable.

As discussed above and disclosed in Table 4 below, the change in net interest income (FTE basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 4: Rate/Volume

	2025 Compared to 2024			2024 Compared to 2023
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest earned on:
Cash equivalents	$1,675	$(1,231)	$444	$2,408	$107	$2,515
Taxable investment securities	2,270	3,086	5,356	(2,988)	3,839	851
Nontaxable investment securities	(1,260)	21	(1,239)	(2,027)	(375)	(2,402)
Loans (net of unearned discount)	29,136	21,862	50,998	43,247	57,408	100,655
Total interest-earning assets (2)	28,616	26,943	55,559	27,156	74,463	101,619

Interest paid on:
Interest checking, savings and money market deposits	5,937	909	6,846	(1,184)	31,554	30,370
Time deposits	3,236	(7,402)	(4,166)	24,382	19,431	43,813
Customer repurchase agreements	(716)	(807)	(1,523)	(376)	1,866	1,490
Overnight borrowings	(1,046)	(818)	(1,864)	(5,385)	887	(4,498)
FHLB and other borrowings	1,830	(166)	1,664	16,452	76	16,528
Federal Reserve short-term borrowings	(2,643)	0	(2,643)	2,643	0	2,643
Subordinated notes payable	0	0	0	(38)	0	(38)
Total interest-bearing liabilities (2)	9,792	(11,478)	(1,686)	10,117	80,191	90,308

Net interest earnings (FTE) (non-GAAP) (2)	$20,159	$37,086	$57,245	$20,913	$(9,602)	$11,311
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits, customer interest rate swap fees, CRE financing and structuring fees, and other core customer activities typically provided through the branch network, commercial banking offices, and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial, benefit plan administration and recordkeeping services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the Nottingham Trust division within CBNA), broker-dealer and investment advisory products and services (performed by NISI) and Nottingham Wealth Partners, Inc.) and asset management services (performed by Nottingham), collectively referred to as Nottingham Financial Group; and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company has other transactions that impact noninterest revenues, including income earned on bank owned life insurance, gains or losses on debt extinguishment, realized and unrealized gains or losses on investment securities and income or losses on equity method investments.

Table 5: Noninterest Revenues

	Years Ended December 31,
(000’s omitted)	2025	2024	2023
Employee benefit services	$135,974	$130,981	$117,961
Insurance services	54,410	50,249	47,094
Wealth management services	37,065	36,668	31,941
Deposit service charges and fees	32,367	31,566	28,921
Debit interchange and ATM fees	27,004	26,717	25,768
Mortgage banking	3,535	4,421	595
Other banking revenues	21,012	15,840	14,688
Loss on sales of investment securities	0	(487)	(52,329)
Gain on debt extinguishment	0	0	242
Unrealized gain (loss) on equity securities	375	1,231	(47)
Loss from equity method investments	(285)	0	0
Total noninterest revenues	$311,457	$297,186	$214,834

Noninterest revenues/total revenues	38.1%	39.8%	32.9%
Operating noninterest revenues/operating revenues (FTE basis) (non-GAAP) (1)	37.9%	39.6%	37.7%
(1)	Operating noninterest revenues, a non-GAAP measure, excludes loss on sales of investment securities, gain on debt extinguishment and unrealized gain (loss) on equity securities from total noninterest revenues. Operating revenues, a non-GAAP measure, is defined as net interest income on a FTE basis plus noninterest revenues, excluding loss on sales of investment securities, gain on debt extinguishment, and unrealized gain (loss) on equity securities. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 5, total noninterest revenues of $311.5 million in 2025 increased $14.3 million, or 4.8%, as compared to 2024. Total operating noninterest revenues, a non-GAAP measure, increased $14.6 million, or 4.9%, to $311.1 million in 2025 as compared to 2024. The increase was comprised of increases in all four of the Company’s business units.

Noninterest revenues as a percentage of total revenues (defined as net interest income plus noninterest revenues) was 38.1% in 2025, a decrease from 39.8% in 2024. Operating noninterest revenues as a percentage of operating revenues (FTE basis), a non-GAAP measure, were 37.9% in 2025, a decrease from 39.6% in the prior year. The decrease was due to the 12.6% increase in fully tax-equivalent net interest income, a non-GAAP measure, outpacing the 4.9% increase in operating noninterest revenues, a non-GAAP measure.

Banking noninterest revenues, comprised of deposit service charges and fees, debit interchange and ATM fees, mortgage banking and other banking revenues, totaled $83.9 million in 2025, an increase of $5.4 million, or 6.8%, from the prior year. The increase was driven by increases in other banking revenues ($5.2 million), deposit service charges and fees ($0.8 million), and debit interchange and ATM fees ($0.3 million), partially offset by a decrease in mortgage banking revenues ($0.9 million). The increase in other banking revenues was associated with higher customer interest rate swap fee revenues, other commercial banking-related fees, including an increase in CRE financing and structuring fees generated by Axiom Realty Group (“Axiom”), income from bank-owned life insurance and a $1.6 million income distribution received from a limited partnership investment.

As disclosed in Table 5, noninterest revenue from non-banking financial services (noninterest revenues from employee benefit services, insurance services, and wealth management services) increased $9.6 million, or 4.4%, in 2025 to $227.4 million. Financial services revenues represented 73% of total noninterest revenues in both 2025 and 2024. Financial services revenues accounted for 73% of total operating noninterest revenues, a non-GAAP measure, in 2025 compared to 74% in 2024.

Employee benefit services generated revenue of $136.0 million in 2025 that reflected growth of $5.0 million, or 3.8%, primarily related to revenue growth in the recordkeeping and third-party administration services business line due in part to revenue growth from acquisitions and higher average market values of assets under administration. Ending employee benefit trust assets were $132.1 billion at December 31, 2025.

Insurance services revenues increased $4.2 million, or 8.3%, in 2025 primarily due to revenue growth from acquisitions and an increase in contingent commissions.

Wealth management services revenues increased $0.4 million, or 1.1%, in 2025 due to favorable investment market conditions. Assets under management and administration within the wealth management businesses increased $0.8 billion to $14.0 billion at December 31, 2025 as compared to one year earlier. Assets under management and administration within the wealth management businesses increased $1.4 billion to $13.2 billion at December 31, 2024 as compared to one year earlier. Assets under management and administration included approximately $3.6 billion and $3.3 billion of intercompany assets under management and administration at the end of 2025 and 2024, respectively, associated with affiliated employee benefit trust accounts.

Noninterest Expenses

As shown in Table 6, noninterest expenses of $521.3 million in 2025 were $34.4 million, or 7.1%, higher than 2024, reflective of increases in salaries and employee benefits, data processing and communications expenses, occupancy and equipment expenses, acquisition expenses, other expenses, legal and professional fees and restructuring expenses. These increases were partially offset by decreases in business development and marketing expenses, amortization of intangible assets, acquisition-related contingent consideration adjustments, and litigation expenses.

Noninterest expenses as a percent of average assets for 2025 was 3.11%, an increase of 7 basis points from 3.04% in 2024. Operating noninterest expenses (non-GAAP) as a percent of average assets, a non-GAAP measure, for 2025 was 3.00%, which was 5 basis points higher than 2024. The increases in these ratios for 2025 were due to a 7.1% increase in noninterest expenses and a 6.4% increase in operating noninterest expenses, a non-GAAP measure, while average assets increased by 4.7%, primarily due to organic loan growth.

The efficiency ratio expresses the level of noninterest expenses as a percentage of total revenues (net interest income plus total noninterest revenues). The Company also utilizes the operating efficiency ratio, a non-GAAP measure, which is a performance measurement tool widely used by banks and is defined by the Company as operating noninterest expenses, a non-GAAP measure, divided by fully-tax equivalent operating revenues, a non-GAAP measure. Lower ratios correlate to better operating efficiency.

The 2025 efficiency ratio of 63.7% improved 1.5 percentage points from the 2024 efficiency ratio as noninterest expenses increased 7.1% while total revenues increased 9.6%.

The 2025 operating efficiency ratio, a non-GAAP measure, of 61.2% improved 1.8 percentage points from the 2024 non-GAAP operating efficiency ratio of 63.0% as the 6.4% increase in operating noninterest expenses, a non-GAAP measure, grew at a slower pace than the 9.6% increase in fully tax-equivalent operating revenues, a non-GAAP measure, comprised of a 12.6% increase in fully tax-equivalent net interest income, a non-GAAP measure, and a 4.9% increase in operating noninterest revenues, a non-GAAP measure. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures.

Table 6: Noninterest Expenses

	Years Ended December 31,
(000's omitted)	2025	2024	2023
Salaries and employee benefits	$313,915	$300,779	$281,803
Data processing and communications	70,161	61,843	57,585
Occupancy and equipment	48,249	43,658	42,550
Business development and marketing	15,135	16,059	15,731
Legal and professional fees	17,898	15,323	15,921
Amortization of intangible assets	13,846	14,259	14,511
Litigation accrual	(50)	138	5,800
Acquisition expenses	3,663	213	63
Acquisition-related contingent consideration adjustments	0	244	3,280
Restructuring expenses	1,499	0	1,163
Other	36,947	34,309	34,278
Total noninterest expenses	$521,263	$486,825	$472,685

Noninterest expenses/average assets	3.11%	3.04%	3.10%
Operating noninterest expenses(1) /average assets (non-GAAP)	3.00%	2.95%	2.95%
Efficiency ratio	63.7%	65.2%	72.5%
Operating efficiency ratio (non-GAAP)(2)	61.2%	63.0%	63.2%
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

Salaries and employee benefits increased $13.1 million, or 4.4%, in 2025, primarily due to select staff additions, including from acquisitions and de novo branch expansions and higher performance-based incentives, partially offset by lower employee medical costs that reflected rebates received. The Company also recorded $1.5 million in costs related to severance payments for a workforce optimization plan due to planned branch consolidations and other consumer banking operational initiatives. Total full-time equivalent staff at the end of 2025 was 2,805 compared to 2,698 at December 31, 2024 and 2,669 at the end of 2023.

Total non-personnel noninterest expenses, excluding amortization of intangible assets, acquisition-related expenses, restructuring expenses and litigation accrual, increased $17.2 million, or 10.0%, in 2025, reflective of increases in data processing and communications expenses, other expenses, legal and professional fees, and occupancy and equipment expenses, partially offset by a decrease in business development and marketing expenses. The increase in data processing and communications expenses is reflective of the Company’s continued investment in key technologies, including artificial intelligence applications, customer payment fraud and cybersecurity risk management software, credit administration software and other workflow efficiency initiatives, as well as a $1.4 million consulting expense in connection with a contract renegotiation with the Company’s banking core system provider, which is expected to result in proportionally lower future processing costs for that system infrastructure. Occupancy and equipment expenses increased due to higher property maintenance costs as well as incremental expenses associated with acquisitions and the Bank’s de novo branches opened between the periods. The increase in other expenses includes $1.7 million lower gains on the sale of properties related to the branch consolidations completed in 2025. Legal and professional fees increased due to legal expenses associated with the development of new collective investment funds.

On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of certain banks in the first quarter of 2023. As of December 31, 2025, the special assessment is anticipated to be collected over eight quarterly assessment periods that began in 2024 at an annual rate of approximately 13.4 basis points of uninsured deposits that exceeded $5 billion as of December 31, 2022. As the estimated loss to the DIF will be periodically adjusted the FDIC could cease collection early, if the FDIC has collected enough to recover actual or estimated losses, extend the special assessment collection period one or more quarters beyond the initial collection period, if actual or estimated losses exceed the amounts collected, and impose a final shortfall special assessment on a one-time basis after certain receiverships terminate, if actual losses exceed the amounts collected. The Company recorded a $0.2 million and $1.5 million expense accrual associated with this special assessment in 2024 and 2023, respectively. The Company recorded a $0.2 million reduction to the accrual associated with this special assessment in 2025. Excluding the expense accruals associated with the special assessment, FDIC insurance expense in 2025 totaled $9.8 million, compared to $8.9 million in 2024 and $8.0 million in 2023.

Acquisition-related expenses for 2025 totaled $3.7 million, primarily comprised of costs related to the integration of the Santander branch acquisition completed in the fourth quarter of 2025.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective taxing authorities, plus the impact of deferred tax items. Taxes are discussed in more detail in Note J of the Consolidated Financial Statements beginning on page 116. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective income tax rate for 2025 was 23.6%, compared to 22.9% in 2024 and 21.6% in 2023. The increase in the effective income tax rate for 2025 compared to the effective tax rate for 2024 is primarily attributable to a decrease in solar energy income tax credits in the current year as well as an increase in certain state income taxes. The Company recorded income tax expense associated with the amortization of income tax credit investments of $7.3 million in 2025, compared to $9.7 million in 2024 and $1.3 million in 2023. Excluding the impact of tax benefits related to stock-based compensation activity and amortization of income tax credit investments, the effective tax rate for full year 2025 was 21.3%, up from 19.0% for full year 2024, driven by a decrease in solar energy income tax credits as well as an increase in certain state income taxes.

Shareholders’ Equity and Regulatory Capital

Shareholders’ equity ended 2025 at $2.00 billion, up $243.2 million, or 13.8%, from the end of 2024. This increase reflects net income of $210.5 million, a decrease in accumulated other comprehensive loss of $129.1 million, stock-based compensation of $10.9 million, the issuance of shares through employee stock plans of $2.1 million, partially offset by common stock dividends declared of $98.2 million and common stock repurchased of $11.2 million. The change in accumulated other comprehensive loss was primarily driven by a $118.0 million decrease in other comprehensive loss related to the Company’s available-for-sale investment portfolio, as well as a positive $11.1 million adjustment in the overfunded status of the Company’s employee retirement plans. The change in the other comprehensive loss related to the Company’s available-for-sale investment portfolio includes a net increase in the after-tax market value adjustment on the available-for-sale investment portfolio due to general downward movements in medium to long-term interest rates, as well as the volume and rates associated with the securities maturities that occurred during the past 12 months. Common shares outstanding were consistent as issuances associated with employee stock plans were offset by share repurchases during the year.

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

The Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of December 31, 2025, 2024 and 2023. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer as of December 31, 2025, 2024 and 2023, the Company and the Bank must maintain:

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

As of December 31, 2025, 2024 and 2023, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of December 31, 2025, 2024 and 2023, the regulatory capital ratios for the Company and Bank are presented in Table 7 below.

Table 7: Regulatory Ratios

	December 31, 2025		December 31, 2024		December 31, 2023
	Community		Community		Community
	Financial	Community	Financial	Community	Financial	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.21%	7.85%	9.19%	7.69%	9.34%	7.70%
Common equity Tier 1 capital ratio	14.04%	12.02%	14.23%	11.96%	14.75%	12.11%
Tier 1 risk-based capital ratio	14.04%	12.02%	14.23%	11.96%	14.76%	12.11%
Total risk-based capital ratio	14.85%	12.84%	15.01%	12.74%	15.46%	12.82%

The Company’s tier 1 leverage ratio, a primary measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” increased 2 basis points from the prior year to end the year at 9.21%. The increase in the tier 1 leverage ratio as compared to 2024 was the result of an increase in shareholders’ equity, excluding intangibles and other comprehensive income or loss items of 5.0%, as the impact of net earnings retention outweighed share repurchases during the year, while average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, increased 4.7%, primarily due to the Santander branch acquisition and organic loan growth. For additional financial information on the Company’s regulatory capital, refer to Note P – Regulatory Matters in the Notes to Consolidated Financial Statements. The shareholders’ equity-to-assets ratio was 11.59% at the end of 2025 compared to 10.76% at the end of 2024. The increase was due to shareholders’ equity increasing 13.8%, as the impact of net earnings retention and a decrease in accumulated other comprehensive loss due to a reduction in unrealized loss in the Company’s investment portfolio outweighed share repurchases during the year, while assets increasing by 5.6% driven primarily by organic loan growth and the Santander branch acquisition. The tangible equity-to-assets ratio, a non-GAAP and regulatory reporting measure, was 6.75% at the end of 2025 versus 5.83% one year earlier. See Table 20 for Reconciliation of GAAP to Non-GAAP Measures. The increase was due to tangible common shareholders’ equity increasing by 22.2% in 2025 primarily due to a $129.1 million decrease in accumulated other comprehensive loss and a $112.3 million increase in retained earnings, while tangible assets increased 5.6% from the prior year, reflective of organic loan growth and the Santander branch acquisition. The Company manages organic and acquired growth in a manner that enables it to continue to maintain and grow its capital base over time and maintain its ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2025 of $98.1 million represented an increase of 2.2% over the prior year. This growth was a result of a $0.04 increase in dividends per share to $1.86 for the year, reflective of $0.01 increases in the quarterly dividend in the third quarters of both 2025 and 2024, with common shares outstanding remaining consistent. Dividends per share for 2025 of $1.86 represents a 2.2% increase from $1.82 in 2024, a result of quarterly dividends per share increasing from $0.45 to $0.46 in the third quarter of 2024 and from $0.46 to $0.47 in the third quarter of 2025. The 2025 increase in quarterly dividends marked the 33rd consecutive year of dividend increases for the Company. The dividend payout ratio for 2025 was 46.6% compared to 52.6% in 2024, and 72.4% in 2023. The dividend payout ratio decreased during 2025 as dividends declared increased 2.2% while net income increased 15.3% from 2024, primarily driven by an increase in net interest income.

The Company’s ability to pay dividends to its shareholders is subject to laws and regulations imposing restrictions on the amount of dividends that may be declared and paid. Dividend payments by the Company are dependent on a number of factors, including the earnings and financial condition of the Company and the Bank and the ability of the Company to receive dividends from the Bank, and are subject to the limitations referred to in Note P: Regulatory Matters.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as borrowings from the FHLB and the FRB and credit lines from correspondent banks. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit, and the brokered CD market. The primary sources of funds are deposits, which totaled $14.39 billion at December 31, 2025. The primary sources of non-deposit funds are customer repurchase agreements and FHLB and FRB term borrowings and overnight advances. At December 31, 2025, there were $231.2 million of customer repurchase agreements, $450.4 million of FHLB term borrowings outstanding, and no overnight borrowings.

The Company’s primary sources of available liquidity include unrestricted cash and cash equivalents, borrowing capacity at the FHLB and FRB, as well as net unpledged investment securities that could be sold, subject to market conditions, or used to collateralize additional funding. Table 8 below details the available sources of liquidity at December 31, 2025. In addition, there was $75.0 million available in unsecured lines of credit with correspondent banks at December 31, 2025. The Company’s sources of immediately available liquidity of $6.82 billion as of December 31, 2025 represent approximately 249% of the Company’s estimated uninsured deposits (deposits in excess of FDIC limits), net of collateralized and intercompany deposits (“net estimated uninsured deposits”), estimated to be approximately $2.74 billion.

Table 8: Sources of Liquidity

(000's omitted)	2025	2024
Unrestricted cash and cash equivalents	$286,995	$191,894
FHLB borrowing capacity	1,576,124	1,185,087
FRB borrowing capacity	2,776,607	2,670,278
Net unpledged investment securities	2,177,896	1,726,680
Total sources of liquidity	$6,817,622	$5,773,939

Net estimated uninsured deposits	$2,739,971	$2,347,825

Total sources of liquidity/net estimated uninsured deposits	249%	246%

To measure intermediate risk over the next twelve months, the Company reviews a sources and uses projection. As of December 31, 2025, there is sufficient liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed for various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of December 31, 2025 indicate the Company has sufficient sources of liquidity for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of growth in interest-earning assets and interest-bearing liabilities for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system which disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Company’s Board of Directors (the “Board”) and the Company’s ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis. Triggers within the plan and liquidity risk monitor are not by themselves definitive indicators of insufficient liquidity, but rather a mechanism for management to monitor conditions and possibly provide advance warning which could avert or reduce the impact of a crisis. Liquidity triggers are set based on a variety of factors, including Company history, trends, and current operating performance, industry observations, and, as warranted, changes in internal and external economic factors. Indicators include: core liquidity and funding needs such as the core basic surplus, unencumbered securities to average assets, and free FHLB and FRB loan collateral to average assets; heightened funding needs indicators such as average loans to average deposits, average governmental and nongovernmental deposits to total funding, and average borrowings to total funding; capital at risk indicators including regulatory ratios; asset quality indicators; and decrease in funds availability indicators which are a combination of internal and external factors such as increased restrictions on borrowing or downturns in the credit market. The Company has established three risk levels for these liquidity triggers that inform the response based on the severity of the circumstances. Responses vary from an assessment of possible funding deficiencies with no impact on normal business operations to immediate action required due to impending funding problems. For more information regarding the risk factor associated with the possibility of a funding crisis, refer to the discussion under the heading “Item 1A. Risk Factors” beginning on page 18.

Goodwill and Intangible Assets

The changes in intangible assets by reportable segment for the year ended December 31, 2025 are summarized as follows:

Table 9: Intangible Assets

	Balance at				Balance at
(000’s omitted)	December 31, 2024	Additions	Amortization	Impairment	December 31, 2025
Banking and Corporate Segment
Goodwill	$732,598	$31,960	$0	$0	$764,558
Core deposit intangibles	5,148	11,900	2,294	0	14,754
Other intangibles	724	0	202	0	522
Total Banking and Corporate Segment	738,470	43,860	2,496	0	779,834
Employee Benefit Services Segment
Goodwill	89,293	1,753	0	0	91,046
Other intangibles	23,314	3,669	7,078	0	19,905
Total Employee Benefit Services Segment	112,607	5,422	7,078	0	110,951
Insurance Services Segment
Goodwill	27,896	812	0	0	28,708
Other intangibles	17,888	3,872	3,770	0	17,990
Total Insurance Services Segment	45,784	4,684	3,770	0	46,698
Wealth Management Services Segment
Goodwill	3,438	225	0	0	3,663
Other intangibles	1,172	900	502	0	1,570
Total Wealth Management Services Segment	4,610	1,125	502	0	5,233

Total	$901,471	$55,091	$13,846	$0	$942,716

Intangible assets at the end of 2025 totaled $942.7 million, an increase of $41.2 million from the prior year due to the addition of $34.8 million of goodwill, $11.9 million of core deposit intangibles and $8.4 million of other intangibles arising from acquisition activity, partially offset by $13.8 million of amortization during the year. The additional goodwill, core deposit intangibles and other intangibles recorded in 2025 resulted from the acquisition of Santander branches and wealth management clients as well as OneGroup, BPA and BPAS acquisitions during 2025. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill at December 31, 2025 totaled $888.0 million, comprised of $764.6 million related to banking acquisitions and $123.4 million arising from the acquisition of non-banking financial services businesses. Goodwill is subject to periodic impairment analysis to determine whether the carrying value of the identified businesses exceeds their fair value, which would necessitate a write-down of goodwill. The Company completed its quantitative goodwill impairment analyses as of October 1, 2025 and determined that there was no impairment for any of the Company’s four business segments.

Core deposit intangibles represent the value of acquired non-time deposits in excess of funding that could have been obtained in the capital markets. Core deposit intangibles are amortized on an accelerated basis over eight years. The recognition of customer relationship intangibles was determined based on a methodology that calculates the present value of the projected future net income derived from the acquired customer base. These customer relationship intangibles are being amortized on an accelerated basis over periods ranging from eight to fifteen years.

Loans

Gross loans outstanding of $10.95 billion as of December 31, 2025 increased $517.4 million, or 5.0%, compared to December 31, 2024, driven by increases in all loan categories primarily due to net organic growth. The loan-to-deposit ratio was 76.1% as of December 31, 2025 compared to 77.6% at December 31, 2024. The decrease in the loan-to-deposit ratio was driven by an increase in ending deposits of $945.4 million, or 7.0%, comprised of organic growth and $543.7 million of deposits acquired from Santander, greater than the aforementioned organic loan growth.

Included in the 2025 increase in loans is $31.6 million of loans acquired from Santander, including $4.8 million of consumer mortgage loans, $2.0 million of business lending loans, $16.4 million of home equity loans and $8.4 million of consumer direct installment loans.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2022 and 2025 was 7.5%. The greatest overall expansion occurred in business lending at a 9.1% CAGR, followed by home equity, which grew at a 7.1% CAGR, consumer indirect at a 6.5% CAGR, consumer mortgage at a 6.3% CAGR, and consumer direct at a 5.0% CAGR. The Company’s loan growth over past three years was primarily organic.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified. Approximately 57% of loans outstanding at the end of 2025 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis while 43% of loans outstanding at the end of 2025 were associated with business lending.

Mortgages on commercial property combined with general-purpose business lending to commercial, industrial, non-profit, and governmental customers and vehicle dealer floor plan financing is characterized as the Company’s business lending activity. The total business lending portfolio increased $228.7 million, or 5.1%, in 2025 primarily due to net organic growth. During 2025, multifamily loans increased $193.5 million, or 26.7%, business non-real estate loans, including commercial and industrial lending, increased $132.8 million, or 11.6% and owner-occupied CRE increased $7.0 million, or 0.8%, while non-owner occupied CRE decreased $104.6 million, or 5.9%. The Company’s exposure to these portfolios is diverse both geographically and by industry type, and remains relatively low at 15% of total assets, 24% of total loans and 188% of total bank-level regulatory capital. Total business lending was comprised of 73.1% CRE and 26.9% business non-real estate lending at December 31, 2025. The Company’s largest non-owner occupied CRE lending concentration by property type is multifamily at 26.5% of total CRE lending, followed by office and lodging at 10.8% and 9.6%, respectively. The Company’s largest owner-occupied CRE lending concentration by industry is retail trade at 8.0% of total CRE lending, followed by real estate rental and leasing at 2.6%, and arts, entertainment, and recreation at 2.4%. These collateral and industry statistics combined with no metropolitan statistical area (“MSA”) accounting for more than 14% of the CRE portfolio and a very low level of commercial real estate lending being conducted in major metropolitan areas, demonstrate the diversity of the Company’s business lending portfolio, as there are no significant industry or geographic concentrations. See Table 10 below for concentrations of CRE lending by borrower type and Table 11 below for concentrations of CRE by property location.

The business loan balance increases are reflective of continued high demand for multi-family housing, expansion of internal resources and proactive business development and pricing in the Company’s market areas, as well as the Company’s strong liquidity profile relative to competitors that creates opportunities to gain market share. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong credit quality and producing profitable margins. The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities in this important product category. To assist business lending customers in managing their interest rate risk, the Company enters into interest rate swaps which have associated interest rate and credit risk; for additional detail on the Company’s use of interest rate swaps, see Note S beginning on page 140 of this Form 10-K.

The following table presents the concentration by borrower type of the Company’s CRE loan balances as of December 31, 2025 and 2024:

Table 10: Concentrations of CRE Lending by Borrower Type

	December 31, 2025		December 31, 2024
	Amortized	Percentage of	Amortized	Percentage of
(000’s omitted, except percentages)	Cost	Total	Cost	Total
Multifamily and non-owner occupied CRE by property type:
Multifamily	$917,586	26.5%	$724,114	21.5%
Office	374,194	10.8%	368,387	11.0%
Lodging	332,943	9.6%	336,221	10.0%
Commercial Construction	297,038	8.6%	395,482	11.7%
Retail	268,329	7.8%	256,351	7.6%
Warehouse/Industrial	160,769	4.6%	149,722	4.5%
Other Lessors of CRE	173,451	5.1%	200,215	6.0%
Nursing/Assisted Living	52,373	1.5%	56,159	1.7%
Residential Construction	3,849	0.1%	4,278	0.1%
All Other	7,505	0.2%	8,284	0.2%
Total multifamily and non-owner occupied CRE	2,588,037	74.8%	2,499,213	74.3%

Owner-occupied CRE by industry:
Retail Trade	277,213	8.0%	293,208	8.7%
Real Estate Rental and Leasing	91,600	2.6%	81,802	2.4%
Arts, Entertainment and Recreation	83,453	2.4%	87,709	2.6%
Health Care and Social Assistance	78,529	2.3%	85,151	2.5%
Other Services	77,657	2.2%	81,688	2.4%
Manufacturing	70,735	2.0%	49,558	1.5%
Agriculture and Forestry	51,081	1.5%	51,602	1.5%
Accommodation and Food Services	41,398	1.2%	39,385	1.2%
Wholesale Trade	22,854	0.7%	25,312	0.8%
Construction	18,974	0.5%	16,791	0.5%
Transportation and Warehousing	10,583	0.3%	11,547	0.3%
Professional, Scientific and Technical Services	9,876	0.3%	7,603	0.2%
Educational Services	5,241	0.2%	4,618	0.1%
All Other	32,607	1.0%	28,809	1.0%
Total owner occupied CRE	871,801	25.2%	864,783	25.7%

Total CRE	$3,459,838	100.0%	$3,363,996	100.0%

The following table presents the geographic concentrations of the Company’s CRE loan balances by property location (MSA) as of December 31, 2025 and 2024:

Table 11: Concentrations of CRE by Property Location

December 31, 2025	Multifamily CRE		Owner occupied CRE		Non-owner occupied CRE		Total CRE
(000’s omitted, except percentages)	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE
MSA:
Albany-Schenectady-Troy, NY	$97,325	2.8%	$102,096	3.0%	$250,237	7.2%	$449,658	13.0%
Burlington-South Burlington, VT	208,942	6.0%	33,426	1.0%	144,998	4.2%	387,366	11.2%
Rochester, NY	37,120	1.1%	98,468	2.8%	156,316	4.5%	291,904	8.4%
Buffalo-Cheektowaga, NY	106,187	3.1%	56,535	1.6%	121,919	3.5%	284,641	8.2%
Syracuse, NY	14,123	0.4%	80,427	2.3%	137,027	4.0%	231,577	6.7%
Scranton Wilkes-Barre, PA	70,371	2.0%	61,458	1.8%	94,771	2.7%	226,600	6.5%
Utica-Rome, NY	52,965	1.5%	42,916	1.2%	53,718	1.6%	149,599	4.3%
Glens Falls, NY	43,332	1.3%	2,405	0.1%	19,971	0.6%	65,708	2.0%
All Other MSA - NY(1)(2)	74,036	2.1%	63,606	1.8%	79,012	2.3%	216,654	6.2%
All Other MSA - PA(1)(2)	29,468	0.9%	62,222	1.8%	175,917	5.1%	267,607	7.8%
All Other MSA(1)	92,036	2.7%	64,397	1.9%	209,183	6.0%	365,616	10.6%

Non-MSAs:
NY	49,930	1.4%	157,146	4.5%	183,374	5.3%	390,450	11.2%
All Other Non-MSA	41,751	1.2%	46,699	1.4%	44,008	1.3%	132,458	3.9%
Total	$917,586	26.5%	$871,801	25.2%	$1,670,451	48.3%	$3,459,838	100.0%

December 31, 2024	Multifamily CRE		Owner occupied CRE		Non-owner occupied CRE		Total CRE
(000’s omitted, except percentages)	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE
MSA:
Albany-Schenectady-Troy, NY	$104,274	3.1%	$104,162	3.1%	$250,019	7.4%	$458,455	13.6%
Burlington-South Burlington, VT	172,602	5.1%	38,500	1.1%	153,102	4.6%	364,204	10.8%
Rochester, NY	30,391	0.9%	101,207	3.0%	144,261	4.3%	275,859	8.2%
Buffalo-Cheektowaga, NY	37,587	1.1%	59,919	1.8%	172,484	5.1%	269,990	8.0%
Syracuse, NY	12,372	0.4%	71,519	2.1%	145,796	4.3%	229,687	6.8%
Scranton Wilkes-Barre, PA	61,857	1.8%	60,603	1.8%	101,573	3.0%	224,033	6.6%
Utica-Rome, NY	39,294	1.2%	35,885	1.1%	63,696	1.9%	138,875	4.2%
Ithaca, NY	30,966	0.9%	12,132	0.4%	23,481	0.7%	66,579	2.0%
All Other MSA - NY(1)(2)	87,605	2.6%	60,698	1.8%	107,881	3.2%	256,184	7.6%
All Other MSA - PA(1)(2)	17,017	0.5%	63,142	1.9%	97,908	2.9%	178,067	5.3%
All Other MSA(1)	50,505	1.5%	43,928	1.3%	249,527	7.4%	343,960	10.2%

Non-MSAs:
NY	53,690	1.6%	161,967	4.8%	198,312	5.9%	413,969	12.3%
All Other Non-MSA	25,954	0.8%	51,121	1.5%	67,059	2.1%	144,134	4.4%
Total	$724,114	21.5%	$864,783	25.7%	$1,775,099	52.8%	$3,363,996	100.0%
(1)	The MSAs within these captions are individually less than 2% of total CRE exposure.
(2)	The MSAs within these captions include certain counties in adjacent states with a high degree of economic and social integration to the respective city based in New York or Pennsylvania.

The consumer mortgage portfolio is comprised of fixed (95%) and adjustable rate (5%) residential lending. Consumer mortgages increased $127.4 million, or 3.7%, between the end of 2024 and the end of 2025, driven primarily by organic growth, and includes the impact of $79.1 million of secondary market sales during 2025. Over the past year, the Company produced net organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, recruitment of additional mortgage loan originators and proactive business development efforts, while also benefitting from the comparatively stable housing market conditions in the Company’s primary markets relative to the national environment. Home equity loans increased $56.3 million, or 11.8%, between the end of 2024 and the end of 2025, in part a result of competitive pricing and lower levels of payoffs and paydowns related to consumer mortgage refinancing in a relatively high interest rate environment, as well as $16.4 million of home equity loans acquired from Santander.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine, and recreational vehicle dealerships (referred to as “consumer indirect”), increased $105.0 million, or 5.4%, from one year ago, including a $91.7 million, or 5.2%, increase in consumer indirect loans and $13.3 million, or 6.9%, increase in consumer direct loans, including the impact of the $8.4 million direct loans acquired from Santander. The Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio by providing competitive market offerings to its customers and pursuing the expansion of its dealer network. These loans have historically provided attractive returns, and the Company strives to grow these key portfolios despite the strong competition from the financing subsidiaries of vehicle manufacturers and other financial intermediaries.

As shown in Table 12, 17.0% of the Company’s loan portfolio matures in one year or less, 40.8% matures between one to five years, 33.0% matures between five and 15 years, and 9.2% matures after 15 years. Of the loans maturing after one year, 74.1% are fixed interest rates and 25.9% are floating or adjustable rates. The following table shows the maturities and type of interest rates for loans as of December 31, 2025:

Table 12: Maturity Distribution of Loans (1)

	Maturing in	Maturing After	Maturing After
	One Year or	One but Within	Five but Within	Maturing After
(000’s omitted)	Less	Five Years	Fifteen Years	Fifteen Years	Total
CRE - multifamily	$139,333	$359,394	$411,693	$7,166	$917,586
CRE - owner occupied	85,101	366,671	402,408	17,621	871,801
CRE - non-owner occupied	334,296	741,931	572,752	21,472	1,670,451
Commercial & industrial and other business loans	516,154	498,503	211,563	47,809	1,274,029
Consumer mortgage	261,194	922,041	1,575,220	858,731	3,617,186
Consumer indirect	433,712	1,306,730	118,912	0	1,859,354
Consumer direct	58,177	130,995	16,423	0	205,595
Home equity	36,199	139,906	307,684	49,966	533,755
Total	$1,864,166	$4,466,171	$3,616,655	$1,002,765	$10,949,757

Fixed interest rates:
CRE - multifamily		$187,224	$220,747	$212
CRE - owner occupied		170,608	79,114	29
CRE - non-owner occupied		348,851	231,099	0
Commercial & industrial and other business loans		257,187	123,751	39,248
Consumer mortgage		879,302	1,496,985	820,812
Consumer indirect		1,306,730	118,912	0
Consumer direct		130,908	16,186	0
Home equity		111,569	163,877	27,367

Floating or adjustable interest rates:
CRE - multifamily		$172,170	$190,946	$6,954
CRE - owner occupied		196,063	323,294	17,592
CRE - non-owner occupied		393,080	341,653	21,472
Commercial & industrial and other business loans		241,316	87,812	8,561
Consumer mortgage		42,739	78,235	37,919
Consumer direct		87	237	0
Home equity		28,337	143,807	22,599
Total		$4,466,171	$3,616,655	$1,002,765

(1)Scheduled repayments are reported in the maturity category in which the payment is due.

Asset Quality

The Company places a loan on nonaccrual status when the loan becomes 90 days past due, or sooner if management concludes collection of principal and interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection. Nonperforming loans, defined as nonaccruing loans and accruing loans 90 days or more past due, ended 2025 at $56.5 million. This represents a decrease of $16.9 million from $73.4 million of nonperforming loans at the end of 2024. The ratio of nonperforming loans to total loans at December 31, 2025, of 0.52% decreased 18 basis points from the prior year’s level. The ratio of nonperforming assets (which includes other real estate owned, or “OREO,” in addition to nonperforming loans) to total loans plus OREO decreased to 0.59% at year-end 2025, down 14 basis points from one year earlier. At December 31, 2025, OREO consisted of 42 residential properties with a total value of $2.9 million and multiple properties associated with one commercial lending relationship with an aggregate value of $5.4 million. This compares to 44 residential properties with a total value of $2.8 million at December 31, 2024. The decreases in nonperforming loans, the ratio of nonperforming loans to total loans and the ratio of nonperforming assets to total loans plus OREO were primarily attributable to a decrease in nonaccrual business lending loan balances, particularly due to loans from a non-owner occupied CRE lending relationship being charged off during the year and the substantial repayment of nonperforming multifamily loans from one CRE customer.

Approximately 35% of nonperforming loan balances at December 31, 2025 are related to the business lending portfolio, which is comprised of business loans broadly diversified by geography, collateral category and industry. Of the nonperforming loans in the business lending portfolio, other business non-real estate loans represents 63% of the balances, owner-occupied commercial real estate represents 34% of the balances, multifamily represents 2% of the balances, non-owner occupied commercial real estate represents 1% of the balances.

Approximately 57% of the nonperforming loan balances at December 31, 2025 are related to the consumer mortgage portfolio. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. Inflation rates have trended lower and become more stable, and the unemployment rate is relatively stable. This has contributed to the credit performance in the consumer mortgage loan portfolio remaining favorable. The remaining 8% of nonperforming loan balances relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors identified for consumer mortgages. Nonperforming loan levels in the consumer installment category are typically lower than the other portfolios because they are generally charged off before they reach non-performing status, and consequently the amount of non-performing consumer installment loans at the end of 2025 and 2024 were nominal. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 156% at the end of 2025 compared to 108% at year-end 2024 and 122% at December 31, 2023. The increase in this ratio from one year ago was primarily driven by the decrease in nonperforming business loans previously mentioned.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, ended 2025 at 1.10% of total loans outstanding, compared to 1.24% at the end of 2024. This was primarily driven by a decrease in delinquencies in the business lending portfolio, while the remaining portfolios increased. As of year-end 2025, delinquency ratios for business lending, consumer installment loans, consumer mortgages, and home equity loans were 0.54%, 1.34%, 1.67%, and 1.30%, respectively. Within the business lending loan portfolio, the delinquency ratios at December 31, 2025 for multifamily was 0.14%, owner-occupied commercial real estate was 0.89%, non-owner occupied commercial real estate was 0.03%, and other commercial and industrial loans was 1.25%. Year-end 2024 delinquency rates for business lending, consumer installment loans, consumer mortgages, and home equity loans were 0.98%, 1.30%, 1.56%, and 1.08%, respectively. Within the business lending loan portfolio, the delinquency ratios at December 31, 2024 for multifamily was 1.73%, owner-occupied commercial real estate was 0.97%, non-owner occupied commercial real estate was 0.69%, and other commercial and industrial loans was 0.99%. Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their seasonal characteristics and measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer time period. The average quarter-end delinquency ratio for total loans in 2025 was 1.10%, as compared to an average of 1.05% in 2024, and 0.88% in 2023.

The Company’s senior management, special asset officers and business lending management review all delinquent and nonaccrual loans and OREO regularly in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted. Based on this analysis, a relationship may be assigned a special assets officer or other senior lending officer to meet with the borrowers, assess the collateral, and recommend an action plan. This plan could include foreclosure, restructuring loans, issuing demand letters or other actions. The Company’s larger criticized credits (greater than $2.0 million exposure) are also reviewed on a quarterly basis by senior management, senior credit administration management, special assets officers and business lending management to monitor their status and discuss relationship management plans. Business lending management reviews the criticized business loan portfolio on a monthly basis.

The Company will occasionally modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, payment delay, interest rate reduction, or a combination thereof. During 2025, the Company modified 9 loans with total outstanding balances of $6.3 million that were considered to be modified loans to borrowers experiencing financial difficulty.

Allowance for credit losses and loan net charge-off ratios for the past two years are as follows:

Table 13: Loan Ratios

	Years Ended December 31,
	2025	2024
Allowance for credit losses/total loans	0.80%	0.76%
Allowance for credit losses/nonperforming loans	156%	108%
Nonaccrual loans/total loans	0.45%	0.64%
Allowance for credit losses/nonaccrual loans	178%	119%
Net charge-offs to average loans outstanding:
Business lending	0.14%	0.06%
Consumer mortgage	0.00%	0.01%
Consumer indirect	0.30%	0.29%
Consumer direct	0.73%	0.95%
Home equity	0.03%	0.03%
Total loans	0.12%	0.10%

Total net charge-offs in 2025 were $13.1 million, $3.0 million more than the prior year due to an increase in net charge-offs in business lending loans, primarily related to the one non-owner occupied CRE loan relationship previously mentioned, partially offset by decreases in consumer mortgage, consumer installment, and home equity net charge-offs.

Due to the significant increases in average loan balances over time as a result of acquisitions and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers the most meaningful representation of charge-off trends. The total net charge-off ratio of 0.12% for 2025 was 2 basis points higher than the ratio from 2024 and 6 basis points higher than the ratio from 2023. Gross charge-offs as a percentage of average loans were 0.22% in 2025, as compared to 0.18% in 2024, and 0.14% in 2023, as management continues to focus on maintaining conservative underwriting standards and the increase was largely isolated to a small number of business customers. Recoveries were $10.3 million in 2025, representing 50% of average gross charge-offs for the latest two years, compared to 51% in 2024 and 61% in 2023, reflective of the continued effectiveness of the Company’s repossession and disposition capabilities.

Business loan net charge-offs increased in 2025, totaling $6.2 million, for a net charge-off ratio of 0.14% of average business loans outstanding, compared to net charge-offs of $2.7 million, or 0.06% of average business loans outstanding, for 2024, driven primarily by the charge-off of one non-owner occupied CRE loan relationship previously mentioned. Consumer installment loan net charge-offs decreased to $6.7 million this year from $6.9 million in 2024, with a net charge-off ratio of 0.34% in 2025 and 0.36% in 2024. Consumer mortgage net charge-offs decreased to $0.1 million in 2025 compared to $0.3 million in 2024 with a net charge-off ratio of 0.00% and 0.01% in 2025 and 2024, respectively. Home equity had net charge-offs of $0.2 million, or 0.03%, in 2025, consistent with the levels in 2024.

Management continually evaluates the credit quality of the Company’s loan portfolio and conducts a formal review of the adequacy of the allowance for credit losses on a quarterly basis. The primary components of the review process that are used to determine proper allowance levels are collectively evaluated and individually assessed loan loss allocations. Measurement of individually assessed loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to repay. The Company establishes individually assessed reserves for nonaccrual business lending loans with balances greater than $0.5 million that do not share the same risk characteristics with a pool of loans. Consumer mortgages, consumer installment, and home equity loans are considered smaller balance homogeneous loans and are evaluated collectively. The Company considers qualifying loans to require an individual assessment when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. The Company has reviewed individually assessed loans and recorded a reserve for one loan. It was determined that the discounted collateral value exceeded the loan balance on all other individually assessed loans.

Management estimates the allowance for credit losses balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected future credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, size and credit quality of acquired loans, delinquency levels, risk ratings or term of loans as well as actual and forecasted US macroeconomic trends, including unemployment rates, growth of gross domestic product and median household income net of inflation and changes in property values such as home prices, commercial real estate prices (including office-specific property prices), automobile prices, office-specific property vacancy rates, and other relevant factors in comparison to longer-term performance. Multiple economic scenarios are utilized to encompass a range of economic outcomes and include baseline, upside, and downside forecasts, which are weighted in the calculation. The segments of the Company’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage, and payment structure. In addition to these risk characteristics, the Company considers the portion of acquired loans to the overall segment balance, the change in the volume and terms of originations, differences between the losses incurred in the period used for quantitative modeling and a longer timeframe that includes the Great Recession of 2008 and 2009 (the “Great Recession”), as well as recent delinquency, charge-off and risk rating trends compared to historical time periods. The Company measures the allowance for credit losses using either the cumulative loss rate method, the line loss method, or the vintage loss rate method, dependent on the loan portfolios’ characteristics. The allowance for credit losses level computed from the collectively evaluated and individually assessed loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for credit losses to be reflected on the consolidated statements of condition. The provision for credit losses is calculated by subtracting the previous period allowance for credit losses, net of the interim period net charge-offs, from the current required allowance level. This provision is then recorded in the income statement for that period. Members of senior management and the Board’s Audit Committee review the adequacy of the allowance for credit losses quarterly.

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

Acquired loans that are not deemed PCD at acquisition are considered purchased seasoned loans if they are acquired in a business combination. Purchased seasoned loans are accounted for in the same manner as PCD loans in that the loan is recorded using the gross-up method where the sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans are the same as originated loans and subsequent changes to the allowance for credit losses are recorded as provision for, or reversal of, credit losses.

As of December 31, 2025, the net purchase discount related to the $774.7 million of remaining non-PCD acquired loan balances was approximately $14.0 million, or 1.8% of that portfolio.

The allowance for credit losses increased to $87.9 million at the end of 2025 from $79.1 million as of year-end 2024. During 2025, the Company experienced loan growth and added an additional qualitative factor reserve for business lending related due to the increase in larger individual exposures in the business lending portfolio.. The Company recorded a provision for credit losses of $21.4 million during 2025, which was $1.4 million lower than the prior year. While certain national trends persist related to commercial real estate, in particular the office and multifamily sectors, the Company determined that its exposure is primarily located in geographical areas that show stable or increasing demand and have vacancy rates below the national average. The Company has also performed internal reviews of its commercial real estate portfolio, which includes a review of the type of collateral, the status of the loan, office commercial real estate-specific balances, percent of total capital, levels of delinquencies, charge-offs, nonperforming loans and classified and criticized loans, and weighted average risk ratings. Based on these reviews, management determined that the commercial real estate loan portfolio’s credit performance was in line with expectations. Refer to Note D: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

The ratio of the allowance for credit losses to total loans of 0.80% for year-end 2025 was 4 basis points higher than the level at the end of 2024, due to the factors noted previously. Management considers the year-end 2025 and 2024 allowance for credit losses to be adequate. The provision for credit losses as a percentage of average loans was 0.20% in 2025 as compared to 0.23% in 2024 and 0.12% in 2023. The provision for credit losses was 162% of net charge-offs in 2025 versus 225% in 2024 and 193% in 2023.

The following table sets forth the allocation of the allowance for credit losses by loan category as of the end of the years indicated, as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, at a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to change when the risk factors of each component part change. The allocation is not indicative of the specific amount of future net charge-offs that are projected for each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Table 14: Allowance for Credit Losses by Loan Type

	December 31, 2025		December 31, 2024
(000’s omitted except for ratios)	Allowance for Credit Losses	Percent of Total Loan Balances	Allowance for Credit Losses	Percent of Total Loan Balances
Business lending	$46,155	43.2%	$37,201	43.2%
Consumer mortgage	14,005	33.0%	15,017	33.5%
Consumer indirect	20,914	17.0%	20,895	16.9%
Consumer direct	4,257	1.9%	3,453	1.8%
Home equity	1,590	4.9%	1,548	4.6%
Unallocated	1,000	0.0%	1,000	0.0%
Total	$87,921	100.0%	$79,114	100.0%

As demonstrated in Table 14, the consumer direct, consumer indirect and the business lending portfolios carry higher credit risk than the consumer mortgage and home equity portfolios, and therefore the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential losses not captured in the specific allowance categories due to model imprecision. The unallocated allowance of $1.0 million at year-end 2025 was consistent with 2024.

Funding Sources

The Company utilizes a variety of funding sources to support the interest-earning asset base as well as to achieve targeted growth objectives. Overall funding is comprised of four primary sources that possess a variety of maturity, stability and price characteristics: deposits of individuals, partnerships and corporations (non-governmental deposits); governmental deposits that are collateralized for amounts not covered by FDIC insurance (governmental deposits); reciprocal deposits (deposits exchanged with a network of participating banks to provide additional FDIC insurance coverage for the customer); and external borrowings. The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years indicated:

Table 15: Average Deposits

	2025		2024		2023
	Average	Average	Average	Average	Average	Average
(000’s omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$3,597,086	0.00%	$3,580,297	0.00%	$3,848,261	0.00%
Interest checking deposits	2,965,093	0.47%	2,861,772	0.55%	3,055,443	0.42%
Savings deposits	2,345,186	0.61%	2,229,602	0.51%	2,365,379	0.25%
Money market deposits	2,829,045	2.18%	2,509,272	2.23%	2,351,005	1.43%
Time deposits	2,126,117	3.40%	2,037,315	3.76%	1,280,751	2.55%
Total deposits	$13,862,527	1.17%	$13,218,258	1.21%	$12,900,839	0.66%

Non-governmental deposits	$11,697,589	0.93%	$11,340,538	0.96%	$11,418,227	0.55%
Governmental deposits	2,039,514	2.41%	1,864,377	2.72%	1,482,358	1.51%
Reciprocal deposits	125,424	3.43%	13,343	2.69%	254	3.54%
Total deposits	$13,862,527	1.17%	$13,218,258	1.21%	$12,900,839	0.66%

As displayed in Table 15, average total deposits in 2025 increased $644.3 million, or 4.9%, from the prior year, comprised of a $555.5 million, or 4.9%, increase in non-time deposits and an $88.8 million, or 4.4%, increase in time deposits. The increase in average deposits was due to organic growth and the acquisition of $543.7 million of deposits from the Santander branch acquisition in the fourth quarter of 2025.

Non-governmental, non-time deposits are frequently considered to be an attractive source of funding because they are generally stable, do not need to be collateralized, carry a relatively low interest rate, generate fee income and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be cross-sold. The Company’s funding composition continues to benefit from a high level of non-governmental deposits, with an average balance of $11.70 billion, which increased $357.1 million, or 3.1%, from 2024, and equaled 84% of total average deposits, 2 percentage points lower than 2024 due mostly to strong growth in governmental and reciprocal deposits (mostly held by governmental customers). The Company continues to focus on expanding its deposit relationship base through its competitive product offerings, high-quality customer service, and market expansion initiatives.

Full-year average governmental deposits increased $175.1 million, or 9.4%, during 2025 to $2.04 billion, reflective of competitive offerings and expansion of the Company’s governmental deposit relationship base due in part to additional business development efforts. Governmental deposit balances tend to be more volatile than non-governmental deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities. The Company is required to collateralize certain local governmental deposits in excess of FDIC coverage with marketable securities from its investment portfolio. Due to this stipulation, as well as the competitive bidding nature of governmental time deposits, management considers this funding source to share some of the same attributes as borrowings. However, the Company has many long-standing relationships with governmental entities throughout its markets and the deposits held by these customers have provided a relatively attractive and stable funding source over an extended period of time.

Average reciprocal deposits increased $112.1 million in 2025 compared to 2024, due to competitive product offerings, an expansion of the Company’s deposit relationship base and certain governmental customers moving from customer repurchase agreements, a non-deposit product, to reciprocal deposit products in 2025.

The mix of average deposits is consistent as compared to the prior year, with non-time deposits (noninterest checking, interest checking, savings and money markets) representing approximately 85% of the Company’s average deposit funding base in 2025 and 2024, while time deposits represent approximately 15% of total average deposits in both years. The cost of interest-bearing deposits of 1.58% in 2025 was 8 basis points lower than the 1.66% cost of interest-bearing deposits in 2024 as a result of the decreases in the average rates paid on interest checking, money market, and time deposits due to market conditions. The total cost of deposit funding, which includes noninterest checking balances, was 1.17% in 2025, a 4 basis point decrease from the prior year.

The remaining maturities of time deposits in amounts of $250,000 or more (the FDIC insurance limit) outstanding as of December 31 are as follows:

Table 16: Maturity of Time Deposits in Excess of Insurance Limit of $250,000

(000’s omitted)	2025	2024
Less than three months	$186,047	$166,643
Three months to six months	159,390	176,452
Six months to one year	154,991	211,811
Over one year	48,053	118,077
Total	$548,481	$672,983

The Company’s deposit base is well diversified across customer segments, comprised of approximately 60% consumer, 28% business and 12% governmental balances at December 31, 2025, and broadly dispersed among its customer base as illustrated by an average deposit balance per account of under $20,000. At the end of 2025, 64% of the Company’s total deposits were in no and generally low rate checking and savings accounts. The total estimated amount of deposits that exceeded the $250,000 insured limit provided by the FDIC, net of collateralized and intercompany deposits, was approximately $2.74 billion at December 31, 2025. This amount is determined by adjusting the amounts reported in the Bank Call Report by subtracting intercompany deposits, which are not external customers and are therefore eliminated in consolidation and governmental deposits which are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at December 31, 2025 are reported gross at $4.54 billion, which includes intercompany account balances of $299.4 million, and collateralized deposits of $1.50 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent greater than 80% of ending total deposits at December 31, 2025. These estimates are based on the determination of known deposit account balances of each depositor and the insurance guidelines provided by the FDIC. The Company did not hold any brokered deposits during 2025.

Borrowing sources for the Company include the FHLB, Federal Reserve, other correspondent banks, as well as access to the brokered CD and repurchase markets through established relationships with business and governmental customers and primary market security dealers.

As shown in Table 17, year-end 2025 borrowings totaled $689.9 million, a decrease of $309.0 million from the $998.9 million outstanding at the end of 2024, due to a decrease in overnight borrowings, continued principal paydown of term FHLB borrowings, and a decrease in repurchase agreements. Borrowings averaged $836.4 million, or 5.7% of total funding liabilities for 2025, as compared to $917.4 million, or 6.5% of total funding liabilities for 2024. At the end of 2025, the Company had $231.2 million, or 34%, of contractual borrowing obligations that had remaining terms of one year or less, which was lower than the $391.8 million, or 40%, at the end of 2024, due to a decrease in overnight borrowings, repurchase agreements and the paydown and maturity of fixed rate FHLB term borrowings.

The percentage of funding from deposits in 2025 was higher than the level in 2024, due to the increase in deposit balances from organic growth and the Santander acquisition. The percentage of average funding derived from deposits was 94.3% in 2025 as compared to 93.5% in 2024 and 95.3% in 2023. During 2025, average deposits increased 4.9%, while average borrowings decreased 8.8%.

The following table summarizes the outstanding balance of the Company’s borrowings as of December 31:

Table 17: Borrowings

(000’s omitted)	2025	2024
Overnight borrowings	$0	$118,000
Securities sold under agreement to repurchase, short term	231,163	261,553
Federal Home Loan Bank borrowings	450,439	610,645
Finance lease liabilities	8,331	8,667
Balance at end of period	$689,933	$998,865

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to the Company’s standard credit policies. Collateral may be required based on management’s assessment of the customer’s creditworthiness. The fair value of the standby letters of credit is considered immaterial for disclosure purposes. See Note N beginning on page 129 for further information on off-balance sheet exposures.

Investments

The objective of the Company’s investment portfolio is to hold low-risk, high-quality earning assets that provide reasonable returns and provide another effective tool to actively manage its earning asset/funding liability position in order to maximize future net interest income opportunities. This must be accomplished within the following constraints: (a) implementing certain interest rate risk management strategies which achieve a relatively stable level of net interest income; (b) providing both the regulatory and operational liquidity necessary to conduct day-to-day business activities; (c) considering investment risk-weights as determined by the regulatory risk-based capital guidelines; and (d) generating a favorable return without undue compromise of the other requirements.

The carrying value of the Company’s investment portfolio ended 2025 at $4.41 billion, an increase of $188.3 million, or 4.5%, from the end of 2024. The book value (excluding unrealized gains and losses) of the portfolio increased $55.0 million, or 1.2%, from December 31, 2024. The investment portfolio (excluding held-to-maturity investment securities) had a net unrealized loss of $271.2 million as of December 31, 2025, a decrease of $133.4 million from the $404.6 million unrealized loss at the end of 2024. This decrease is principally driven by the general downward movements in medium to long-term interest rates, as well as the volume and rates associated with the securities maturities that occurred during the past 12 months. During 2025, the Company purchased $108.3 million of government agency mortgage-backed securities with an average yield of 5.37%, which the Company classified as held-to-maturity. Additionally, there was $38.1 million of net accretion on investment securities in 2025. These additions were offset by $79.5 million of investment maturities, calls, and principal payments during 2025. The effective duration of the securities portfolio was 5.3 years at the end of 2025, as compared to 6.2 years at year end 2024.

The investment portfolio has limited credit risk due to the composition continuing to be heavily weighted towards U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs (MBS), and municipal bonds. The U.S. Treasury debentures and U.S. Agency mortgage-backed pass-throughs are all rated Aa1 by Moody’s, AA+ by Standard and Poor’s, and AA+ by Fitch. The majority of the municipal bonds are rated A or higher. The portfolio does not include any private label MBS or collateralized mortgage obligations (CMOs).

The following table sets forth the carrying value for the Company's investment securities portfolio as of December 31:

Table 18: Investment Securities

(000's omitted)	2025	2024
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,195,226	$2,083,786
Obligations of state and political subdivisions	391,917	386,495
Government agency mortgage-backed securities	278,885	301,224
Government agency collateralized mortgage obligations	4,401	6,512
Corporate debt securities	4,912	7,697
Total available-for-sale portfolio	2,875,341	2,785,714

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	1,168,487	1,138,743
Government agency mortgage-backed securities	285,679	206,412
Total held-to-maturity portfolio	1,454,166	1,345,155

Equity and Other Securities:
Equity securities without readily determinable fair value
Federal Home Loan Bank common stock	33,232	45,408
Federal Reserve Bank common stock	33,331	33,442
Other equity securities without readily determinable fair value	6,275	6,313
Total equity securities without readily determinable fair value	72,838	85,163
Equity securities with readily determinable fair value	4,414	2,354
Total equity and other securities	77,252	87,517

Total investment securities	$4,406,759	$4,218,386

The following table sets forth as of December 31, 2025 the weighted-average yield of investment debt securities by maturity date and investment type:

Table 19: Weighted-Average Yield of Investment Debt Securities (1)

(000's omitted, except yields)	Maturing Within One Year or Less	Maturing After One Year But Within Five Years	Maturing After Five Years But Within Ten Years	Maturing After Ten Years	Total Amortized Cost/Book Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	1.43%	1.45%	2.20%	1.47%	$2,399,478
Obligations of state and political subdivisions(2)	1.69%	2.29%	2.56%	2.87%	417,414
Government agency mortgage-backed securities	1.91%	1.90%	2.41%	2.46%	322,253
Corporate debt securities	0.00%	3.25%	0.00%	0.00%	5,000
Government agency collateralized mortgage obligations	1.87%	1.83%	2.75%	2.34%	4,583
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	0.00%	3.28%	3.34%	3.66%	1,168,487
Government agency mortgage-backed securities	0.00%	0.00%	0.00%	5.36%	285,679
(1)	Weighted-average yields are an arithmetic computation of income (not fully tax-equivalent adjusted) divided by book balance; they may differ from the yield to maturity, which considers the time value of money.
(2)	Excluding the impact of $15.8 million in book value of qualified school construction bonds in the Company's portfolio which earn income primarily through income tax credits, the weighted - average yield of obligations of state and political subdivisions maturing within one year or less is 2.30% and after one year but within five years is 2.83%.

Impact of Inflation and Changing Prices

The Company’s financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most commercial companies, a very high percentage of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, real estate, and automobiles in particular. Inflation can also impact the Company’s noninterest expense levels, and by extension the net income it generates and the earnings it retains as capital.

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 97 for recently issued accounting pronouncements applicable to the Company that have not yet been adopted.

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning.  These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) adverse developments in the banking industry related to bank failures and the potential impact of such developments on customer confidence and regulatory responses to these developments; (2) current and future economic and market conditions, including the effects of changes in housing or vehicle prices, higher unemployment rates, disruptions in the commercial real estate market, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters and conflicts, the effects of announced or future tariff increases, changes in global trade policies, and any changes in global economic growth; (3) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (4) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin including the possibility of a sudden withdrawal of the Company’s deposits due to rapid spread of information or disinformation regarding the Company’s well-being; (5) future provisions for credit losses on loans and debt securities; (6) changes in nonperforming assets; (7) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, and insurance businesses; (8) risks related to credit quality; (9) inflation, interest rate, liquidity, market and monetary fluctuations;  (10) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (11) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services;  (12) changes in consumer spending, borrowing and savings habits;  (13) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts;  (14) the ability of the Company to maintain the security, including cybersecurity, of its financial, accounting, technology, data processing and other operating systems, facilities and data, including customer data;  (15) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (16) failure of third parties to provide various services that are important to the Company’s operations;  (17) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (18) the ability to maintain and increase market share and control expenses;  (19) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities, capital requirements and other aspects of the financial services industry;  (20) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (21) the outcome of pending or future litigation and government proceedings; (22) the effect of opening new branches to expand the Company’s geographic footprint, including the cost associated with opening and operating the branches and the uncertainty surrounding their success including the ability to meet expectations for future deposit and loan levels and commensurate revenues; (23) the effects of natural disasters could create economic and financial disruption; (24) the effects from changes in governmental leadership which expose the Company and its customers to a variety of political, economic, and regulatory risks, including the risk of changes in laws (including labor, trade, tax and other laws) and the potential for disruption in governmental agencies, services provided by the government, funding of government sponsored projects, and changes in the domestic political environment; (25) the effect of total or partial governmental shutdowns; (26) material differences in the actual financial results of investment activities compared with the Company's initial expectations, including the growth of the Insurtech market; (27) other risk factors outlined in the Company’s filings with the SEC from time to time; and (28) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 20: GAAP to Non-GAAP Reconciliations

(000’s omitted)	2025	2024	2023
Operating pre-tax, pre-provision net revenue (non-GAAP)
Net income (GAAP)	$210,455	$182,481	$131,924
Income taxes	64,939	54,224	36,307
Income before income taxes	275,394	236,705	168,231
Provision for credit losses	21,350	22,773	11,203
Pre-tax, pre-provision net revenue (non-GAAP)	296,744	259,478	179,434
Acquisition expenses	3,663	213	63
Acquisition-related contingent consideration adjustments	0	244	3,280
Litigation accrual	(50)	138	5,800
Restructuring expenses	1,499	0	1,163
Loss on sales of investment securities	0	487	52,329
Gain on debt extinguishment	0	0	(242)
Unrealized (gain) loss on equity securities	(375)	(1,231)	47
Amortization of intangible assets	13,846	14,259	14,511
Operating pre-tax, pre-provision net revenue (non-GAAP)	$315,327	$273,588	$256,385

Operating pre-tax, pre-provision net revenue per share (non-GAAP)
Diluted earnings per share (GAAP)	$3.97	$3.44	$2.45
Income taxes	1.22	1.02	0.67
Income before income taxes	5.19	4.46	3.12
Provision for credit losses	0.40	0.43	0.21
Pre-tax, pre-provision net revenue per share (non-GAAP)	5.59	4.89	3.33
Acquisition expenses	0.07	0.00	0.00
Acquisition-related contingent consideration adjustments	0.00	0.00	0.06
Litigation accrual	0.00	0.00	0.11
Restructuring expenses	0.03	0.00	0.02
Loss on sales of investment securities	0.00	0.01	0.97
Gain on debt extinguishment	0.00	0.00	0.00
Unrealized (gain) loss on equity securities	(0.01)	(0.02)	0.00
Amortization of intangible assets	0.26	0.27	0.27
Operating pre-tax, pre-provision net revenue per share (non-GAAP)	$5.94	$5.15	$4.76

Operating net income (non-GAAP)
Net income (GAAP)	$210,455	$182,481	$131,924
Acquisition expenses	3,663	213	63
Tax effect of acquisition expenses	(778)	(40)	(13)
Subtotal (non-GAAP)	213,340	182,654	131,974
Acquisition-related contingent consideration adjustments	0	244	3,280
Tax effect of acquisition-related contingent consideration adjustments	0	(46)	(689)
Subtotal (non-GAAP)	213,340	182,852	134,565
Litigation accrual	(50)	138	5,800
Tax effect of litigation accrual	11	(26)	(1,218)
Subtotal (non-GAAP)	213,301	182,964	139,147
Restructuring expenses	1,499	0	1,163
Tax effect of restructuring expenses	(318)	0	(244)
Subtotal (non-GAAP)	214,482	182,964	140,066
Loss on sales of investment securities	0	487	52,329
Tax effect of loss on sales of investment securities	0	(93)	(10,989)
Subtotal (non-GAAP)	214,482	183,358	181,406
Gain on debt extinguishment	0	0	(242)
Tax effect of gain on debt extinguishment	0	0	51
Subtotal (non-GAAP)	214,482	183,358	181,215
Unrealized (gain) loss on equity securities	(375)	(1,231)	47
Tax effect of unrealized (gain) loss on equity securities	80	234	(10)
Subtotal (non-GAAP)	214,187	182,361	181,252
Amortization of intangible assets	13,846	14,259	14,511
Tax effect of amortization of intangible assets	(2,942)	(2,709)	(3,047)
Operating net income (non-GAAP)	$225,091	$193,911	$192,716

(000's omitted)	2025	2024	2023
Operating diluted earnings per share (non-GAAP)
Diluted earnings per share (GAAP)	$3.97	$3.44	$2.45
Acquisition expenses	0.07	0.00	0.00
Tax effect of acquisition expenses	(0.01)	0.00	0.00
Subtotal (non-GAAP)	4.03	3.44	2.45
Acquisition-related contingent consideration adjustments	0.00	0.00	0.06
Tax effect of acquisition-related contingent consideration adjustments	0.00	0.00	(0.01)
Subtotal (non-GAAP)	4.03	3.44	2.50
Litigation accrual	0.00	0.00	0.11
Tax effect of litigation accrual	0.00	0.00	(0.03)
Subtotal (non-GAAP)	4.03	3.44	2.58
Restructuring expenses	0.03	0.00	0.02
Tax effect of restructuring expenses	(0.01)	0.00	0.00
Subtotal (non-GAAP)	4.05	3.44	2.60
Loss on sales of investment securities	0.00	0.01	0.97
Tax effect of loss on sales of investment securities	0.00	0.00	(0.21)
Subtotal (non-GAAP)	4.05	3.45	3.36
Gain on debt extinguishment	0.00	0.00	0.00
Tax effect of gain on debt extinguishment	0.00	0.00	0.00
Subtotal (non-GAAP)	4.05	3.45	3.36
Unrealized (gain) loss on equity securities	(0.01)	(0.02)	0.00
Tax effect of unrealized (gain) loss on equity securities	0.00	0.00	0.00
Subtotal (non-GAAP)	4.04	3.43	3.36
Amortization of intangible assets	0.26	0.27	0.27
Tax effect of amortization of intangible assets	(0.06)	(0.05)	(0.06)
Operating diluted earnings per share (non-GAAP)	$4.24	$3.65	$3.57

Return on assets
Net income (GAAP)	$210,455	$182,481	$131,924
Average total assets	16,743,361	15,990,697	15,242,884
Return on assets (GAAP)	1.26%	1.14%	0.87%

Operating return on assets (non-GAAP)
Operating net income (non-GAAP)	$225,091	$193,911	$192,716
Average total assets	16,743,361	15,990,697	15,242,884
Operating return on assets (non-GAAP)	1.34%	1.21%	1.26%

Return on equity
Net income (GAAP)	$210,455	$182,481	$131,924
Average total equity	1,864,775	1,695,794	1,595,724
Return on equity (GAAP)	11.29%	10.76%	8.27%

Operating return on equity (non-GAAP)
Operating net income (non-GAAP)	$225,091	$193,911	$192,716
Average total equity	1,864,775	1,695,794	1,595,724
Operating return on equity (non-GAAP)	12.07%	11.43%	12.08%

Net interest margin
Net interest income	$506,550	$449,117	$437,285
Total average interest-earning assets	15,393,824	14,754,880	14,078,061
Net interest margin	3.29%	3.04%	3.11%

Net interest margin (FTE) (non-GAAP)
Net interest income	$506,550	$449,117	$437,285
Fully tax-equivalent adjustment (non-GAAP)	3,533	3,721	4,242
Fully tax-equivalent net interest income (non-GAAP)	510,083	452,838	441,527
Total average interest-earning assets	15,393,824	14,754,880	14,078,061
Net interest margin (FTE) (non-GAAP)	3.31%	3.07%	3.14%

(000’s omitted)	2025	2024	2023
Operating noninterest revenues (non-GAAP)
Noninterest revenues (GAAP)	$311,457	$297,186	$214,834
Loss on sales of investment securities	0	487	52,329
Gain on debt extinguishment	0	0	(242)
Unrealized (gain) loss on equity securities	(375)	(1,231)	47
Total operating noninterest revenues (non-GAAP)	$311,082	$296,442	$266,968

Operating noninterest expenses (non-GAAP)
Noninterest expenses (GAAP)	$521,263	$486,825	$472,685
Acquisition expenses	(3,663)	(213)	(63)
Acquisition-related contingent consideration adjustments	0	(244)	(3,280)
Litigation accrual	50	(138)	(5,800)
Restructuring expenses	(1,499)	0	(1,163)
Amortization of intangible assets	(13,846)	(14,259)	(14,511)
Total operating noninterest expenses (non-GAAP)	$502,305	$471,971	$447,868

Operating revenues (non-GAAP)
Net interest income (GAAP)	$506,550	$449,117	$437,285
Noninterest revenues (GAAP)	311,457	297,186	214,834
Total revenues (GAAP)	818,007	746,303	652,119
Loss on sales of investment securities	0	487	52,329
Gain on debt extinguishment	0	0	(242)
Unrealized (gain) loss on equity securities	(375)	(1,231)	47
Total operating revenues (non-GAAP)	$817,632	$745,559	$704,253

Noninterest revenues/total revenues
Total noninterest revenues (GAAP) – numerator	$311,457	$297,186	$214,834
Total revenues (GAAP) – denominator	818,007	746,303	652,119
Noninterest revenues/total revenues (GAAP)	38.1%	39.8%	32.9%

Operating noninterest revenues/operating revenues (FTE) (non-GAAP)
Total operating noninterest revenues (non-GAAP) – numerator	$311,082	$296,442	$266,968
Total operating revenues (non-GAAP)	817,632	745,559	704,253
Fully tax-equivalent adjustment (non-GAAP)	3,533	3,721	4,242
Total operating revenues (FTE) (non-GAAP) – denominator	821,165	749,280	708,495
Operating noninterest revenues/operating revenues (FTE) (non-GAAP)	37.9%	39.6%	37.7%

Efficiency ratio (GAAP)
Total noninterest expenses (GAAP) – numerator	$521,263	$486,825	$472,685
Total revenues (GAAP) – denominator	818,007	746,303	652,119
Efficiency ratio (GAAP)	63.7%	65.2%	72.5%

Operating efficiency ratio (non-GAAP)
Total operating noninterest expenses (non-GAAP) – numerator	$502,305	$471,971	$447,868
Total operating revenues (FTE) (non-GAAP) – denominator	821,165	749,280	708,495
Operating efficiency ratio (non-GAAP)	61.2%	63.0%	63.2%

Return on tangible equity (non-GAAP)
Net income (GAAP)	$210,455	$182,481	$131,924
Average shareholders’ equity	1,864,775	1,695,794	1,595,724
Average goodwill and intangible assets, net	(902,145)	(902,681)	(900,058)
Average deferred taxes on goodwill and intangible assets, net	44,261	44,908	45,664
Average tangible common equity (non-GAAP)	1,006,891	838,021	741,330
Return on tangible equity (non-GAAP)	20.90%	21.78%	17.80%

Operating return on tangible equity (non-GAAP)
Operating net income (non-GAAP)	$225,091	$193,911	$192,716
Average tangible common equity (non-GAAP)	1,006,891	838,021	741,330
Operating return on tangible equity (non-GAAP)	22.36%	23.14%	26.00%

(000’s omitted)	2025	2024	2023
Total tangible assets (non-GAAP)
Total assets (GAAP)	$17,303,296	$16,386,044	$15,555,753
Goodwill and intangible assets, net	(942,716)	(901,471)	(897,987)
Deferred taxes on goodwill and intangible assets, net	43,905	44,618	45,198
Total tangible assets (non-GAAP)	$16,404,485	$15,529,191	$14,702,964

Total tangible common equity (non-GAAP)
Shareholders’ equity (GAAP)	$2,006,034	$1,762,835	$1,697,937
Goodwill and intangible assets, net	(942,716)	(901,471)	(897,987)
Deferred taxes on goodwill and intangible assets, net	43,905	44,618	45,198
Total tangible common equity (non-GAAP)	$1,107,223	$905,982	$845,148

Shareholders’ equity-to-assets ratio at quarter end
Total shareholders' equity (GAAP) - numerator	$2,006,034	$1,762,835	$1,697,937
Total assets (GAAP) - denominator	17,303,296	16,386,044	15,555,753
Shareholders’ equity-to-assets ratio at quarter (GAAP)	11.59%	10.76%	10.92%

Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)
Total tangible common equity (non-GAAP) - numerator	$1,107,223	$905,982	$845,148
Total tangible assets (non-GAAP) - denominator	16,404,485	15,529,191	14,702,964
Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)	6.75%	5.83%	5.75%

Book value (GAAP)
Total shareholders’ equity (GAAP) – numerator	$2,006,034	$1,762,835	$1,697,937
Period end common shares outstanding – denominator	52,682	52,668	53,327
Book value (GAAP)	$38.08	$33.47	$31.84

Tangible book value (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$1,107,223	$905,982	$845,148
Period end common shares outstanding – denominator	52,682	52,668	53,327
Tangible book value (non-GAAP)	$21.02	$17.20	$15.85

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

The following reflects the Company's estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using December 31, 2025 as a starting point.

●	The model assumes the Company’s average deposit balances will increase approximately 2.6% over the next twelve months.

●	The model assumes the Company’s average earning asset balances will increase approximately 3.1% over the next twelve months, largely due to forecasted loan growth.

●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

●	The model assumes approximately $60.0 million of additional mortgage-backed security purchases over the next twelve months. Investment cash inflows will be used to fund these purchases with any excess inflows being used to pay down overnight borrowings and fund loan growth.

●	In the rising/falling rates scenarios, the prime rate, the federal funds rate, and the 3-month treasury rate are assumed to move up/down in a straight-line manner by the amounts listed below over a 12-month period. The remainder of the treasury curve normalizes to a historical shape based off a historical spread between the 3-month treasury and each point on the treasury curve, which also occurs over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at December 31, 2025	income at December 31, 2025
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$2,989	0.5%
+100 basis points	$3,129	0.6%
-100 basis points	$2,066	0.4%
-200 basis points	$(2,183)	(0.4)%

Projected NII over the 12-month forecast period increases in the up 100 and up 200 interest rate environments largely due to higher income on cash balances, investments, and loans all partially offset by higher funding costs.

Projected NII increases in the down 100 interest rate environment largely due to lower funding costs which are partially offset by lower income on loans. Projected NII decreases in the down 200 interest rate environment largely due to lower income on cash balances, investments, and loans all mostly offset by lower funding costs.

The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions: the nature and timing of interest rate levels (including yield curve shape), prepayments on loans and securities, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other factors. While the assumptions are developed based upon a reasonable outlook for national and local economic and market conditions, the Company cannot make any assurances as to the predictive efficacy of these assumptions, including how customer preferences or competitor influences might change. Furthermore, the sensitivity analysis does not reflect actions that the ALCO might take in responding to or anticipating changes in interest rates and other developments.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and independent registered public accounting firm’s report of Community Financial System, Inc. are contained on pages 78 through 148 of this item.

•	Consolidated Statements of Condition,

December 31, 2025 and 2024

•	Consolidated Statements of Income,

Years ended December 31, 2025, 2024, and 2023

•	Consolidated Statements of Comprehensive Income,

Years ended December 31, 2025, 2024, and 2023

•	Consolidated Statements of Changes in Shareholders’ Equity,

Years ended December 31, 2025, 2024, and 2023

•	Consolidated Statements of Cash Flows,

Years ended December 31, 2025, 2024, and 2023

•	Notes to Consolidated Financial Statements,

December 31, 2025

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands, Except Share Data)

	December 31,
	2025	2024
Assets:
Cash and cash equivalents (includes restricted cash of $14,760 and $5,110, respectively)	$301,755	$197,004
Available-for-sale investment securities, includes pledged securities that can be sold or repledged of $319,478 and $362,129, respectively (cost of $3,148,728 and $3,192,392, respectively)	2,875,341	2,785,714
Held-to-maturity securities (fair value of $1,370,464 and $1,220,168, respectively)	1,454,166	1,345,155
Equity and other securities	77,252	87,517

Loans	10,949,757	10,432,365
Allowance for credit losses	(87,921)	(79,114)
Loans, net of allowance for credit losses	10,861,836	10,353,251

Goodwill	887,975	853,225
Core deposit intangibles, net	14,754	5,148
Other intangibles, net	39,987	43,098
Goodwill and intangible assets, net	942,716	901,471

Premises and equipment, net	246,505	183,759
Accrued interest and fees receivable	57,734	54,340
Equity method investments	37,065	0
Other assets	448,926	477,833

Total assets	$17,303,296	$16,386,044

Liabilities:
Noninterest-bearing deposits	$3,683,442	$3,557,219
Interest-bearing deposits	10,703,643	9,884,488
Total deposits	14,387,085	13,441,707

Overnight borrowings	0	118,000
Securities sold under agreement to repurchase, short-term	231,163	261,553
Federal Home Loan Bank and other borrowings	458,770	619,312
Accrued interest and other liabilities	220,244	182,637
Total liabilities	15,297,262	14,623,209

Commitments and contingencies (See Note N)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,907,426 and 54,696,208 shares issued, respectively	54,907	54,696
Additional paid in capital	1,088,047	1,075,537
Retained earnings	1,387,636	1,275,331
Accumulated other comprehensive loss	(418,990)	(548,085)
Treasury stock, at cost (2,225,209 shares, including 94,479 shares held by deferred compensation arrangements at December 31, 2025, and 2,028,372 shares including 103,696 shares held by deferred compensation arrangements at December 31, 2024)	(110,945)	(100,539)
Deferred compensation arrangements (94,479 and 103,696 shares, respectively)	5,379	5,895
Total shareholders’ equity	2,006,034	1,762,835

Total liabilities and shareholders’ equity	$17,303,296	$16,386,044

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2025	2024	2023
Interest income:
Interest and fees on loans	$596,715	$545,767	$445,167
Interest and dividends on taxable investments	91,534	85,734	82,368
Interest and dividends on nontaxable investments	11,026	12,027	13,853
Total interest income	699,275	643,528	541,388

Interest expense:
Interest on deposits	162,200	159,520	85,337
Interest on borrowings	30,525	34,891	18,766
Total interest expense	192,725	194,411	104,103

Net interest income	506,550	449,117	437,285
Provision for credit losses	21,350	22,773	11,203
Net interest income after provision for credit losses	485,200	426,344	426,082

Noninterest revenues:
Deposit service fees	59,371	58,283	54,689
Mortgage banking	3,535	4,421	595
Other banking services	21,012	15,840	14,688
Employee benefit services	135,974	130,981	117,961
Insurance services	54,410	50,249	47,094
Wealth management services	37,065	36,668	31,941
Loss on sales of investment securities	0	(487)	(52,329)
Gain on debt extinguishment	0	0	242
Unrealized gain (loss) on equity securities	375	1,231	(47)
Loss from equity method investments	(285)	0	0
Total noninterest revenues	311,457	297,186	214,834

Noninterest expenses:
Salaries and employee benefits	313,915	300,779	281,803
Data processing and communications	70,161	61,843	57,585
Occupancy and equipment	48,249	43,658	42,550
Business development and marketing	15,135	16,059	15,731
Legal and professional fees	17,898	15,323	15,921
Amortization of intangible assets	13,846	14,259	14,511
Other expenses	42,059	34,904	44,584
Total noninterest expenses	521,263	486,825	472,685

Income before income taxes	275,394	236,705	168,231
Income taxes	64,939	54,224	36,307
Net income	$210,455	$182,481	$131,924

Basic earnings per share	$3.98	$3.44	$2.45
Diluted earnings per share	$3.97	$3.44	$2.45

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended December 31,
	2025	2024	2023
Pension and other post-retirement obligations:
Amortization of actuarial losses (gains) included in net periodic pension cost and (increase) decrease in unrecognized actuarial (gain) loss, gross	$15,059	$12,168	$4,774
Tax effect	(3,763)	(3,038)	(1,162)
Amortization of actuarial losses (gains) included in net periodic pension cost and (increase) decrease in unrecognized actuarial (gain) loss, net	11,296	9,130	3,612

Amortization of prior service cost included in net periodic pension cost, gross	449	641	641
Tax effect	(112)	(160)	(156)
Amortization of prior service cost included in net periodic pension cost, net	337	481	485

Recognition of prior service cost from plan amendment, gross	(751)	0	0
Tax effect	187	0	0
Recognition of prior service cost from plan amendment, net	(564)	0	0

Other comprehensive income related to pension and other post-retirement obligations, net of taxes	11,069	9,611	4,097

Net unrealized gains (losses) on investment securities:
Net unrealized holding gains (losses) on investment securities, gross	157,349	(1,570)	113,464
Tax effect	(39,323)	401	(27,629)
Net unrealized holding gains (losses) on investment securities, net	118,026	(1,169)	85,835

Reclassification adjustment for net losses included in net income, gross	0	487	52,329
Tax effect	0	(122)	(12,714)
Reclassification adjustment for net losses included in net income, net	0	365	39,615

Other comprehensive gain (loss) related to unrealized gains on investment securities, net of taxes	118,026	(804)	125,450

Other comprehensive income, net of taxes	129,095	8,807	129,547
Net income	210,455	182,481	131,924
Comprehensive income	$339,550	$191,288	$261,471

	As of December 31,
	2025	2024	2023
Accumulated Other Comprehensive Loss by Component:
Unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	$(8,552)	$(23,309)	$(36,118)
Tax effect	2,028	5,716	8,914
Net unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	(6,524)	(17,593)	(27,204)

Unrealized loss on investment securities	(542,724)	(700,073)	(698,990)
Tax effect	130,258	169,581	169,302
Net unrealized loss on investment securities	(412,466)	(530,492)	(529,688)

Accumulated other comprehensive loss	$(418,990)	$(548,085)	$(556,892)

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2023, 2024 and 2025

(In Thousands, Except Share Data)

	Common Stock
	Shares Outstanding	Amount Issued	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation Arrangements	Total
Balance at December 31, 2022	53,737,249	$54,190	$1,050,231	$1,152,452	$(686,439)	$(26,485)	$7,756	$1,551,705
Net income				131,924				131,924
Other comprehensive income, net of tax					129,547			129,547
Dividends declared:
Common, $1.78 per share				(95,507)				(95,507)
Common stock activity under employee stock plans	182,091	182	833					1,015
Stock-based compensation			9,269					9,269
Distribution of stock under deferred compensation arrangements	19,264		(44)			909	(865)	0
Treasury stock purchased	(611,544)					(30,016)		(30,016)
Balance at December 31, 2023	53,327,060	54,372	1,060,289	1,188,869	(556,892)	(55,592)	6,891	1,697,937
Net income				182,481				182,481
Other comprehensive income, net of tax					8,807			8,807
Dividends declared:
Common, $1.82 per share				(96,019)				(96,019)
Common stock activity under employee stock plans	323,916	324	6,767					7,091
Stock-based compensation			8,374					8,374
Distribution of stock under deferred compensation arrangements	20,769		107			889	(996)	0
Treasury stock purchased	(1,003,909)					(45,836)		(45,836)
Balance at December 31, 2024	52,667,836	54,696	1,075,537	1,275,331	(548,085)	(100,539)	5,895	1,762,835
Net income				210,455				210,455
Other comprehensive income, net of tax					129,095			129,095
Dividends declared:
Common, $1.86 per share				(98,150)				(98,150)
Common stock activity under employee stock plans	211,217	211	1,897					2,108
Stock-based compensation			10,859					10,859
Distribution of stock under deferred compensation arrangements	12,361		(246)			762	(516)	0
Treasury stock purchased	(209,197)					(11,168)		(11,168)
Balance at December 31, 2025	52,682,217	$54,907	$1,088,047	$1,387,636	$(418,990)	$(110,945)	$5,379	$2,006,034

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$210,455	$182,481	$131,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,577	13,676	12,991
Amortization of intangible assets	13,846	14,259	14,511
Net amortization on securities, loans, finance leases and borrowings	14,083	10,818	5,838
Stock-based compensation	10,859	8,374	9,269
Gain on debt extinguishment	0	0	(242)
Provision for credit losses	21,350	22,773	11,203
Provision for deferred income taxes	11,669	674	(7,503)
Amortization of mortgage servicing rights	779	722	849
Loss on sales of investment securities	0	487	52,329
Unrealized gain on equity securities	(375)	(1,231)	47
Income from bank-owned life insurance policies	(3,387)	(2,496)	(2,412)
Net gain on sale of assets	(855)	(2,383)	(1,490)
Loss from equity method investments	285	0	0
Change in other assets and liabilities	7,573	(5,878)	1,106
Net cash provided by operating activities	301,859	242,276	228,420
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	52,608	59,688	597,823
Proceeds from maturities, calls, and paydowns of held-to-maturity investment securities	29,890	9,103	208
Proceeds from maturities and redemptions of equity and other investment securities, net	13,849	398	14,945
Proceeds from sales of available-for-sale investment securities	0	57,538	733,789
Purchases of held-to-maturity investment securities	(109,813)	(152,645)	(63,284)
Purchases of equity and other securities, net	(1,594)	(13,538)	(4,796)
Net increase in loans	(532,831)	(765,581)	(923,280)
Cash received (paid) for acquisitions, net of cash acquired	469,692	(15,620)	(8,517)
Purchases of equity method investments	(37,350)	0	0
Proceeds from sales of premises, equipment and other assets	1,974	5,743	7,473
Purchases of premises and equipment	(68,528)	(20,703)	(18,585)
Net cash used in investing activities	(182,103)	(835,617)	335,776
Financing activities:
Net increase (decrease) in deposits	401,644	513,586	(84,187)
Net (decrease) increase in overnight borrowings	(118,000)	65,000	(715,400)
Net decrease in securities sold under agreement to repurchase, short-term	(30,390)	(43,042)	(42,058)
Proceeds from other Federal Home Loan Bank borrowings	0	250,000	400,000
Payments on and maturities of other Federal Home Loan Bank borrowings	(160,257)	(47,073)	(11,971)
Payments of contingent consideration for acquisitions	(1,382)	(3,087)	(1,214)
Redemption of subordinated notes payable	0	0	(3,000)
Proceeds from the issuance of common stock for employee stock plans	5,277	7,091	1,015
Purchases of treasury stock	(11,168)	(45,836)	(30,016)
Cash dividends paid	(97,560)	(95,777)	(95,102)
Withholding taxes paid on share-based compensation	(3,169)	(1,479)	(1,197)
Net cash (used in) provided by financing activities	(15,005)	599,383	(583,130)
Change in cash, cash equivalents and restricted cash	104,751	6,042	(18,934)
Cash, cash equivalents and restricted cash at beginning of period	197,004	190,962	209,896
Cash, cash equivalents and restricted cash at end of period	$301,755	$197,004	$190,962

Supplemental disclosures of cash flow information:
Cash paid for interest	$193,054	$192,871	$100,040
Cash paid for income taxes	40,499	43,728	41,661
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	25,000	24,410	24,168
Transfers from loans to other real estate	7,390	3,109	1,051
Transfers from premises and equipment, net to other assets	277	2,398	2,899
Finance lease right of use asset in exchange for finance lease liability	0	8,608	0
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	36,678	497	243
Fair value of liabilities assumed	545,748	1,908	18
Contingent consideration in exchange for acquired assets	6,724	3,816	1,450

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL SYSTEM, INC.

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community Financial System, Inc. (the “Company”) is a registered financial holding company which wholly-owns two significant consolidated subsidiaries: Community Bank, N.A. (the “Bank” or “CBNA”), and Benefit Plans Administrative Services, Inc. (“BPAS”). As of December 31, 2025, BPAS owns five subsidiaries: Benefit Plans Administrative Services, LLC (“BPA”), a provider of defined contribution plan administration services; Northeast Retirement Services, LLC (“NRS”), a provider of institutional transfer agency, master recordkeeping services, fund administration, trust and retirement plan services; BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), a provider of actuarial and benefit consulting services; BPAS Trust Company of Puerto Rico, a Puerto Rican trust company; and Hand Benefits & Trust Company (“HB&T”), a provider of collective investment fund administration and institutional trust services. NRS owns one subsidiary, Global Trust Company, Inc. (“GTC”), a non-depository trust company which provides fiduciary services for collective investment trusts and other products. HB&T owns one subsidiary, Hand Securities Inc. (“HSI”), an introducing broker-dealer.

As of December 31, 2025, the Bank operated 192 full-service branches and 8 drive-thru only locations operating as Community Bank, N.A. throughout 42 counties of Upstate New York, 9 counties of Northeastern Pennsylvania, 12 counties of Vermont, 1 county of Western Massachusetts and 1 county of Southern New Hampshire, offering a range of commercial and retail banking services. The Bank owns the following operating subsidiaries: CBNA Preferred Funding Corporation (“PFC”), CBNA Treasury Management Corporation (“TMC”), Nottingham Investment Services, Inc. (“NISI”), Nottingham Advisors, Inc. (“Nottingham”), OneGroup NY, Inc. (“OneGroup”), Nottingham Wealth Partners, Inc. (“Wealth Partners”) and Oneida Preferred Funding II LLC (“OPFC II”). OneGroup is a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services. PFC and OPFC II primarily act as investors in residential and commercial real estate activities. TMC provides cash management, investment, and treasury services to the Bank. NISI and Wealth Partners provide broker-dealer and investment advisory services. Nottingham provides asset management services to individuals, corporations, corporate pension and profit sharing plans, and foundations. NISI, Nottingham, Wealth Partners and the Nottingham Trust division within the Bank are collectively referred to as Nottingham Financial Group (“NFG”).

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting estimates include the allowance for credit losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans and the carrying value of goodwill and other intangible assets, including the impact of acquired loan valuations. The impact of subsequent events on the consolidated financial statements has been considered, see Note V for further detail.

Certain reclassifications have been made to prior years’ balances to conform to the current year presentation.

The Company’s significant accounting policies are as follows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities (“VIE”) are legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entities to finance its activities without additional subordinated financial support. VIEs may be required to be consolidated by a company if it is determined the company is the primary beneficiary of a VIE. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company’s VIEs are described in more detail in Note T to the consolidated financial statements.

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope. Topic 606 is applicable to the Company’s noninterest revenue streams including its deposit related fees, electronic payment interchange fees, merchant income, trust, asset management and other wealth management revenues, insurance commissions, benefit plan services income and commercial real estate financing and structuring fees. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Other Banking Services

Other banking services consists of other recurring revenue streams such as commissions from sales of credit life insurance, safe deposit box rental fees, mortgage banking income, bank owned life insurance income, commercial real estate financing and structuring fees, and other miscellaneous revenue streams. Commissions from the sale of credit life insurance are recognized at the time of sale of the policies. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Commercial real estate financing and structuring fees are recognized upon completion of the transaction. Mortgage banking income and bank owned life insurance income are not within the scope of Topic 606. Other banking services revenue relates to the Company’s Banking and Corporate operating segment.

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

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2025, $44.0 million of accounts receivable, including $8.5 million of unbilled fee revenue, and $1.0 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2024, $38.5 million of accounts receivable, including $8.4 million of unbilled fee revenue, and $1.1 million of unearned revenue was recorded in the consolidated statements of condition.

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

Cash, Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and highly liquid investments with original maturities of less than 90 days. The carrying amounts reported in the consolidated statements of condition for cash and cash equivalents approximate those assets’ fair values. As of December 31, 2025, and 2024, cash and cash equivalents reported in the consolidated statements of condition included cash due from banks of $15.6 million and $9.4 million, respectively. Cash due from banks may at times exceed federally insured limits.

The Company maintains certain cash balances that are restricted as to withdrawal or use. Restricted cash at December 31, 2025 and 2024 consists of $14.8 million and $5.1 million, respectively, of cash collateral posted by the Company with counterparties to secure certain derivatives.

Investment Securities

The Company can classify its investments in debt securities as held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold until maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. Available-for-sale debt securities are reported at fair value with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of applicable income taxes. None of the Company’s investment securities have been classified as trading securities at December 31, 2025 or 2024.

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

Equity Method Investments

The Company applies the equity method of accounting to investments in entities over which it has significant influence but does not have a controlling financial interest. Key indicators of significant influence include ownership interest, representation on the board of directors and participation in policy-making decisions. Equity method investments are initially recorded at cost on the consolidated statements of condition. The excess of the purchase price over the Company’s share of the investee’s net assets (the “basis difference”) is allocated to identifiable assets and liabilities, with any remaining excess classified as equity method goodwill. The carrying amount of equity method investments is adjusted for the Company’s share of the investee’s earnings or losses, dividends received and the amortization of basis differences other than equity method goodwill. The Company’s share of the investee’s earnings or losses and the amortization of basis differences are classified as income or loss from equity method investments on the consolidated statements of income. Equity method investments are assessed for impairment when events or circumstances suggest that the carrying amount of the investment may not be recoverable, including sustained investee losses or other adverse developments affecting the investee’s operations.

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

Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable in the consolidated statements of condition, totaled $10.6 million and $10.8 million at December 31, 2025 and 2024, respectively. Accrued interest receivable on held-to-maturity securities, included in accrued interest and fees receivable in the consolidated statements of condition, totaled $6.1 million and $5.7 million at December 31, 2025 and 2024, respectively. These amounts are excluded from the estimate of credit losses.

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

Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected future credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, size and credit quality of acquired loans, delinquency level, risk ratings or term of loans as well as actual and forecasted US macroeconomic trends, including unemployment rates, growth of gross domestic product and median household income net of inflation, and changes in property values including home prices, commercial real estate prices, including office-specific property prices, office-specific property vacancy rates, automobile prices, and other relevant factors in comparison to longer-term performance. Multiple economic scenarios are utilized to encompass a range of economic outcomes, including baseline, upside and downside forecasts, which are weighted in the calculation.

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

Purchased Seasoned Loans

Loans acquired without credit deterioration and deemed “seasoned” are accounted for using the gross-up approach at acquisition. All non-PCD loans that are acquired in a business combination are deemed seasoned. Other non-PCD loans are seasoned if they were purchased at least 90 days after origination and the purchaser was not involved in the origination of the loans. If a loan is determined to be a non-purchased credit deteriorated asset based on the assessment of credit deterioration experienced since origination and deemed seasoned, that loan is accounted for using the gross-up approach. The gross-up approach requires recognition of an allowance for credit losses for the estimate of credit losses at the acquisition date with an off-setting gross-up adjustment to the amortized cost basis of the loan.

Non-Purchased Credit Deteriorated (“non-PCD”) Loans

Prior to the Company’s adoption of ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans in 2025, acquired loans that are not deemed to have experienced a more-than-insignificant credit deterioration since origination are considered non-PCD. At the acquisition date, a fair value adjustment is recorded that includes both credit and interest rate considerations. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to net interest income (or expense) over the loan’s remaining life. Fair value adjustments for revolving loans are accreted (or amortized) using a straight line method. Term loans are accreted (or amortized) using the constant effective yield method. A provision for credit losses is also recorded at acquisition for the credit considerations on non-PCD loans. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans are the same as originated loans and subsequent changes to the allowance for credit losses are recorded as provision for credit losses.

Goodwill and Intangible Assets

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

The Company evaluates goodwill for impairment on an annual basis in accordance with FASB ASC 350, to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and performs either a qualitative or quantitative assessment, depending on circumstances and management judgment. The Company also performs a quarterly analysis to determine if any triggering events have occurred that would require an interim evaluation. During 2025 and 2024, no triggering events or impairment of goodwill was identified.

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

Other Real Estate

Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure. These assets are carried at fair value less estimated costs of disposal and may be further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. The carrying value of OREO may be limited by the contractual balance of the related former loan, and when this occurs, OREO is not considered to be carried at fair value or included in the fair value hierarchy disclosures. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Any subsequent reduction in value is recognized by a charge to income. Operating costs associated with the properties are charged to expense as incurred. At December 31, 2025 and 2024, other real estate totaled $8.2 million and $2.8 million, respectively, and is included in other assets in the Company’s consolidated statements of condition.

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

Investments in Limited Partnerships

The Company has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. The Company’s ownership interest in these limited partnerships ranges from 5.00% to 99.99% as of December 31, 2025. These investments are made directly in Low Income Housing Tax Credit (“LIHTC”) partnerships formed by third parties. As a limited partner in these operating partnerships, the Company receives tax credits and tax deductions for losses incurred by the underlying properties. The Company also has an investment in tax credits generated by a solar energy producing company, which is explained in further detail in Note N.

The Company accounts for its ownership interest in these partnerships in accordance with Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The standard permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. The Company has no unfunded commitments at December 31, 2025 and 2024 related to qualified affordable housing project investments, and $1.5 million and $1.3 million, respectively, for the solar energy tax credits investment. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related investments in limited partnerships.

Repurchase Agreements

The Company sells certain securities under agreements to repurchase. These agreements are treated as collateralized financing transactions. These secured borrowings are reflected as liabilities in the accompanying consolidated statements of condition and are recorded at the amount of cash received in connection with the transaction. Short-term securities sold under agreements to repurchase generally mature within one year from the transaction date, and most within one day. Securities, generally U.S. government and agency securities, pledged as collateral under these financing arrangements can be repledged by the secured party. Additional collateral may be required based on the fair value of the underlying securities.

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

Advertising

Advertising costs, which are nondirect response in nature and expensed as incurred, totaled $8.6 million, $9.7 million and $9.5 million for the years ending December 31, 2025, 2024 and 2023, respectively.

Bank Owned Life Insurance

The Company owns life insurance policies on certain current and former employees and directors where the Bank is the beneficiary. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value (“CSV”) adjusted for other charges or other amounts due that are probable at settlement. Increases in the CSV of the policies, as well as the death benefits received, net of any CSV, are recorded in noninterest income in the consolidated statements of income.

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

During 2025 and 2023, the Company initiated retail customer service workforce optimization plans in the Banking and Corporate segment in order to improve operational efficiency by more closely aligning bank branch staffing levels with shifting customer behaviors including conducting a smaller amount of transactions in branches and a larger amount of transactions digitally. The Company recorded severance payments of $1.5 million for the year ended December 31, 2025 and $1.2 million for year ended December 31, 2023.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The update requires enhancements to the rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold as well as disclosure of income taxes paid disaggregated by federal, state and foreign taxes, and individual jurisdictions meeting a quantitative threshold. The amendments in this update are effective for annual financial statements for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company adopted this standard beginning with the December 31, 2025 consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. The amendments in this update expand the population of acquired financial assets subject to the gross-up approach in Topic 326, Financial Instrument- Credit Losses. In accordance with the amendments in this update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. The amendments apply prospectively and will be effective for fiscal periods beginning after December 15, 2026. The Company elected to early-adopt the ASU as of January 1, 2025.

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

NOTE B: ACQUISITIONS

Pending Acquisition

On January 15, 2026, the Company, through its subsidiary CBNA, entered into an agreement to acquire ClearPoint Federal Bank & Trust for approximately $40.0 million in cash, subject to potential purchase price adjustments. The transaction is expected to expand the wealth management services revenue and offerings of NFG. The acquisition is subject to requisite regulatory approval and other customary closing conditions and is expected to close in the second quarter of 2026. The Company expects to incur certain one-time transaction-related costs in connection with the pending acquisition.

Current and Prior Period Acquisitions

On November 7, 2025, the Company, through its subsidiary CBNA, completed the acquisition of seven branch locations in the Allentown, Pennsylvania area from Santander Bank, N.A. (“Santander”), including certain branch-related loans and deposits, acquiring $31.9 million of loans and $543.7 million of deposits. The assumed deposits consist primarily of core deposits (checking, savings and money market accounts) and the purchased loans consist of in-market performing loans, primarily residential real estate loans. Total consideration was $80.9 million, including a deposit premium of 8%, or $43.5 million and the Company recorded core deposit intangibles of $11.9 million and goodwill of $32.0 million. The effects of the acquired assets and liabilities for the acquisitions have been included in the consolidated financial statements since that date.

During 2025, the Company, through its subsidiaries NISI, OneGroup, BPA and BPAS, completed the acquisition of certain assets of financial services companies based in Pennsylvania, Florida, Kentucky, New York, Kansas, Minnesota and Missouri. Total aggregate consideration was $4.5 million in cash and contingent consideration with an estimated fair value of $6.7 million at the acquisition date. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of revenue over periods ranging from one to four years following the acquisition date. The fair value of the contingent consideration at the acquisition date was determined by forecasting estimated amounts of revenue for each applicable period and applying the appropriate factor to those amounts based on the purchase agreement. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired included $8.4 million of customer list intangible assets and the Company recorded $2.9 million of goodwill in conjunction with the acquisitions. Revenues and direct expenses for the year ended December 31, 2025 were immaterial.

During 2024, the Company, through its subsidiary OneGroup, completed acquisitions of certain insurance agencies headquartered in New York and Florida for aggregate consideration of $9.6 million in cash plus contingent consideration with an estimated fair value of $0.7 million at the respective acquisition dates. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of retained revenue two years after the date of acquisition, up to a maximum amount of $1.4 million. The fair value of the contingent consideration of $0.7 million at the acquisition date was estimated based on projected retained revenue levels. The effects of the acquired assets and liabilities are included in the consolidated financial statements from the date of acquisition. Net assets acquired were $6.5 million, including $6.8 million of customer list intangible assets, and the Company recorded $3.8 million of goodwill in conjunction with the acquisitions. Revenues and direct expenses for the years ended December 31, 2025 and 2024 were immaterial.

On February 1, 2024, the Company, through its subsidiary BPA, completed the acquisition of certain assets of Creative Plan Designs Limited (“CPD”), a financial services company that provides employee benefit plan design, administration and consulting services. Total consideration was $5.9 million in cash plus contingent consideration with an estimated fair value of $3.0 million at acquisition date. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired were $4.5 million, including $5.5 million of customer list intangible assets, and the Company recorded $4.4 million of goodwill in conjunction with the acquisition. Revenues and direct expenses for the years ended December 31, 2025 and 2024 were immaterial.

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

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions. During 2025 and 2024, based on the receipt of new information, there were adjustments made to the carrying value of goodwill of $0.1 million and $0.2 million, respectively.

The Santander transaction accelerates CBNA’s de novo expansion in the strategic Greater Lehigh Valley and complements its existing commercial and consumer lending presence in the market. The NISI, OneGroup, BPA and BPAS transactions generally expand the Company’s wealth management, insurance services and employee benefit services presence. The Axiom acquisition generally expanded the Company's presence nationwide providing services to arrange financing for commercial real estate customers. Management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in acquisitions considered to be business combinations after considering the measurement period adjustments described above:

	2025			2024
(000s omitted)	Santander	Other(1)	Total	CPD	Other (2)	Total
Consideration:
Cash	$80,944	$4,472	$85,416	$5,861	$9,599	$15,460
Contingent consideration	0	6,724	6,724	3,066	750	3,816
Total net consideration	80,944	11,196	92,140	8,927	10,349	19,276

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	546,042	0	546,042	0	33	33
Loans, net of allowance for credit losses	31,911	0	31,911	0	0	0
Premises and equipment	4,394	98	4,492	6	156	162
Accrued interest and fees receivable	230	0	230	0	0	0
Other assets	45	0	45	26	384	410
Core deposit intangibles	11,900	0	11,900	0	0	0
Other intangibles	0	8,441	8,441	5,500	6,849	12,349
Deposits	(543,734)	0	(543,734)	0	0	0
Other liabilities	(1,804)	(210)	(2,014)	(990)	(916)	(1,906)
Total identifiable assets, net	48,984	8,329	57,313	4,542	6,506	11,048
Goodwill	$31,960	$2,867	$34,827	$4,385	$3,843	$8,228
(1)	Includes amounts for NISI, OneGroup, BPA and BPAS acquisitions completed in 2025.
(2)	Includes amounts for OneGroup acquisitions completed in 2024.

The Company acquired loans from Santander for which there was no evidence of a more-than-insignificant deterioration in credit quality since origination (purchased seasoned loans) with an unpaid principal balance of $31.8 million at the acquisition date. Total fair value adjustments for these loans resulted in a net premium of $0.1 million, comprised of a noncredit premium of $0.7 million and an allowance for credit losses of $0.6 million. There were no acquired PCD loans.

The fair value of checking, savings and money market deposit accounts acquired were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit accounts were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates, which resulted in a premium of $0.5 million. Core deposit intangibles were valued using the cost savings approach, which is variant of an income approach, where the spread between the cost of deposits and an alternative funds rate is calculated and the cost savings are discounted to present value using a risk adjusted discount rate. The total core deposit intangible was $11.9 million.

The core deposit intangibles and other intangibles related to the Santander acquisition, the other intangibles related to the NISI, OneGroup, BPA and BPAS acquisitions completed in 2025 and the OneGroup acquisitions completed in 2024 are being amortized using an accelerated method over an estimated useful life of eight years. The other intangibles related to the CPD acquisition are being amortized using an accelerated method over an estimated useful life of 12 years. The goodwill, which is not amortized for book purposes, was assigned to the Banking and Corporate segment for the Santander acquisition, the Wealth Management Services segment for the NISI acquisition, the Employee Benefits Services segment for the BPA and BPAS acquisitions completed in 2025 and the CPD acquisition, and the Insurance Services segment for the OneGroup acquisitions completed in 2025 and 2024. The goodwill arising from one of the OneGroup acquisitions in 2024 is not deductible for tax purposes, while the goodwill arising from the remaining acquisitions completed in 2025 and 2024 is deductible for tax purposes.

Direct costs related to the acquisitions were expensed as incurred. Merger and acquisition integration-related expenses amount to $3.7 million, $0.2 million and $0.1 million during 2025, 2024 and 2023, respectively, and are included in other expenses in the consolidated statements of income.

Disclosure of the proforma revenue and earnings assuming the Santander acquisition had been completed as of January 1, 2024 is not considered practicable. Retrospective application to that date would require assumptions about management's intent in prior periods that cannot be independently substantiated. It is not possible to objectively distinguish information about significant estimates of amounts that provide evidence of circumstances that existed on the dates at which those amounts would be recognized, measured, or disclosed under retrospective application and would have been available when the financial statements for that prior period were issued.

NOTE C: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2025				2024
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,399,478	$0	$204,252	$2,195,226	$2,389,208	$0	$305,422	$2,083,786
Obligations of state and political subdivisions	417,414	430	25,927	391,917	428,204	288	41,997	386,495
Government agency mortgage-backed securities	322,253	96	43,464	278,885	360,102	37	58,915	301,224
Corporate debt securities	5,000	0	88	4,912	8,000	0	303	7,697
Government agency collateralized mortgage obligations	4,583	0	182	4,401	6,878	0	366	6,512
Total available-for-sale portfolio	$3,148,728	$526	$273,913	$2,875,341	$3,192,392	$325	$407,003	$2,785,714

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,168,487	$0	$87,003	$1,081,484	$1,138,743	$0	$123,194	$1,015,549
Government agency mortgage-backed securities	285,679	3,537	236	288,980	206,412	448	2,241	204,619
Total held-to-maturity portfolio	$1,454,166	$3,537	$87,239	$1,370,464	$1,345,155	$448	$125,435	$1,220,168

As of December 31, 2025, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $4.4 million and equity securities without readily determinable fair values carried at $72.8 million, including FHLB common stock of $33.2 million, FRB common stock of $33.3 million and other equity securities of $6.3 million.

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

The amount of upward and downward adjustments to equity securities without readily determinable fair values was not material for the years ended December 31, 2025, 2024 and 2023.

The gains and losses on equity and other securities for the years ended December 31, 2025, 2024 and 2023 are as follows:

(000's omitted)	2025	2024	2023
Net gain (loss) recognized on equity securities	$375	$1,231	$(47)
Less: Net gain (loss) recognized on equity securities sold during the period	0	0	0
Unrealized gain (loss) recognized on equity securities still held	$375	$1,231	$(47)

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of December 31, 2025

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,195,226	$204,252	$2,195,226	$204,252
Obligations of state and political subdivisions	12,210	22	284,268	25,905	296,478	25,927
Government agency mortgage-backed securities	200	0	272,150	43,464	272,350	43,464
Corporate debt securities	0	0	4,912	88	4,912	88
Government agency collateralized mortgage obligations	0	0	4,397	182	4,397	182
Total available-for-sale investment portfolio	$12,410	$22	$2,760,953	$273,891	$2,773,363	$273,913

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$1,081,484	$87,003	$1,081,484	$87,003
Government agency mortgage-backed securities	31,274	146	13,662	90	44,936	236
Total held-to-maturity portfolio	$31,274	$146	$1,095,146	$87,093	$1,126,420	$87,239

As of December 31, 2024

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,083,786	$305,422	$2,083,786	$305,422
Obligations of state and political subdivisions	47,144	847	301,202	41,150	348,346	41,997
Government agency mortgage-backed securities	7,943	221	290,786	58,694	298,729	58,915
Corporate debt securities	0	0	7,697	303	7,697	303
Government agency collateralized mortgage obligations	0	0	6,501	366	6,501	366
Total available-for-sale investment portfolio	$55,087	$1,068	$2,689,972	$405,935	$2,745,059	$407,003

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$1,015,549	$123,194	$1,015,549	$123,194
Government agency mortgage-backed securities	149,742	2,027	15,281	214	165,023	2,241
Total held-to-maturity portfolio	$149,742	$2,027	$1,030,830	$123,408	$1,180,572	$125,435

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated Aa1 by Moody’s Investor Services, AA+ by Standard & Poor’s, AA+ by Fitch, and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds one corporate debt security in an unrealized loss position and, based on an analysis of the financial position of the issuer including financial performance, liquidity and regulatory capital ratios, the issuer of the security shows a remote risk of default. Timely interest payments continue to be made on the security. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of December 31, 2025 and 2024 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale investment portfolio as of December 31, 2025 and 2024.

Securities classified as held-to-maturity are included under the Current Expected Credit Loss (“CECL”) methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at December 31, 2025 and 2024, all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities, therefore they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future as these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an Aa1 rating from Moody’s Investor Services, AA+ rating from Standard & Poor’s, and AA+ from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of December 31, 2025 and 2024. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000’s omitted)	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$319,636	$313,413
Due after one through five years	44,556	43,719	1,649,414	1,571,176
Due after five years through ten years	534,494	522,907	443,518	388,790
Due after ten years	589,437	514,858	409,324	318,676
Subtotal	1,168,487	1,081,484	2,821,892	2,592,055
Government agency mortgage-backed securities	285,679	288,980	322,253	278,885
Government agency collateralized mortgage obligations	0	0	4,583	4,401
Total	$1,454,166	$1,370,464	$3,148,728	$2,875,341

Investment securities with a carrying value of $2.06 billion and $2.27 billion at December 31, 2025 and 2024, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $319.5 million and $362.1 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at December 31, 2025 and 2024, respectively.

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

NOTE D: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio at December 31 are summarized as follows:

(000’s omitted)	2025	2024
CRE – multifamily	$917,586	$724,114
CRE – owner occupied	871,801	864,783
CRE – non-owner occupied	1,670,451	1,775,099
Commercial & industrial and other business loans	1,274,029	1,141,182
Consumer mortgage	3,617,186	3,489,780
Consumer indirect	1,859,354	1,767,655
Consumer direct	205,595	192,327
Home equity	533,755	477,425
Gross loans, including deferred origination costs	10,949,757	10,432,365
Allowance for credit losses	(87,921)	(79,114)
Loans, net of allowance for credit losses	$10,861,836	$10,353,251

Included in the table above, the Company had approximately $89.8 million and $84.1 million of net deferred loan origination costs included in gross loans as of December 31, 2025 and 2024, respectively.

Certain directors and executive officers of the Company, as well as associates of such persons, are loan customers. Loans to these individuals were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection. Following is a summary of the aggregate amount of such loans during 2025 and 2024.

(000’s omitted)	2025	2024
Balance at beginning of year	$10,535	$11,692
New loans	5,500	0
Payments	(1,862)	(1,157)
Balance at end of year	$14,173	$10,535

The following tables present the aging of the amortized cost basis of the Company’s past due loans by segment as of December 31, 2025 and 2024:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2025	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$861	$0	$437	$1,298	$916,288	$917,586
CRE – owner occupied	1,050	0	6,687	7,737	864,064	871,801
CRE – non-owner occupied	399	0	87	486	1,669,965	1,670,451
Commercial & industrial and other business loans	3,372	0	12,533	15,905	1,258,124	1,274,029
Consumer mortgage	28,206	4,497	27,686	60,389	3,556,797	3,617,186
Consumer indirect	24,052	1,052	0	25,104	1,834,250	1,859,354
Consumer direct	2,123	393	0	2,516	203,079	205,595
Home equity	3,861	1,006	2,079	6,946	526,809	533,755
Total	$63,924	$6,948	$49,509	$120,381	$10,829,376	$10,949,757

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2024	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$184	$0	$12,316	$12,500	$711,614	$724,114
CRE – owner occupied	690	0	7,695	8,385	856,398	864,783
CRE – non-owner occupied	447	0	11,826	12,273	1,762,826	1,775,099
Commercial & industrial and other business loans	2,832	0	8,122	10,954	1,130,228	1,141,182
Consumer mortgage	24,928	5,288	24,389	54,605	3,435,175	3,489,780
Consumer indirect	22,379	1,227	0	23,606	1,744,049	1,767,655
Consumer direct	1,747	106	0	1,853	190,474	192,327
Home equity	2,739	379	2,039	5,157	472,268	477,425
Total	$55,946	$7,000	$66,387	$129,333	$10,303,032	$10,432,365

An immaterial amount of interest income on nonaccrual loans was recognized during the years ended December 31, 2025 or 2024. For the years ended December 31, 2025 and 2024, an immaterial amount of accrued interest was written off on nonaccrual loans by reversing interest income. Approximately $1.4 million of interest income on loans that returned to accrual status in 2025 was recognized for the year ended December 31, 2025.

The Company uses several credit quality indicators to assess credit risk in an ongoing manner. The Company’s primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as “pass”, “special mention”, “substandard”, or “doubtful”. Credit risk ratings are applied to loans individually based on a case-by-case evaluation. Business lending loans under $250,000 are assigned either a “pass” or “substandard” risk rating. Business lending relationships with total exposures above management-defined thresholds are subject to a formal annual review to affirm the appropriate risk rating. Quarterly credit evaluations may also be completed based on the borrower’s risk rating. For all business lending relationships regardless of exposure size, risk ratings are refreshed when a borrower makes a new loan request, a loan is renewed or automated tools indicate a possible change in a borrower’s credit risk profile. In general, the following are the definitions of the Company’s credit quality indicators:

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

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at December 31, 2025 and 2024.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	2020 & Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$138,662	$13,544	$90,834	$125,581	$38,245	$130,435	$131,129	$173,234	$841,664
Special mention	0	0	8,522	9,317	9,019	5,089	4,979	24,825	61,751
Substandard	0	0	0	387	1,084	8,109	1,647	2,944	14,171
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$138,662	$13,544	$99,356	$135,285	$48,348	$143,633	$137,755	$201,003	$917,586
Current period gross charge-offs(1)	$0	$0	$0	$0	$19	$82	$428	$0	$529

CRE – owner occupied:
Risk rating
Pass	$119,369	$87,429	$39,911	$60,476	$47,869	$228,439	$20,295	$192,919	$796,707
Special mention	1,310	6,357	3,082	751	0	4,995	339	28,113	44,947
Substandard	1,449	1,571	1,024	7,066	3,073	9,895	337	5,732	30,147
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$122,128	$95,357	$44,017	$68,293	$50,942	$243,329	$20,971	$226,764	$871,801
Current period gross charge-offs(1)	$0	$0	$0	$47	$0	$9	$0	$0	$56

CRE – non-owner occupied:
Risk rating
Pass	$182,535	$67,569	$97,829	$189,423	$97,178	$311,706	$351,501	$218,249	$1,515,990
Special mention	3,067	1,407	4,748	0	2,593	19,642	19,024	24,679	75,160
Substandard	0	86	7,958	45,008	1,621	6,319	6,292	12,017	79,301
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – non-owner occupied	$185,602	$69,062	$110,535	$234,431	$101,392	$337,667	$376,817	$254,945	$1,670,451
Current period gross charge-offs(1)	$0	$0	$0	$0	$1,111	$0	$0	$3,198	$4,309

Commercial & industrial and other business loans:
Risk rating
Pass	$244,969	$149,911	$48,679	$59,557	$47,301	$86,492	$441,487	$85,982	$1,164,378
Special mention	2,175	10,772	1,289	2,810	1,342	860	35,197	8,109	62,554
Substandard	3,223	2,348	4,420	3,236	2,091	5,176	21,029	3,996	45,519
Doubtful	0	0	0	0	0	0	1,578	0	1,578
Total commercial & industrial and other business loans	$250,367	$163,031	$54,388	$65,603	$50,734	$92,528	$499,291	$98,087	$1,274,029
Current period gross charge-offs(1)	$0	$0	$235	$209	$150	$50	$303	$1,293	$2,240

Total business lending:
Risk rating
Pass	$685,535	$318,453	$277,253	$435,037	$230,593	$757,072	$944,412	$670,384	$4,318,739
Special mention	6,552	18,536	17,641	12,878	12,954	30,586	59,539	85,726	244,412
Substandard	4,672	4,005	13,402	55,697	7,869	29,499	29,305	24,689	169,138
Doubtful	0	0	0	0	0	0	1,578	0	1,578
Total business lending	$696,759	$340,994	$308,296	$503,612	$251,416	$817,157	$1,034,834	$780,799	$4,733,867
Current period gross charge-offs(1)	$0	$0	$235	$256	$1,280	$141	$731	$4,491	$7,134

(1) For the year ended December 31, 2025

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	2019 & Prior	Cost Basis	to Term	Total
CRE - multifamily:
Risk rating
Pass	$24,631	$101,868	$141,997	$50,421	$16,827	$134,788	$63,401	$146,565	$680,498
Special mention	0	0	0	0	0	1,865	1,500	14,030	17,395
Substandard	0	0	7,232	1,580	60	4,639	641	9,293	23,445
Doubtful	0	0	0	0	0	0	0	2,776	2,776
Total CRE – multifamily	$24,631	$101,868	$149,229	$52,001	$16,887	$141,292	$65,542	$172,664	$724,114
Current period gross charge-offs(1)	$0	$0	$0	$62	$0	$0	$0	$0	$62

CRE – owner occupied:
Risk rating
Pass	$101,325	$50,104	$76,554	$52,518	$36,798	$233,701	$68,794	$171,660	$791,454
Special mention	744	4,726	2,076	1,474	1,407	4,679	430	23,107	38,643
Substandard	0	1,792	7,565	978	2,123	15,137	1,112	5,979	34,686
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$102,069	$56,622	$86,195	$54,970	$40,328	$253,517	$70,336	$200,746	$864,783
Current period gross charge-offs(1)	$0	$806	$0	$0	$0	$0	$0	$0	$806

CRE – non-owner occupied:
Risk rating
Pass	$98,845	$120,244	$193,914	$115,990	$86,279	$296,787	$418,515	$230,482	$1,561,056
Special mention	2,007	377	50,868	1,264	259	20,210	20,960	23,600	119,545
Substandard	0	10,887	284	1,846	351	13,023	23,816	43,425	93,632
Doubtful	0	0	0	866	0	0	0	0	866
Total CRE – non-owner occupied	$100,852	$131,508	$245,066	$119,966	$86,889	$330,020	$463,291	$297,507	$1,775,099
Current period gross charge-offs(1)	$0	$412	$0	$0	$0	$77	$0	$554	$1,043

Commercial & industrial and other business loans:
Risk rating
Pass	$267,499	$67,503	$92,315	$69,456	$24,072	$88,204	$390,217	$56,971	$1,056,237
Special mention	6,078	445	1,673	1,022	2	1,889	12,468	7,608	31,185
Substandard	1,575	16,588	3,743	1,458	397	3,261	20,842	5,896	53,760
Doubtful	0	0	0	0	0	0	0	0	0
Total commercial & industrial and other business loans	$275,152	$84,536	$97,731	$71,936	$24,471	$93,354	$423,527	$70,475	$1,141,182
Current period gross charge-offs(1)	$0	$64	$119	$114	$0	$23	$924	$2	$1,246

Total business lending:
Risk rating
Pass	$492,300	$339,719	$504,780	$288,385	$163,976	$753,480	$940,927	$605,678	$4,089,245
Special mention	8,829	5,548	54,617	3,760	1,668	28,643	35,358	68,345	206,768
Substandard	1,575	29,267	18,824	5,862	2,931	36,060	46,411	64,593	205,523
Doubtful	0	0	0	866	0	0	0	2,776	3,642
Total business lending	$502,704	$374,534	$578,221	$298,873	$168,575	$818,183	$1,022,696	$741,392	$4,505,178
Current period gross charge-offs(1)	$0	$1,282	$119	$176	$0	$100	$924	$556	$3,157

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

The following tables detail the balances in all other loan categories at December 31, 2025 and 2024:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	2020 & Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$293,599	$279,289	$302,498	$298,302	$382,256	$736,261	$22,665	$148,004	$2,462,874
Nonperforming	0	572	981	718	875	2,872	0	0	6,018
Total FICO AB	293,599	279,861	303,479	299,020	383,131	739,133	22,665	148,004	2,468,892
FICO CDE(2)
Performing	117,026	141,528	127,586	126,599	140,660	400,453	14,422	53,855	1,122,129
Nonperforming	0	3,845	3,626	4,325	1,546	11,964	0	859	26,165
Total FICO CDE	117,026	145,373	131,212	130,924	142,206	412,417	14,422	54,714	1,148,294
Total consumer mortgage	$410,625	$425,234	$434,691	$429,944	$525,337	$1,151,550	$37,087	$202,718	$3,617,186
Current period gross charge-offs(3)	$0	$0	$21	$5	$0	$30	$0	$0	$56

Consumer indirect:
Performing	$760,499	$458,410	$312,256	$217,772	$69,818	$39,547	$0	$0	$1,858,302
Nonperforming	101	279	236	223	70	143	0	0	1,052
Total consumer indirect	$760,600	$458,689	$312,492	$217,995	$69,888	$39,690	$0	$0	$1,859,354
Current period gross charge-offs(3)	$1,199	$3,323	$4,127	$2,838	$1,135	$948	$0	$0	$13,570

Consumer direct:
Performing	$88,898	$53,200	$29,486	$15,546	$4,904	$5,846	$7,251	$71	$205,202
Nonperforming	39	74	65	56	4	51	97	7	393
Total consumer direct	$88,937	$53,274	$29,551	$15,602	$4,908	$5,897	$7,348	$78	$205,595
Current period gross charge-offs(3)	$205	$891	$701	$392	$55	$25	$232	$0	$2,501

Home equity:
Performing	$65,113	$60,987	$44,399	$46,641	$45,505	$66,152	$172,782	$29,091	$530,670
Nonperforming	0	290	773	543	71	704	620	84	3,085
Total home equity	$65,113	$61,277	$45,172	$47,184	$45,576	$66,856	$173,402	$29,175	$533,755
Current period gross charge-offs(3)	$0	$0	$112	$0	$0	$34	$7	$0	$153

(1) FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.

(2) FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

(3) For the year ended December 31, 2025

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	2019 & Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$312,040	$327,737	$325,563	$418,887	$182,058	$665,652	$2,501	$124,134	$2,358,572
Nonperforming	0	0	669	748	521	4,476	0	0	6,414
Total FICO AB	312,040	327,737	326,232	419,635	182,579	670,128	2,501	124,134	2,364,986
FICO CDE(2)
Performing	149,322	139,294	138,007	151,769	93,797	352,517	33,678	43,147	1,101,531
Nonperforming	564	1,815	3,932	1,483	2,076	12,282	0	1,111	23,263
Total FICO CDE	149,886	141,109	141,939	153,252	95,873	364,799	33,678	44,258	1,124,794
Total consumer mortgage	$461,926	$468,846	$468,171	$572,887	$278,452	$1,034,927	$36,179	$168,392	$3,489,780
Current period gross charge-offs(3)	$0	$141	$30	$1	$20	$192	$0	$0	$384

Consumer indirect:
Performing	$656,284	$492,192	$380,652	$153,977	$32,812	$50,511	$0	$0	$1,766,428
Nonperforming	118	461	453	141	34	20	0	0	1,227
Total consumer indirect	$656,402	$492,653	$381,105	$154,118	$32,846	$50,531	$0	$0	$1,767,655
Current period gross charge-offs(3)	$1,468	$3,039	$3,789	$1,592	$499	$1,220	$0	$0	$11,607

Consumer direct:
Performing	$84,114	$49,126	$30,424	$12,534	$3,374	$5,527	$7,122	$0	$192,221
Nonperforming	22	21	2	17	0	8	36	0	106
Total consumer direct	$84,136	$49,147	$30,426	$12,551	$3,374	$5,535	$7,158	$0	$192,327
Current period gross charge-offs(3)	$176	$1,072	$664	$389	$74	$118	$251	$0	$2,744

Home equity:
Performing	$68,249	$53,612	$54,754	$53,466	$26,456	$56,072	$137,448	$24,950	$475,007
Nonperforming	32	234	225	43	282	534	850	218	2,418
Total home equity	$68,281	$53,846	$54,979	$53,509	$26,738	$56,606	$138,298	$25,168	$477,425
Current period gross charge-offs(3)	$0	$0	$23	$0	$8	$41	$92	$0	$164

(1) FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720 at origination.

(2) FICO CDE refers to loans with FICO scores less than 720 at origination and potentially higher risk.

(3) For the year ended December 31, 2024

For nonaccrual business lending loans greater than $500,000 that do not share the same risk characteristics with a pool of loans, the Company establishes individually assessed reserves using methods prescribed by GAAP. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. A summary of individually assessed business lending loans as of December 31, 2025 and 2024 follows:

	December 31, 2025			December 31, 2024
			Specifically			Specifically
	Carrying	Contractual	Allocated	Carrying	Contractual	Allocated
(000’s omitted)	Balance	Balance	Allowance	Balance	Balance	Allowance
Loans with allowance allocation:
CRE – multifamily	$0	$0	$0	$12,068	$12,068	$2,764
CRE – non-owner occupied	0	0	0	10,075	10,270	864
Commercial & industrial and other business loans	3,669	4,000	1,403	0	0	0
Total	$3,669	$4,000	$1,403	$22,143	$22,338	$3,628

Loans without allowance allocation:
CRE – owner occupied	$6,369	$6,735	$0	$7,554	$8,360	$0
CRE – non-owner occupied	0	0	0	1,592	2,606	0
Commercial & industrial and other business loans	7,686	10,345	0	7,672	7,672	0
Total	$14,055	$17,080	$0	$16,818	$18,638	$0

The average carrying balance of individually assessed loans was $42.7 million and $42.5 million for the years ended December 31, 2025 and 2024, respectively. An immaterial amount of interest income was recognized on individually assessed loans for the years ended December 31, 2025 and 2024.

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

The following table presents the amortized cost basis of loans at December 31, 2025, 2024 and 2023 that were both experiencing financial difficulty and modified during the years ended December 31, 2025, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Amortized Cost
		Other		Total Class of
	Term	Payment		Financing
(000s omitted except for percentages)	Extension	Delay	Total	Receivable
Year Ended December 31, 2025
Commercial & industrial and other business loans	$5,985	$0	$5,985	0.47%
Consumer mortgage	410	0	410	0.01%
Total	$6,395	$0	$6,395	0.06%

Year Ended December 31, 2024
CRE - owner occupied	$1,504	$0	$1,504	0.17%
CRE - non-owner occupied	3,191	17,942	21,133	1.19%
Commercial & industrial and other business loans	3,907	0	3,907	0.34%
Consumer mortgage	370	0	370	0.01%
Home equity	23	0	23	0.00%
Total	$8,995	$17,942	$26,937	0.26%

Year Ended December 31, 2023
CRE - owner occupied	$1,367	$0	$1,367	0.18%
CRE - non-owner occupied	700	0	700	0.04%
Consumer mortgage	281	0	281	0.01%
Home equity	31	0	31	0.01%
Total	$2,379	$0	$2,379	0.02%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance at December 31, 2025, 2024 and 2023 of such loans that have been modified in the indicated period.

			90+ Days Past
		Past Due 30 –	Due and Still
(000s omitted)	Current	89 Days	Accruing	Non-Accrual	Total
Year Ended December 31, 2025
Commercial & industrial and other business loans	$2,316	$0	$0	$3,669	$5,985
Consumer mortgage	51	0	0	359	410
Total	$2,367	$0	$0	$4,028	$6,395

Year Ended December 31, 2024
CRE - owner occupied	$1,504	$0	$0	$0	$1,504
CRE - non-owner occupied	21,133	0	0	0	21,133
Commercial & industrial and other business loans	91	0	0	3,816	3,907
Consumer mortgage	73	0	0	297	370
Home equity	0	0	0	23	23
Total	$22,801	$0	$0	$4,136	$26,937

Year Ended December 31, 2023
CRE - owner occupied	$1,367	$0	$0	$0	$1,367
CRE - non-owner occupied	700	0	0	0	700
Consumer mortgage	0	0	0	281	281
Home equity	31	0	0	0	31
Total	$2,098	$0	$0	$281	$2,379

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2025, 2024 and 2023:

	Weighted-Average Term Extension	Other Payment Delay
	(Years)	(Years)
Year Ended December 31, 2025
Commercial & industrial and other business loans	0.3	0.0
Consumer mortgage	16.3	0.0
Total	1.8	0.0

Year Ended December 31, 2024
CRE - owner occupied	2.3	0.0
CRE - non-owner occupied	1.0	0.7
Commercial & industrial and other business loans	0.3	0.0
Consumer mortgage	7.6	0.0
Home equity	1.8	0.0
Total	1.2	0.7

Year Ended December 31, 2023
CRE - owner occupied	10.0	0.0
CRE - non-owner occupied	5.0	0.0
Consumer mortgage	5.2	0.0
Home equity	9.9	0.0
Total	8.0	0.0

There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the years ended December 31, 2025, 2024 and 2023.

Allowance for Credit Losses

The following presents by loan segment the activity in the allowance for credit losses during 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Beginning	Charge-		Allowance at		Ending
(000’s omitted)	balance	offs	Recoveries	Acquisition	Provision	balance
Business lending	$37,201	$(7,134)	$907	$53	$15,128	$46,155
Consumer mortgage	15,017	(56)	22	32	(1,010)	14,005
Consumer indirect	20,895	(13,570)	8,247	0	5,342	20,914
Consumer direct	3,453	(2,501)	1,094	298	1,913	4,257
Home equity	1,548	(153)	2	159	34	1,590
Unallocated	1,000	0	0	0	0	1,000
Allowance for credit losses – loans	79,114	(23,414)	10,272	542	21,407	87,921
Liability for off-balance sheet credit exposures	1,132	0	0	0	(57)	1,075
Total allowance for credit losses and liability for off-balance sheet credit exposures	$80,246	$(23,414)	$10,272	$542	$21,350	$88,996

	Year Ended December 31, 2024
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$26,854	$(3,157)	$425	$13,079	$37,201
Consumer mortgage	15,333	(384)	43	25	15,017
Consumer indirect	18,585	(11,607)	6,508	7,409	20,895
Consumer direct	3,269	(2,744)	958	1,970	3,453
Home equity	1,628	(164)	13	71	1,548
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	66,669	(18,056)	7,947	22,554	79,114
Liability for off-balance sheet credit exposures	913	0	0	219	1,132
Total allowance for credit losses and liability for off-balance sheet credit exposures	$67,582	$(18,056)	$7,947	$22,773	$80,246

	Year Ended December 31, 2023
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$23,297	$(784)	$523	$3,818	$26,854
Consumer mortgage	14,343	(669)	48	1,611	15,333
Consumer indirect	17,852	(9,352)	5,719	4,366	18,585
Consumer direct	2,973	(2,009)	826	1,479	3,269
Home equity	1,594	(119)	14	139	1,628
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	61,059	(12,933)	7,130	11,413	66,669
Liability for off-balance sheet credit exposures	1,123	0	0	(210)	913
Total allowance for credit losses and liability for off-balance sheet credit exposures	$62,182	$(12,933)	$7,130	$11,203	$67,582

The allowance for credit losses increased to $87.9 million at December 31, 2025 compared to $79.1 million at December 31, 2024, reflective of an increase in loans outstanding and an additional qualitative factor reserve for business lending related to the increase in larger individual exposures in the business lending portfolio, while asset quality metrics remained stable.

Accrued interest receivable on loans, included in accrued interest and fees receivable in the consolidated statements of condition, totaled $35.7 million and $33.2 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses and amortized cost basis of loans.

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

For qualitative macroeconomic adjustments, the Company uses third-party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of December 31, 2025. These forecasts were factored into the qualitative portion of the calculation of the estimated credit losses and include the impact of a decline in residential real estate and vehicle prices as well as inflation. The scenarios utilized forecast stable unemployment levels, modest GDP, real household income and housing price growth, offset by some declines in auto and commercial real estate prices.

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

At December 31, 2025 and 2024, loans with a carrying amount of approximately $6.83 billion and $6.72 billion, respectively, were pledged for the availability to secure certain borrowings with the FHLB and FRB. There were $450.0 million and $610.0 million of borrowings outstanding under these arrangements at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, the carrying amount of residential real estate property in the process of foreclosure was $9.4 million and $6.3 million, respectively.

During the year ended December 31, 2025 the Company purchased loans with a carrying value of $32.5 million as part of the Santander acquisition, including $2.2 million of business lending loans, $4.1 million of consumer mortgage loans, $9.3 million of consumer direct loans, and $16.9 million of home equity loans. During the years ended December 31, 2025 and 2024, the Company sold $79.1 million and $58.8 million of secondary market eligible residential consumer mortgage loans, respectively. During the year ended December 31, 2024, the Company also sold $1.3 million of commercial loans. The Company did not sell any commercial loans during the year ended December 31, 2025.

NOTE E: PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000’s omitted)	2025	2024
Land and land improvements	$35,167	$34,589
Buildings	144,495	135,254
Leasehold improvements	56,224	28,333
Equipment	86,844	79,408
Construction in progress	24,273	5,479
	347,003	283,063
Accumulated depreciation	(153,673)	(145,544)
Operating lease right-of-use assets	53,175	46,240
Premises and equipment, net	$246,505	$183,759

As of December 31, 2025 and 2024, the Company had $0.5 million and $1.4 million, respectively, of premises and equipment held for sale, comprised of $0.2 million and $0.6 million, respectively, of land and land improvements and $0.3 million and $0.8 million, respectively, of former buildings, recorded in other assets in the consolidated statements of condition.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$89,273	$(74,519)	$14,754	$77,373	$(72,225)	$5,148
Other intangibles	144,274	(104,287)	39,987	135,833	(92,735)	43,098
Total amortizing intangibles	$233,547	$(178,806)	$54,741	$213,206	$(164,960)	$48,246

The estimated aggregate amortization expense of other intangibles for each of the five succeeding fiscal years ended December 31 is as follows (000’s omitted):

(000’s omitted)
2026	$15,572
2027	9,186
2028	7,312
2029	6,052
2030	4,873
Thereafter	11,746
Total	$54,741

Shown below are the components of the Company’s goodwill at December 31, 2025, 2024, and 2023:

(000’s omitted)	December 31, 2023	Additions/Adjustments	December 31, 2024	Additions/Adjustments	December 31, 2025
Goodwill	$845,396	$7,829	$853,225	$34,750	$887,975

Under certain circumstances, the Company sells consumer residential mortgage loans in the secondary market and typically retains the right to service the loans sold. These mortgage servicing rights were immaterial at December 31, 2025 and 2024. The total principal balance of loans serviced for others was $560.6 million and $538.1 million at December 31, 2025 and 2024, respectively. The total custodial escrow balances maintained in connection with loans serviced for others was $10.8 million and $10.5 million at December 31, 2025 and 2024, respectively.

NOTE G: EQUITY METHOD INVESTMENTS

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

NOTE H: DEPOSITS

Deposits recorded in the consolidated statements of condition consist of the following at December 31:

(000’s omitted)	2025	2024
Noninterest checking	$3,683,442	$3,557,219
Interest checking	3,033,222	2,943,288
Savings	2,488,925	2,254,034
Money market	2,975,190	2,509,715
Time	2,206,306	2,177,451
Total deposits	$14,387,085	$13,441,707

Interest on deposits recorded in the consolidated statements of income consists of the following for the years ended December 31:

(000’s omitted)	2025	2024	2023
Interest on interest checking	$14,026	$15,790	$12,950
Interest on savings	14,259	11,315	5,970
Interest on money market	61,560	55,894	33,709
Interest on time	72,355	76,521	32,708
Total interest on deposits	$162,200	$159,520	$85,337

The approximate maturities of time deposits at December 31, 2025 are as follows:

		Accounts $250,000
(000’s omitted)	All Accounts	or Greater
2026	$2,021,151	$500,428
2027	154,715	46,254
2028	18,567	955
2029	7,946	844
2030	3,927	0
Total	$2,206,306	$548,481

NOTE I: BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000’s omitted)	2025	2024
Securities sold under agreement to repurchase, short-term	$231,163	$261,553
Overnight borrowings	0	118,000
FHLB borrowings, includes discount of $52 and $102, respectively	450,439	610,645
Finance leases	8,331	8,667
Total borrowings	$689,933	$998,865

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate loan portfolio.

Securities sold under agreement to repurchase includes $211.5 million that have overnight contractual maturity and $19.7 million that mature at various dates ranging from January through December 2026.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2025 and 2024 was 1.28% and 2.42%, respectively, which includes securities sold under agreement to repurchase with a weighted average rate of 1.28% and 1.40% at December 31, 2025 and 2024, respectively.

FHLB borrowings at December 31, 2025 have contractual maturity dates as follows:

		Weighted-average
	Carrying	Rate at
(000’s omitted, except rate)	Value	December 31, 2025
2027	$151,948	4.38%
2028	298,064	4.61%
2029	427	2.50%
Total	$450,439	3.43%

Interest on borrowings recorded in the consolidated statements of income consists of the following for the years ended December 31:

(000’s omitted)	2025	2024	2023
Interest on overnight borrowings	$2,987	$4,851	$9,349
Interest on Federal Reserve short-term borrowings	0	2,643	0
Interest on securities sold under agreement to repurchase, short-term	3,061	4,584	3,094
Interest on FHLB borrowings	24,054	22,598	6,285
Interest on finance leases	423	215	0
Interest on subordinated notes payable	0	0	38
Total interest on borrowings	$30,525	$34,891	$18,766

During the first quarter of 2025, the Company entered into a new parent company unsecured committed revolving line of credit facility with a commercial bank in an amount of up to $50.0 million to be available for use for general corporate purposes including potential future merger and acquisition activity by its non-Bank subsidiaries. Outstanding borrowings under the revolving line of credit facility will bear interest at either fixed rates determined at closing or floating rates at the monthly Secured Overnight Financing Rate plus 2.25% at the option of the Company. The revolving line of credit facility will mature on February 25, 2027 and includes certain financial covenants. The Company has determined it is in compliance with these covenants as of December 31, 2025.

The Bank has an unused line of credit of $25.0 million at December 31, 2025 and 2024. The Bank has unused borrowing capacity of approximately $1.58 billion through collateralized transactions with the FHLB and $2.78 billion through collateralized transactions with the FRB.

During 2024, the Company secured $250.0 million of fixed rate FHLB term borrowings. The borrowings consist of three $50.0 million advances at interest rates ranging from 4.38% to 4.47% that were putable at the option of the FHLB in June 2025 and mature in June 2027 as the option was not exercised, and one $100.0 million advance that included a put option that was exercised by the FHLB in August 2025. The Company also secured $300.0 million in short - term borrowings through the Bank Term Funding Program at the Federal Reserve at a rate of 4.87%, to fund expected net loan growth. These short-term borrowings matured during March 2024 and the Bank Term Funding Program ceased making new loans as of March 11, 2024.

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

NOTE J: INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000’s omitted)	2025	2024	2023
Current:
Federal	$33,423	$30,170	$35,346
State and other	12,565	13,711	7,193
Deferred:
Federal	10,653	(2,836)	(4,877)
State and other	1,016	3,510	(2,626)
Amortization of investments in LIHTC and solar energy partnerships	7,282	9,669	1,271
Provision for income taxes	$64,939	$54,224	$36,307

Components of the net deferred tax asset, included in other assets, as of December 31, 2025 and 2024 are as follows:

(000’s omitted)	2025	2024
Investment securities	$115,819	$158,596
Allowance for credit losses	22,389	20,206
Employee benefits	15,725	14,430
Lease liabilities	14,348	12,424
Other, net	4,915	5,650
Deferred tax asset	173,196	211,306

Goodwill and intangibles	38,500	39,467
Lease right-of-use assets	13,448	11,737
Loan origination costs	12,399	11,579
Depreciation	6,926	623
Mortgage servicing rights	529	561
Pension	38,702	33,289
Deferred tax liability	110,504	97,256
Net deferred tax asset	$62,692	$114,050

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

(000's omitted except rates)	2025		2024		2023
U.S. federal statutory income tax rate	$57,833	21.0%	$49,708	21.0%	$35,329	21.0%

State and local income taxes, net of federal income tax effect(a)	10,578	3.8	6,787	2.9	3,425	2.1

Foreign tax effects, net of federal income tax effect	336	0.1	342	0.2	224	0.1

Tax credits, net of amortization	(466)	(0.2)	(1,341)	(0.6)	(993)	(0.5)

Nontaxable or nondeductible items:
Tax exempt income	(2,180)	(0.8)	(2,278)	(1.0)	(2,911)	(1.7)
Other	(1,162)	(0.3)	(1,465)	(0.6)	1,233	0.6

Changes in unrecognized tax benefits	0	0.0	2,471	1.0	0	0.0
Effective income tax rate	$64,939	23.6%	$54,224	22.9%	$36,307	21.6%

(a) State taxes in New York made up the majority (greater than 50 percent) of the tax effect in this category.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:

(000’s omitted)	2025	2024	2023
Unrecognized tax benefits at beginning of year	$2,471	$0	$0
Changes related to:
Increases as a result of tax positions taken during a prior period	0	3,802	0
Decreases as a result of settlements with taxing authorities	0	(1,331)	0
Unrecognized tax benefits at end of year	$2,471	$2,471	$0

All of the unrecognized tax benefits would impact the Company’s effective tax rate if recognized. During the years ended December 2025 and 2024, the Company recognized $0.4 million and $1.0 million of accrued interest related to unrecognized tax benefits in income taxes in the consolidated statements of income, respectively. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of various examinations.

The following table presents the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions for the years ended December 31:

(000’s omitted)	2025	2024	2023
Federal	$28,000	$32,000	$37,000

State:
New York	8,983	9,495	2,000
Other states(a)	3,084	1,786	2,505
Total state	12,067	11,281	4,505

Foreign	432	447	156
Cash paid for income taxes	$40,499	$43,728	$41,661
(a)	No individual state in this category represents greater than 5% of the total cash paid for income taxes.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations. The Company’s federal income tax returns for years after 2021 may still be examined by the Internal Revenue Service. The Company’s New York State income tax returns are currently under examination by the New York Department of Taxation and Finance in connection with tax years 2018 to 2020. The Company has not received notice of proposed adjustments from these examinations, and it is not possible to estimate if and when those examinations may be completed. New York State income tax returns for years after 2020 may still be examined by the New York Department of Taxation and Finance.

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

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at the beginning of year	$141,405	$158,280	$1,588	$1,714
Service cost	4,494	4,693	0	0
Interest cost	7,697	7,593	87	86
Plan amendment	5,445	0	0	0
Deferred actuarial loss/(gain)	1,760	(10,542)	(29)	(30)
Benefits paid	(17,427)	(18,619)	(168)	(182)
Benefit obligation at end of year	143,374	141,405	1,478	1,588
Change in plan assets:
Fair value of plan assets at beginning of year	273,024	267,462	0	0
Actual return of plan assets	35,560	18,839	0	0
Employer contributions	5,547	5,342	168	182
Benefits paid	(17,427)	(18,619)	(168)	(182)
Fair value of plan assets at end of year	296,704	273,024	0	0
Over/(Under) funded status at year end	$153,330	$131,619	$(1,478)	$(1,588)

Amounts recognized in the consolidated statement of condition were:
Other assets	$165,358	$145,264	$0	$0
Other liabilities	(12,028)	(13,645)	(1,478)	(1,588)

Amounts recognized in accumulated other comprehensive loss/(income) (“AOCI”) were:
Net loss	$6,856	$21,866	$292	$341
Net prior service cost (credit)	1,596	1,472	(192)	(370)
Pre-tax AOCI	8,452	23,338	100	(29)
Taxes	(2,006)	(5,727)	(22)	11
AOCI at year end	$6,446	$17,611	$78	$(18)

The benefit obligation for the defined benefit pension plan was $131.3 million and $127.8 million as of December 31, 2025 and 2024, respectively, and the fair value of plan assets as of December 31, 2025 and 2024 was $296.7 million and $273.0 million, respectively. The defined benefit pension plan was amended effective December 31, 2025, to transfer certain obligations from the Company’s non-qualified supplemental pension plan, deferred compensation plan and Restoration Plan (as defined below) into the qualified defined benefit pension plan.

The Company has unfunded supplemental pension plans for certain key active and retired executives. The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $12.0 million and $12.8 million for 2025 and 2024, respectively. The Company also has an unfunded stock balance plan for certain of its nonemployee directors. The projected benefit obligation for the unfunded stock balance plan was immaterial for 2025 and 2024, respectively.

The Company has a non-qualified deferred compensation plan for certain employees (“Restoration Plan”) whose benefits under tax-qualified retirement plans are restricted by the Internal Revenue Code Section 401(a)(17) limitation on compensation. The projected benefit obligation for the unfunded Restoration Plan was immaterial for 2025 and $0.8 million for 2024.

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

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000’s omitted)	2025	2024	2025	2024
Prior service cost/(credit)	$(471)	$(615)	$134	$134
Plan amendment	564	0	0	0
Net gain	(11,258)	(9,087)	(38)	(43)
Total	$(11,165)	$(9,702)	$96	$91

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2025	2024	2025	2024
Discount rate	6.00%	5.90%	6.00%	5.90%
Expected return on plan assets	7.20%	7.00%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Interest crediting rates	6.00% while employed,	6.00% while employed,	N/A	N/A
	4.74% after termination	4.04% after termination

The net periodic (benefit) cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000’s omitted)	2025	2024	2023	2025	2024	2023
Service cost	$4,494	$4,693	$4,433	$0	$0	$0
Interest cost	7,697	7,593	7,561	87	86	92
Expected return on plan assets	(18,752)	(18,401)	(16,079)	0	0	0
Plan amendment	193	0	0	0	0	0
Amortization of unrecognized net (gain) loss	(224)	1,131	(2,220)	22	27	22
Amortization of prior service cost	628	820	820	(179)	(179)	(179)
Net periodic benefit	$(5,964)	$(4,164)	$(5,485)	$(70)	$(66)	$(65)

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2025	2024	2023	2025	2024	2023
Discount rate	5.90%	5.20%	5.40%	5.90%	5.20%	5.40%
Expected return on plan assets	7.00%	7.00%	6.70%	N/A	N/A	N/A
Rate of compensation increase	3.50%	4.50% for 2023,	4.50% for 2023,	N/A	N/A	N/A
		3.50% for 2024+	3.50% for 2024+
Interest crediting rates	6.00% while employed	6.00% while employed,	6.00% while employed,	N/A	N/A	N/A
	4.04% after termination	4.47% after termination	3.55% after termination

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000’s omitted)	Benefits	Benefits
2026	$14,298	$187
2027	12,225	159
2028	12,336	155
2029	12,245	150
2030	12,391	146
2031-2035	62,876	632

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations. The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and future expense while an increase would have the opposite effect. The expected long-term rate of return was estimated by taking into consideration asset allocation, long-term capital market assumptions, reviewing historical returns on the type of assets held and current economic factors. The mortality tables used to determine future benefit obligations under the plan as of December 31, 2025, were the sex-distinct Pri-2012 Mortality Tables for employees, healthy annuitants and contingent survivors, adjusted for mortality improvements using Scale MP-2021 mortality improvement scale on a generational basis. The appropriateness of the assumptions are reviewed annually.

Plan Assets

The investment objective for the defined benefit pension plan is to achieve an average annual total return over a five-year period equal to the assumed rate of return used in the actuarial calculations. At a minimum performance level, the portfolio should earn the return obtainable on high quality intermediate-term bonds. The Company’s perspective regarding portfolio assets combines both preservation of capital and moderate risk-taking. Asset allocation favors fixed income securities, with a target allocation of approximately 30% equity securities, 50% fixed income securities, 15% alternative investments and 5% money market funds. Due to the volatility in the market, the target allocation is not always desirable, and asset allocations will fluctuate between acceptable ranges. Prohibited transactions include purchase of securities on margin, uncovered call options, and short sale transactions.

The fair values of the Company’s defined benefit pension plan assets at December 31, 2025 by asset category are as follows:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset category (000’s omitted)	Level 1	Level 2	Level 3	Total

Cash equivalents	$8,497	$0	$0	$8,497
Equity securities:
U.S. large-cap	53,337	0	0	53,337
U.S. mid/small cap	23,326	0	0	23,326
International	48,468	0	0	48,468
Other (a)	4,833	0	0	4,833
	129,964	0	0	129,964

Fixed income securities:
Government securities	43,964	35,566	0	79,530
Investment grade bonds	0	60,314	0	60,314
	43,964	95,880	0	139,844

Total investments at fair value (c)	182,425	95,880	0	278,305

Alternative investments measured at NAV (d)	0	0	0	16,788

Total (c)	$182,425	$95,880	$0	$295,093

The fair values of the Company’s defined benefit pension plan assets at December 31, 2024 by asset category are as follows:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset category (000’s omitted)	Level 1	Level 2	Level 3	Total

Cash equivalents	$1,526	$0	$0	$1,526
Equity securities:
U.S. large-cap	62,289	0	0	62,289
U.S. mid/small cap	17,048	0	0	17,048
International	34,074	0	0	34,074
Other (a)	1,187	0	0	1,187
	114,598	0	0	114,598

Fixed income securities:
Government securities	59,293	23,511	0	82,804
Investment grade bonds	0	61,578	0	61,578
	59,293	85,089	0	144,382

Total investments at fair value (c)	175,417	85,089	0	260,506

Alternative investments measured at NAV (d)	0	0	0	10,670

Total (c)	$175,417	$85,089	$0	$271,176
(a)	This category is comprised of exchange-traded funds representing a diversified index of equity securities.
(b)	This category is comprised of exchange-traded funds and mutual funds holding non-traditional investment classes including private equity funds and alternative exchange funds.
(c)	Excludes dividends and interest receivable totaling $1.6 million at both December 31, 2025 and 2024, respectively.
(d)	In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total investments.

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Cash equivalents – Managed portfolios, including commercial paper and other fixed income securities issued by U.S. and foreign corporations, asset-backed commercial paper, U.S. government securities, obligations of foreign governments and U.S. and foreign banks, which are valued at the closing price reported on the market on which the underlying securities are traded.

●	Equity securities and other investments – Mutual funds and equity securities are valued at the quoted market price of shares held at year-end.

●	Fixed income securities – U.S. Treasuries, municipal bonds and notes, government sponsored entities, and corporate debt valued at the closing price reported on the active market on which the individual securities are traded or for municipal bonds and notes based on quoted prices for similar assets in the active market.

●	Alternative investments – Alternative investments, primarily interests in non-exchange traded closed-end funds that operate as “interval funds” under the Investment Company Act of 1940, are measured at fair value using the net asset value (“NAV”) per share as a practical expedient. These investments are not required to be classified in the fair value hierarchy. The NAV of the funds are not publicly quoted and are based on the fair value of the underlying assets of the funds, less their liabilities, as reported by the fund manager. Securities which are traded on a national securities exchange are valued at the last reported sales price on the last business day of the plan year; investments traded in the over-the-counter market and listed securities for which no sale was reported on that date are valued at the average of the last reported bid and ask prices.

As of December 31, 2025, the Plan’s investments measured at fair value using the NAV practical expedient consisted of the following:

		Unfunded	Redemption	Redemption Notice
Investment (000’s omitted)	NAV	Commitment	Frequency	Period
Carlyle Tactical Private Credit Fund (Class N)	$1,287	$0	Quarterly	21 - 42 days
Cion Area Diversified Credit Fund (Class I)	1,304	0	Quarterly	21 days
Cliffwater Corporate Lending Fund	491	0	Quarterly	21 days
Palmer Square Opportunistic Inc. Fund	2,714	0	Quarterly	21 - 42 days
First Trust Alternative Opportunities Fund	3,317	0	Quarterly	21 - 42 days
Cascade Private Capital Fund	7,675	0	Semi-annual	14 days
Total	$16,788	$0

Although NAV is calculated daily, shares in these interval funds are not readily marketable and cannot be redeemed on demand. Instead, redemptions are subject to periodic repurchase offers made by the funds, which are typically limited to between 5% and 25% of outstanding shares at NAV, at the discretion of each funds’ Boards. If requests for repurchases exceed the maximum amount approved, repurchases may be made on a pro rata basis, and the Plan may not be able to fully redeem its position in a single period. The funds may also suspend or postpone repurchases under certain circumstances. There are no unfunded commitments related to these investments.

At December 31, 2024, the Plan’s investments measured at fair value using the NAV practical expedient consisted of the following:

		Unfunded	Redemption	Redemption Notice
Investment (000’s omitted)	NAV	Commitment	Frequency	Period
Carlyle Tactical Private Credit Fund (Class N)	$510	$0	Quarterly	21 - 42 days
Cion Area Diversified Credit Fund (Class I)	508	0	Quarterly	21 days
Cliffwater Corporate Lending Fund	499	0	Quarterly	21 days
Palmer Square Opportunistic Inc. Fund	500	0	Quarterly	21 - 42 days
First Trust Alternative Opportunities Fund	2,222	0	Quarterly	21 - 42 days
Cascade Private Capital Fund	6,431	0	Semi-annual	14 days
Total	$10,670	$0

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation. The Company made a $4.4 million contribution to its defined benefit pension plan in both 2025 and 2024. The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

401(k) Employee Stock Ownership Plan

The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 3% being eligible for a 100% matching contribution in the form of Company common stock and the next 3% being eligible for a 50% matching contribution in the form of Company common stock. The expense recognized under this plan for the years ended December 31, 2025, 2024 and 2023 was $8.5 million, $8.2 million, and $7.7 million, respectively. Effective January 1, 2010, the defined benefit pension plan was modified to a new plan design that includes an interest credit contribution to be made to the 401(k) plan. The expense recognized for this interest credit contribution for the years ended December 31, 2025, 2024, and 2023 was $2.4 million, $2.3 million, and $1.9 million, respectively.

Other Deferred Compensation Arrangements

In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees. All benefits provided under these plans are unfunded and payments to plan participants are made by the Company. At December 31, 2025 and 2024, the Company has recorded a liability of $2.9 million and $3.4 million, respectively. The expense recognized under these plans was $0.2 million for each of the years ended December 31, 2025, 2024, and 2023.

Deferred Compensation Plans for Directors

Directors of the Company may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors. Under this plan, there is a separate account for each participating director which is credited with the amount of shares that could have been purchased with the director’s fees as well as any dividends on such shares. On the distribution date, the director will receive common stock equal to the accumulated share balance in their account. As of December 31, 2025, and 2024, there were 135,424 and 140,071 shares credited to the participants’ accounts, for which a liability of $6.1 million and $6.0 million was accrued, respectively. The expense recognized under the plan for the years ended December 31, 2025, 2024 and 2023, was $0.3 million, $0.2 million, and $0.2 million, respectively.

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

NOTE L: STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees. Under this program, the Company initially authorized four million shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights. The long-term incentive program was amended effective May 25, 2011, May 14, 2014 and May 17, 2017 to authorize an additional 900,000 shares, 1,000,000 shares and 1,000,000 shares, respectively, for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and retroactive stock appreciation rights. Effective May 18, 2022, a new plan was adopted by the Company’s shareholders that authorized 600,000 shares of Company common stock for the same purpose. As of December 31, 2025, the Company has authorization to grant up to approximately 0.9 million additional shares of Company common stock for these instruments.

Nonqualified Stock Options

The Company recognized stock-based compensation expense related to non-qualified stock options of $3.5 million, $2.7 million and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. A related income tax benefit was recognized of $0.9 million, $0.7 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The nonqualified (offset) stock options in the Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death. The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-
		average Exercise
	Outstanding	Price of Shares
Outstanding at December 31, 2023	1,641,854	$54.27
Granted	315,804	44.27
Exercised	(260,642)	41.45
Forfeited	(53,089)	56.41
Outstanding at December 31, 2024	1,643,927	54.31
Granted	277,480	58.10
Exercised	(140,219)	38.45
Forfeited	(22,894)	58.69
Outstanding at December 31, 2025	1,758,294	56.12
Exercisable at December 31, 2025	1,114,382	$57.10

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2025:

	Options outstanding			Options exercisable
		Weighted-	Weighted-		Weighted-
		average	average		average
		Exercise	Remaining		Exercise
Range of Exercise Price	Shares	Price	Life (years)	Shares	Price
$0.00 – $26.00	20,001	$23.04	1.38	20,001	$23.04
$36.01 – $46.00	385,579	42.67	6.13	171,440	40.67
$46.01 – $56.00	523,212	53.74	4.90	413,319	53.66
$56.01 – $81.00	829,502	64.66	5.81	509,622	66.81
TOTAL	1,758,294	$56.12	5.56	1,114,382	$57.10

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2025 and 2024 is 5.56 years and 5.55 years, respectively. The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2025 and 2024 total $5.2 million and $9.9 million, respectively.

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

	2025	2024	2023
Weighted-average Fair Value of Options Granted	$15.71	$12.32	$14.93
Assumptions:
Weighted-average expected life (in years)	6.50	6.50	6.50
Future dividend yield	2.94%	2.77%	2.48%
Share price volatility	30.08%	29.95%	29.72%
Weighted-average risk-free interest rate	4.18%	4.31%	3.74%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $7.3 million at December 31, 2025. The weighted-average period over which this unrecognized expense would be recognized is 3.3 years. The total fair value of stock options vested during 2025, 2024, and 2023 were $3.1 million, $3.4 million and $2.7 million, respectively.

During the 12 months ended December 31, 2025 and 2024, proceeds from stock option exercises totaled $4.8 million and $10.0 million, respectively, and the related tax benefits from exercise were approximately $0.5 million and $0.6 million, respectively. During the twelve months ended December 31, 2025 and 2024, approximately 0.1 million and 0.2 million shares, respectively, were issued in connection with stock option exercises each year. The total intrinsic value of options exercised during 2025, 2024 and 2023 were $3.1 million, $4.9 million and $1.7 million, respectively.

Restricted Stock Awards

Compensation expense is recognized over the vesting period of the awards based on the fair value of the Company’s stock at grant date. The amount of stock-based compensation expense related to restricted stock vesting recognized in the income statement for 2025, 2024 and 2023 was approximately $6.5 million, $5.6 million and $4.5 million, respectively.

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

A summary of the status of the Company’s unvested restricted stock awards as of December 31, 2025, and changes during the twelve months ended December 31, 2025 and 2024, is presented below:

	Restricted	Weighted-average
	Shares	grant date fair value
Unvested at December 31, 2023	149,563	$62.31
Awards	88,929	44.43
Forfeitures	(14,457)	61.68
Vestings	(78,279)	62.41
Unvested at December 31, 2024	145,756	51.43
Awards	81,940	57.99
Forfeitures	(3,310)	53.06
Vestings	(76,051)	54.28
Unvested at December 31, 2025	148,335	$53.56

Unrecognized stock-based compensation expense related to unvested restricted stock totaled $4.7 million at December 31, 2025, which will be recognized as expense over the next three or five years according to the awards vesting schedule. The weighted-average period over which this unrecognized expense would be recognized is 1.8 years. The total fair value of restricted stock vested during 2025, 2024, and 2023 were $4.1 million, $4.9 million and $3.4 million, respectively.

Performance Awards

The long-term incentive program provides for the issuance of shares of performance award restricted stock to officers and key employees. There are two sets of performance criteria based on the individual award; (1) based on the Company’s cumulative three year Relative Total Shareholder Return (“TSR”) ranking compared to the constituents of the KBW Regional Bank Index, and continued employment weighted at 50%; and (2) three year Average Relative Return on Average Core Tangible Common Equity (“Core ROATCE”) Relative Total Performance Goal weighted at 50%. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Management estimated the fair value of the stock granted under performance criteria using the Monte Carlo Simulation and stock granted under the market criteria using the grant date fair value. Performance shares cliff vest based on performance results for a three-year period. Compensation cost is estimated based on the probability that the performance and market conditions will be achieved. As of December 31, 2025, the compensation cost is estimated at 57% payout under the terms of the plan for the different performance sets. At each reporting period, the Company will reassess the likelihood of achieving the performance criteria and will adjust compensation expense as needed. The shares have voting rights. Upon vesting of the performance shares, any dividends declared during the vesting period will be paid based on the shares vested. Total shares issuable under the plan are 124,478 at December 31, 2025 with 52,132 shares issued in 2025 and 60,358 shares issued in 2024.

	Performance
	Restricted	Weighted-average
	Shares	grant date fair value
Unvested at December 31, 2023	81,138	$27.15
Awards	60,358	21.32
Forfeitures	(25,139)	29.54
Vestings	(7,483)	31.31
Unvested at December 31, 2024	108,874	25.02
Awards	52,132	29.93
Forfeitures	(21,589)	29.31
Vestings	(14,939)	30.52
Unvested at December 31, 2025	124,478	$25.67

Unrecognized stock-based compensation expense related to unvested performance restricted stock totaled $2.3 million at December 31, 2025, which will be recognized as expense over the next three years. The weighted-average period over which this unrecognized expense would be recognized is 1.6 years. The total fair value of performance restricted stock vested during 2025 was $0.4 million, and was $0.2 million and immaterial in 2024 and 2023, respectively.

NOTE M: EARNINGS PER SHARE

The two class method is used in the calculations of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The Company has determined that all of its outstanding non-vested stock awards are participating securities as of December 31, 2025.

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. Diluted earnings per share are based on the weighted-average of the shares outstanding and the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. At December 31, 2025, 2024 and 2023 weighted-average anti-dilutive stock options outstanding were immaterial, which were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2025, 2024 and 2023.

(000’s omitted, except per share data)	2025	2024	2023
Net income	$210,455	$182,481	$131,924
Income attributable to unvested stock-based compensation awards	(873)	(740)	(447)
Income available to common shareholders	$209,582	$181,741	$131,477

Weighted-average common shares outstanding – basic	52,700	52,755	53,601
Basic earnings per share	$3.98	$3.44	$2.45

Net income	$210,455	$182,481	$131,924
Income attributable to unvested stock-based compensation awards	(873)	(740)	(447)
Income available to common shareholders	$209,582	$181,741	$131,477

Weighted-average common shares outstanding – basic	52,700	52,755	53,601
Assumed exercise of stock options	121	128	124
Weighted-average common shares outstanding – diluted	52,821	52,883	53,725

Diluted earnings per share	$3.97	$3.44	$2.45
Cash dividends declared per share	$1.86	$1.82	$1.78

Stock Repurchase Program

At its December 2025 meeting, the Board of Directors of the Company (the “Board”) approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,633,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2026. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

At its December 2024 meeting, the Board approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,628,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2025. There were 206,054 shares of treasury stock purchases made under this authorization during 2025, with an average price paid per share of $53.34.

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

NOTE N: COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to the Company’s normal credit policies. The Company’s liability for off-balance sheet credit exposures related to commitments to extend credit is included in accrued interest and other liabilities on the consolidated statements of condition and detailed in Note D. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. The fair value of the standby letters of credit is immaterial for disclosure.

The contract amounts of these commitments and contingencies are as follows at December 31:

	December 31,	December 31,
(000’s omitted)	2025	2024
Commitments to extend credit	$1,912,429	$1,635,509
Standby letters of credit	92,145	80,245
Total	$2,004,574	$1,715,754

On November 16, 2023, the Federal Deposit Insurance Corporation (“FDIC”) issued a final rulemaking that implemented a special assessment to recover the uninsured deposit losses from bank failures that occurred during 2023. The final rule anticipated collecting the special assessment over eight quarterly assessment periods beginning in 2024 at an annual rate of approximately 13.4 basis points of uninsured deposits that exceeded $5.0 billion as of December 31, 2022. The FDIC has indicated that the amount of the special assessment and number of quarterly assessment periods are subject to adjustment as their loss estimates change. The Company recorded a $1.5 million expense accrual related to the FDIC special assessment in 2023. During the year ended December 31, 2024, the Company adjusted its accrual for the FDIC special assessment for a net decrease of $0.2 million. The adjustments were made based on the receipt of new information from the FDIC that indicated an update to the special assessment amount and an increase in the number of quarterly assessment periods from eight to ten. Total FDIC insurance expense was $9.6 million, $9.0 million and $9.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company entered into agreements to invest a total of $10.0 million and $8.5 million in investment tax credits generated by a solar energy producing company during the third quarter of 2024 and second quarter of 2025, respectively. The Company has elected to account for the investments using the proportional amortization method. At December 31, 2025, the balance of the Company’s investment in these tax credits was $3.4 million and the unfunded commitment related to the solar energy tax credit investments was $1.5 million. At December 31, 2024, the balance of the Company’s investment in these tax credits was $1.4 million and the unfunded commitment related to the solar energy tax credit investments was $1.3 million. These amounts are reflected in other assets and accrued interest and other liabilities, respectively, in the consolidated statements of condition. The Company funded $8.3 million of the total commitment during the year ended December 31, 2025 and expects to fund the remaining commitment as capital calls are made. During years ended December 31, 2025 and 2024, the Company recognized $5.8 million and $8.9 million, respectively, of federal tax credits and $6.3 million and $8.4 million, respectively, of amortization of income tax credit investments in income taxes in the consolidated statements of income related to solar energy tax credits.

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

NOTE O: LEASES

The Company has operating and finance leases for certain premises and operating leases for certain equipment. These leases have remaining terms that range from less than one year to 15 years. Options to extend the leases range from a single extension option of one year to multiple extension options for up to 40 years. Certain agreements include an option to terminate the lease within one year.

The components of lease expense are as follows:

(000’s omitted)	2025	2024	2023
Operating lease cost	$11,314	$10,536	$9,358
Finance lease cost:
Amortization of right-of-use assets	588	283	0
Interest on lease liabilities	423	215	0
Variable lease cost	95	80	68
Short-term lease cost (1)	155	99	64
Total lease cost	$12,575	$11,213	$9,490
(1)	Short-term lease cost includes the cost of leases with terms of twelve months or less, excluding leases with terms of one month or less.

Supplemental cash flow information related to leases is as follows:

(000’s omitted)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$9,328	$8,756
Operating cash outflows for finance leases	423	86
Financing cash outflows for finance leases	352	71

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	17,472	16,043
Finance leases	0	8,608

Supplemental balance sheet information related to leases is as follows:

(000’s omitted, except lease term and discount rate)	2025	2024
Operating leases
Operating lease right-of-use assets	$53,175	$46,240
Operating lease liabilities	56,728	48,947

Finance leases
Finance lease right-of-use assets	7,737	8,325
Finance lease liabilities	8,331	8,667

Weighted average remaining lease term
Operating leases	7.8 years	7.4 years
Finance leases	13.4 years	14.4 years

Weighted average discount rate
Operating leases	4.38%	4.23%
Finance leases	5.01%	5.01%

Maturities of lease liabilities as of December 31, 2025 are as follows:

(000’s omitted)	Operating Leases	Finance Leases
2026	$11,824	$782
2027	9,878	789
2028	8,049	796
2029	6,702	809
2030	5,750	874
Thereafter	25,621	7,513
Total lease payments	67,824	11,563
Less imputed interest	(11,096)	(3,232)
Total	$56,728	$8,331

Maturities of lease liabilities as of December 31, 2024 are as follows:

(000’s omitted)	Operating Leases	Finance Leases
2025	$10,808	$775
2026	9,520	782
2027	7,338	789
2028	5,892	796
2029	4,522	809
Thereafter	19,951	8,370
Total lease payments	58,031	12,321
Less imputed interest	(9,084)	(3,654)
Total	$48,947	$8,667

Included in the Company’s operating leases are related party leases where BPAS-APS and OneGroup, subsidiaries of the Company, lease office space from 706 North Clinton, LLC (“706 North Clinton”), an entity the Company holds a 50% membership interest in through its subsidiary OPFC II. As of December 31, 2025, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $2.6 million and $2.6 million, respectively. As of December 31, 2024, the operating lease right-of-use assets and operating lease liabilities associated with these related party leases total $2.6 million and $2.7 million, respectively. As of December 31, 2025, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 4.8 years and 3.74%, respectively. As of December 31, 2024, the weighted average remaining lease term and weighted average discount rate for the Company’s related party leases are 5.2 years and 3.69%, respectively.

The maturities of the Company’s related party lease liabilities as of December 31, 2025 are as follows:

(000’s omitted)	706 North Clinton, LLC
2026	$615
2027	615
2028	615
2029	615
2030	320
Thereafter	108
Total lease payments	2,888
Less imputed interest	(240)
Total	$2,648

The maturities of the Company’s related party lease liabilities as of December 31, 2024 are as follows:

(000’s omitted)	706 North Clinton, LLC
2025	$605
2026	615
2027	506
2028	506
2029	506
Thereafter	211
Total lease payments	2,949
Less imputed interest	(261)
Total	$2,688

As of December 31, 2025, the Company has two additional operating leases for office space associated with new bank branches that are signed but have not yet commenced with lease terms of 10 years. The Company will be involved to varying degrees in the construction and design of the space and anticipates that the operating leases will commence during 2026. Upon commencement, lease right-of-use assets and lease liabilities of approximately $3.7 million will be recorded in the consolidated statements of condition.

NOTE P: REGULATORY MATTERS

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the OCC for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2025, the Bank had approximately $210.6 million in undivided profits legally available for the payment of dividends.

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

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2025, that the Company and Bank meet all applicable capital adequacy requirements.

The Company and the Bank are required to maintain a “capital conservation buffer,” composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.50% for both 2025 and 2024. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer in 2025 and 2024, the Company and the Bank must maintain: (i) Common equity Tier 1 capital to total risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to total risk-weighted assets of at least 8.5%, and (iii) Total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of at least 10.5%. As of December 31, 2024 and 2023, the amounts, ratios and requirements for the Company are presented below. As of December 31, 2025, the OCC categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.

					For capital adequacy		To be well-capitalized
			For capital adequacy		purposes plus Capital		under prompt
	Actual		purposes		Conservation Buffer		corrective action
(000’s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community Financial System, Inc.:
2025
Tier 1 Leverage ratio	$1,526,400	9.21%	$662,589	4.00%			$828,237	5.00%
Common equity tier 1 capital	1,526,265	14.04%	489,296	4.50%	$761,127	7.00%	706,761	6.50%
Tier 1 risk-based capital	1,526,400	14.04%	652,395	6.00%	924,226	8.50%	869,860	8.00%
Total risk-based capital	1,614,984	14.85%	869,860	8.00%	1,141,691	10.50%	1,087,325	10.00%
2024
Tier 1 Leverage ratio	$1,454,209	9.19%	$633,020	4.00%			$791,275	5.00%
Common equity tier 1 capital	1,454,067	14.23%	459,829	4.50%	$715,290	7.00%	664,198	6.50%
Tier 1 risk-based capital	1,454,209	14.23%	613,106	6.00%	868,566	8.50%	817,474	8.00%
Total risk-based capital	1,533,798	15.01%	817,474	8.00%	1,072,935	10.50%	1,021,843	10.00%

Community Bank, N.A.:
2025
Tier 1 Leverage ratio	$1,290,032	7.85%	$657,081	4.00%			$821,351	5.00%
Common equity tier 1 capital	1,289,897	12.02%	482,975	4.50%	$751,294	7.00%	697,631	6.50%
Tier 1 risk-based capital	1,290,032	12.02%	643,967	6.00%	912,286	8.50%	858,622	8.00%
Total risk-based capital	1,378,616	12.84%	858,622	8.00%	1,126,942	10.50%	1,073,278	10.00%
2024
Tier 1 Leverage ratio	$1,210,171	7.69%	$629,589	4.00%			$786,986	5.00%
Common equity tier 1 capital	1,210,029	11.96%	455,433	4.50%	$708,451	7.00%	657,847	6.50%
Tier 1 risk-based capital	1,210,171	11.96%	607,244	6.00%	860,262	8.50%	809,658	8.00%
Total risk-based capital	1,289,760	12.74%	809,658	8.00%	1,062,677	10.50%	1,012,073	10.00%

NOTE Q: PARENT COMPANY STATEMENTS

The condensed statements of condition of the parent company, Community Financial System, Inc., at December 31 are as follows:

(000's omitted)	2025	2024
Assets:
Cash and cash equivalents	$77,396	$132,038
Investment securities	8,697	11,076
Investment in and advances to:
Bank subsidiary	1,676,031	1,423,702
Non-bank subsidiaries	221,304	208,477
Equity method investments	37,065	0
Other assets	27,654	23,485
Total assets	$2,048,147	$1,798,778

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$42,113	$35,943
Shareholders' equity	2,006,034	1,762,835
Total liabilities and shareholders' equity	$2,048,147	$1,798,778

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2025	2024	2023
Revenues:
Dividends from subsidiaries:
Bank subsidiary	$61,500	$77,000	$89,500
Non-bank subsidiaries	20,000	52,000	10,000
Interest and dividends on investments	627	344	343
Gain on debt extinguishment	0	0	242
Loss from equity method investments	(285)	0	0
Total revenues	81,842	129,344	100,085
Expenses:
Interest on borrowings	0	0	38
Other expenses	7,174	7,346	6,877
Total expenses	7,174	7,346	6,915

Income before tax benefit and equity in undistributed net income of subsidiaries	74,668	121,998	93,170
Income tax benefit	(300)	4,231	2,227
Income before equity in undistributed net income of subsidiaries	74,368	126,229	95,397
Equity in undistributed net income of subsidiaries	136,087	56,252	36,527
Net income	$210,455	$182,481	$131,924
Other comprehensive income, net of tax:
Changes in other comprehensive income related to pension and other post retirement obligations	$11,069	$9,611	$4,097
Changes in other comprehensive income (loss) related to unrealized gains (losses) on investment securities	118,026	(804)	125,450
Other comprehensive income	129,095	8,807	129,547
Comprehensive income	$339,550	$191,288	$261,471

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2025	2024	2023
Operating activities:
Net income	$210,455	$182,481	$131,924
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(136,087)	(56,252)	(36,527)
Gain on debt extinguishment	0	0	(242)
Loss from equity method investments	285	0	0
Net change in other assets and other liabilities	1,850	(1,080)	(573)
Net cash provided by operating activities	76,503	125,149	94,582
Investing activities:
Purchases of investment securities, net	(336)	(364)	(2,237)
Maturities of investment securities	3,000	0	0
Payments for investments in subsidiaries	(135)	0	0
Purchases of equity method investments	(37,350)	0	0
Net cash used in investing activities	(34,821)	(364)	(2,237)
Financing activities:
Repayment of advances from subsidiaries	(563)	(622)	(533)
Repayment of borrowings	0	0	(3,000)
Issuance of common stock	12,967	15,465	10,284
Purchases of treasury stock	(11,168)	(45,836)	(30,016)
Cash dividends paid	(97,560)	(95,777)	(95,102)
Net cash used in financing activities	(96,324)	(126,770)	(118,367)
Change in cash and cash equivalents	(54,642)	(1,985)	(26,022)
Cash and cash equivalents at beginning of year	132,038	134,023	160,045
Cash and cash equivalents at end of year	$77,396	$132,038	$134,023

Supplemental disclosures of cash flow information:
Cash paid for interest	$0	$0	$45
Supplemental disclosures of noncash financing activities:
Dividends declared and unpaid	$25,000	$24,410	$24,168
Advances from subsidiaries	563	622	533

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

	December 31, 2025
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,133,932	$61,294	$0	$2,195,226
Obligations of state and political subdivisions	0	391,917	0	391,917
Government agency mortgage-backed securities	0	278,885	0	278,885
Corporate debt securities	0	4,912	0	4,912
Government agency collateralized mortgage obligations	0	4,401	0	4,401
Total available-for-sale investment securities	2,133,932	741,409	0	2,875,341
Equity securities	4,414	0	0	4,414
Mortgage loans held for sale	0	108	0	108
Commitments to originate real estate loans for sale	0	0	154	154
Forward sales commitments	0	15	0	15
Interest rate swap agreements asset	0	7,524	0	7,524
Interest rate swap agreements liability	0	(7,524)	0	(7,524)
Total	$2,138,346	$741,532	$154	$2,880,032

	December 31, 2024
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,025,164	$58,622	$0	$2,083,786
Obligations of state and political subdivisions	0	386,495	0	386,495
Government agency mortgage-backed securities	0	301,224	0	301,224
Corporate debt securities	0	7,697	0	7,697
Government agency collateralized mortgage obligations	0	6,512	0	6,512
Total available-for-sale investment securities	2,025,164	760,550	0	2,785,714
Equity securities	2,354	0	0	2,354
Mortgage loans held for sale	0	1,470	0	1,470
Commitments to originate real estate loans for sale	0	0	215	215
Forward sales commitments	0	(8)	0	(8)
Interest rate swap agreements asset	0	2,664	0	2,664
Interest rate swap agreements liability	0	(2,664)	0	(2,664)
Total	$2,027,518	$762,012	$215	$2,789,745

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available for sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and the security’s terms and conditions, are observable. See Note C for further disclosure of the fair value of investment securities.

●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $0.1 million and $1.5 million at December 31, 2025 and 2024, respectively. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale was recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.

●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.

●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from a third-party provider. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	December 31, 2025				December 31, 2024
				Total Fair				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$14,361	$14,361	$0	$0	$19,315	$19,315
Other real estate owned	0	0	5,778	5,778	0	0	2,781	2,781
Mortgage servicing rights	0	0	853	853	0	0	460	460
Contingent consideration	0	0	(9,220)	(9,220)	0	0	(4,140)	(4,140)
Total	$0	$0	$11,772	$11,772	$0	$0	$18,416	$18,416

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

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate, and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company records impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There was a valuation allowance of approximately $0.3 million and $0.1 million at December 31, 2025 and 2024, respectively. During 2024 the Company recognized impairment recoveries of approximately $1.2 million.

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

During 2025, the Company made the final required payment for the CPD contract holdback contingent consideration of $0.1 million, the first required payment for the CPD revenue-based contingent consideration arrangement of $0.6 million and aggregate payments of $1.0 million for contingent consideration arrangements related to OneGroup acquisitions in 2023 and 2024, and BPA acquisitions made in 2025.

During 2024, three payments were made on the CPD contingent consideration totaling $1.5 million, based on satisfaction of certain customer retention requirements. The remaining contingent consideration liability related to the CPD acquisition was revalued at December 31, 2024 for an adjusted fair value of $1.9 million.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company did not recognize an impairment charge during 2025 or 2024. See Note F for more detail.

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

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	December 31, 2025	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$14,361	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	5,778	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 27.2% (26.8%)
Commitments to originate real estate loans for sale	154	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	853	Discounted cash flow	Weighted average constant prepayment rate	22.6% - 25.5% (22.8%)
			Weighted average discount rate	4.9% - 5.5% (5.5%)
Contingent consideration	(9,220)	Discounted cash flow	Discount rate	12.2% - 18.4% (13.6%)
			Probability of achievement	30.0% - 82.0% (65.6%)

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	December 31, 2024	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$19,315	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	2,781	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 93.1% (51.0%)
Commitments to originate real estate loans for sale	215	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	460	Discounted cash flow	Weighted average constant prepayment rate	16.1% - 22.8% (16.6%)
			Weighted average discount rate	5.3% - 5.6% (5.6%)
Contingent consideration	(4,140)	Discounted cash flow	Discount rate	18.4%
			Probability of achievement	82.0%

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at December 31, 2025 and 2024 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	December 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$10,861,836	$10,745,154	$10,353,251	$9,969,696
Held-to-maturity securities	1,454,166	1,370,464	1,345,155	1,220,168
Financial liabilities:
Deposits	14,387,085	14,377,084	13,441,707	13,428,682
Overnight borrowings	0	0	118,000	118,000
Securities sold under agreement to repurchase, short-term	231,163	231,163	261,553	261,553
Other Federal Home Loan Bank borrowings	450,439	456,821	610,646	620,045

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

Notional values and fair values of derivative instruments as of December 31, 2025 and 2024 are as follows:

	December 31, 2025
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of	Fair	Notional	Statement of	Fair
(000’s omitted)	Amount	Condition Location	Value	Amount	Condition Location	Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$5,631	Other assets	$154	$0	Accrued interest and other liabilities	$0
Forward sales commitments	763	Other assets	15	0	Accrued interest and other liabilities	0
Interest rate swaps	459,251	Other assets	7,524	459,251	Accrued interest and other liabilities	7,524
RPA sold	0	Other assets	0	83,843	Accrued interest and other liabilities	0
RPA purchased	73,976	Other assets	0	0	Accrued interest and other liabilities	0
Total derivatives	$539,621		$7,693	$543,094		$7,524

	December 31, 2024
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of	Fair	Notional	Statement of	Fair
(000’s omitted)	Amount	Condition Location	Value	Amount	Condition Location	Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$9,027	Other assets	$215	$0	Accrued interest and other liabilities	$0
Forward sales commitments	767	Other assets	(8)	0	Accrued interest and other liabilities	0
Interest rate swaps	210,931	Other assets	2,664	210,931	Accrued interest and other liabilities	2,664
RPA sold	0	Other assets	0	13,170	Accrued interest and other liabilities	0
RPA purchased	56,306	Other assets	0	0	Accrued interest and other liabilities	0
Total derivatives	$277,031		$2,871	$224,101		$2,664

The notional amount for interest rate swaps represents the underlying principal amount used to calculate interest payments that are exchanged periodically. The notional amount for risk participation agreements represents the amount of exposure assumed or shared in case of borrower default. The notional amount for commitments to originate real estate loans for sale represents the unpaid principal amount of loans that have been committed to originate. The notional amount for forward sales commitments represents the total underlying principal amount of loans or commitments that the Company has contracted to sell at a specified price in the future.

Fee income earned on interest rate swaps and risk participation agreements is recognized in other banking services noninterest revenues in the consolidated statements of income during the period the derivative instrument is executed. During the years ended December 31, 2025 and 2024, the Company recognized $2.8 million and $1.8 million of fee income associated with interest rate swaps and risk participation agreements, respectively.

Cash collateral is posted by the Company with counterparties to secure certain derivatives, which is restricted cash and is included in cash and cash equivalents on the consolidated statements of condition. The amount of such collateral at December 31, 2025 and 2024 was $14.8 million and $5.1 million, respectively.

The Company assessed its counterparty risk at December 31, 2025 and 2024 and determined any credit risk inherent in derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note R to these consolidated financial statements.

NOTE T: VARIABLE INTEREST ENTITIES

In connection with the Company’s acquisition of Oneida Financial Corp., the Company acquired OPFC II which holds a 50% membership interest in 706 North Clinton, an entity formed for the purpose of acquiring and rehabilitating real property. The real property held by 706 North Clinton is principally occupied by subsidiaries of the Company. The Company analyzed the operating agreement and capital structure of 706 North Clinton and determined that it was the primary beneficiary and therefore should consolidate 706 North Clinton in its financial statements. This conclusion was based on the determination that the Company has a de facto agency relationship because of the financing arrangement between the other member of 706 North Clinton and the Bank which provides OPFC II with both the power to direct the activities of 706 North Clinton and the obligation to absorb any losses of 706 North Clinton.

The carrying amount of the assets and liabilities of 706 North Clinton and the classification of these assets and liabilities in the Company’s consolidated statements of condition at December 31 are as follows:

(000’s omitted)	2025	2024
Cash and cash equivalents	$120	$154
Premises and equipment, net	4,964	5,127
Other assets	96	83
Total assets	$5,180	$5,364
Accrued interest and other liabilities / Total liabilities	$28	$0

In addition to the assets and liabilities of 706 North Clinton, the minority interest in 706 North Clinton of $2.6 million at December 31, 2025 is included in the Company’s consolidated statements of condition. The creditors of 706 North Clinton do not have a claim on the general assets of the Company. The Company’s maximum loss exposure net of minority interest in 706 North Clinton is approximately $4.8 million as of December 31, 2025, including a $2.2 million loss exposure related to the financing agreement between the other member of 706 North Clinton and the Bank.

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

CBNA operates the Banking and Corporate segment that provides a wide array of lending and depository-related products and services to individuals, businesses, and governmental units with branch locations in Upstate New York as well as Northeastern Pennsylvania, Vermont, Western Massachusetts and Southern New Hampshire. In addition to these general intermediation services, the Banking and Corporate segment provides treasury management solutions and payment processing services. The Banking and Corporate segment also includes certain corporate overhead-related expenses.

The Employee Benefit Services segment, which includes the operating subsidiaries of BPA, BPAS-APS, BPAS Trust Company of Puerto Rico, NRS, GTC, HB&T and HSI, provides employee benefit trust, collective investment fund, retirement plan and health savings account administration, fund administration, transfer agency, actuarial, health and welfare consulting services and introducing broker-dealer services.

The Insurance Services segment includes the operating subsidiary OneGroup, a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services, as well as the Company’s equity method investment in Leap.

The Wealth Management Services segment is comprised of wealth management services including trust services provided by the Nottingham Trust division within the Bank, broker-dealer and investment advisory services provided by NISI and Wealth Partners, as well as asset management services provided by Nottingham.

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

There are no transactions with a single customer that result in revenues that exceed ten percent of consolidated total revenues.

Information about reportable segments and reconciliations of the information to the consolidated financial statements follows:

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Year Ended December 31, 2025
Net interest income from external customers	$506,014	$536	$0	$0	$506,550
Noninterest revenues from external customers	82,751	137,006	54,410	37,200	311,367
Revenues from external customers	588,765	137,542	54,410	37,200	817,917
Equity in net loss of investees accounted for by the equity method	0	0	(285)	0	(285)
Intersegment revenues	(1,972)	4,821	303	2,231	5,383
	586,793	142,363	54,428	39,431	823,015

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(5,383)
Other revenues (a)					375
Total consolidated revenues					$818,007

Less segment expenses: (b)
Provision for credit losses	21,350	0	0	0
Salaries and employee benefits	194,341	65,081	35,250	22,716
Data processing and communications	58,987	4,659	3,638	2,877
Occupancy and equipment	42,355	3,768	1,677	553
Legal and professional fees	10,903	6,772	516	519
Business development and marketing	13,815	353	892	75
Other segment items (c)	29,505	5,883	1,928	625
Segment adjusted income before income taxes	$215,537	$55,847	$10,527	$12,066	$293,977

Reconciliation of profit or loss (segment adjusted income before income taxes):
Unrealized gain on equity securities					375
Amortization of intangible assets					(13,846)
Restructuring expenses					(1,499)
Acquisition expenses					(3,663)
Litigation accrual					50
Total consolidated income before income taxes					$275,394

Other segment disclosures:
Interest income	$698,739	$2,586	$200	$592	$702,117

Reconciliation of interest income:
Elimination of intersegment interest income					(2,842)
Total consolidated interest income					$699,275

Interest expense	$195,567	$0	$0	$0	$195,567

Reconciliation of interest expense:
Elimination of intersegment interest expense					(2,842)
Total consolidated interest expense					$192,725

Depreciation (d)	$14,271	$704	$401	$201	$15,577
Amortization of intangible assets	2,496	7,078	3,770	502	13,846
Goodwill	764,558	91,046	28,708	3,663	887,975
Core deposit intangibles, net	14,754	0	0	0	14,754
Other intangibles, net	522	19,905	17,990	1,570	39,987
Segment assets	17,018,395	250,457	115,108	42,835	17,426,795

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(123,499)
Total consolidated assets					$17,303,296
(a)	Other revenues includes $375 of unrealized gain on equity securities.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(c)	Other segment items for each reportable segment includes:

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

(d)	The amount of depreciation disclosed by reportable segment is included within the data processing and communications and occupancy and equipment expense captions.

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Year Ended December 31, 2024
Net interest income from external customers	$448,593	$524	$0	$0	$449,117
Noninterest revenues from external customers	77,278	132,244	50,249	36,671	296,442
Revenues from external customers	525,871	132,768	50,249	36,671	745,559
Intersegment revenues	(1,909)	4,618	220	1,998	4,927
	523,962	137,386	50,469	38,669	750,486

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(4,927)
Other revenues (a)					744
Total consolidated revenues					$746,303

Less segment expenses: (b)
Provision for credit losses	22,773	0	0	0
Salaries and employee benefits	182,270	63,715	34,566	23,494
Data processing and communications	51,563	4,068	3,473	2,739
Occupancy and equipment	37,740	3,822	1,576	597
Legal and professional fees	9,684	5,175	748	430
Business development and marketing	14,805	199	947	108
Other segment items (c)	27,975	4,663	1,767	774
Segment adjusted income before income taxes	$177,152	$55,744	$7,392	$10,527	$250,815

Reconciliation of profit or loss (segment adjusted income before income taxes):
Unrealized gain on equity securities					1,231
Amortization of intangible assets					(14,259)
Loss on sales of investment securities					(487)
Acquisition expenses					(213)
Acquisition-related contingent consideration adjustments					(244)
Litigation accrual					(138)
Total consolidated income before income taxes					$236,705

Other segment disclosures:
Interest income	$643,004	$2,627	$144	$534	$646,309

Reconciliation of interest income:
Elimination of intersegment interest income					(2,781)
Total consolidated interest income					$643,528

Interest expense	$197,192	$0	$0	$0	$197,192

Reconciliation of interest expense:
Elimination of intersegment interest expense					(2,781)
Total consolidated interest expense					$194,411

Depreciation (d)	$12,286	$767	$420	$203	$13,676
Amortization of intangible assets	3,245	6,901	3,390	723	14,259
Goodwill	732,598	89,293	27,896	3,438	853,225
Core deposit intangibles, net	5,148	0	0	0	5,148
Other intangibles, net	724	23,314	17,888	1,172	43,098
Segment assets	16,151,718	230,098	74,855	37,654	16,494,325

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(108,281)
Total consolidated assets					$16,386,044
(a)	Other revenues includes $1,231 of unrealized gain on equity securities and $487 of realized loss on investment securities.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(c)	Other segment items for each reportable segment includes:

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

(d)	The amount of depreciation disclosed by reportable segment is included within the data processing and communications and occupancy and equipment expense captions.

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Year Ended December 31, 2023
Net interest income from external customers	$437,041	$236	$8	$0	$437,285
Noninterest revenues from external customers	69,041	118,888	47,095	31,944	266,968
Revenues from external customers	506,082	119,124	47,103	31,944	704,253
Intersegment revenues	(1,086)	3,801	215	1,701	4,631
	504,996	122,925	47,318	33,645	708,884

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(4,631)
Other revenues (a)					(52,134)
Total consolidated revenues					$652,119

Less segment expenses: (b)
Provision for credit losses	11,203	0	0	0
Salaries and employee benefits	178,524	55,505	30,306	20,681
Data processing and communications	47,965	4,063	2,972	2,585
Occupancy and equipment	37,033	3,709	1,328	578
Legal and professional fees	10,640	4,880	447	401
Business development and marketing	14,228	191	1,174	138
Other segment items (c)	27,235	4,766	2,456	694
Segment adjusted income before income taxes	$178,168	$49,811	$8,635	$8,568	$245,182

Reconciliation of profit or loss (segment adjusted income before income taxes):
Loss on sales of investment securities					(52,329)
Gain on debt extinguishment					242
Unrealized loss on equity securities					(47)
Amortization of intangible assets					(14,511)
Acquisition expenses					(63)
Acquisition-related contingent consideration adjustments					(3,280)
Restructuring expenses					(1,163)
Litigation accrual					(5,800)
Total consolidated income before income taxes					$168,231

Other segment disclosures:
Interest income	$541,144	$1,711	$123	$368	$543,346

Reconciliation of interest income:
Elimination of intersegment interest income					(1,958)
Total consolidated interest income					$541,388

Interest expense	$106,061	$0	$0	$0	$106,061

Reconciliation of interest expense:
Elimination of intersegment interest expense					(1,958)
Total consolidated interest expense					$104,103

Depreciation (d)	$11,676	$735	$403	$177	$12,991
Amortization of intangible assets	4,363	6,452	2,898	798	14,511
Goodwill	732,598	85,384	23,976	3,438	845,396
Core deposit intangibles, net	8,159	0	0	0	8,159
Other intangibles, net	958	26,883	14,430	2,161	44,432
Segment assets	15,328,785	245,967	64,904	34,288	15,673,944

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(118,191)
Total consolidated assets					$15,555,753
(a)	Other revenues includes $52,329 of realized loss on investment securities, $242 of gain on debt extinguishment and $47 of unrealized loss on equity securities.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(c)	Other segment items for each reportable segment includes:

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

Such events and transactions were evaluated through the date these consolidated financial statements were issued and the Company determined that such an event had occurred. See Note B: Acquisitions for description of a pending acquisition.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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
Executive Vice President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Community Financial System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Community Financial System, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Credit Losses - Qualitative Adjustments

As described in Notes A and D to the consolidated financial statements, management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. As of December 31, 2025, the allowance for credit losses was $87.9 million on loans of $10.9 billion. Historical credit loss experience provides the basis for the estimation of expected future credit losses. Adjustments are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, size and credit quality of acquired loans, delinquency level, risk ratings or term of loans as well as actual and forecasted US macroeconomic trends, including unemployment rates, growth of gross domestic product and median household income net of inflation, and changes in property values including home prices, commercial real estate prices, including office-specific property prices, office-specific property vacancy rates, automobile prices, and other relevant factors in comparison to longer-term performance. Multiple economic scenarios are utilized to encompass a range of economic outcomes, including baseline, upside and downside forecasts, which are weighted in the calculation.

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

February 27, 2026

We have served as the Company’s auditor since 1984.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to: (i) record, process, summarize, and report within the time periods specified in the SEC’s rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2025 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

Certain of the Company’s officers or directors have made elections to participate in, and are participating in, the Company’s dividend reinvestment plan and 401(k) plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options or the settlement of restricted stock, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the fiscal quarter ended December 31, 2025, none of the Company’s directors or officers informed the Company of the adoption of or termination of a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10 pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), and 408(b) of Regulation S-K will be included in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, to be filed with the SEC on or about March 27, 2026 (the “Proxy Statement”). The information concerning the Company’s Directors will appear under the caption “Director Nominee Qualifications and Experience” in the Proxy Statement. The information concerning the Company’s Code of Ethics will appear under the caption “Code of Business Conduct and Ethics” in the Proxy Statement. The information regarding the Company’s Audit Committee and the Audit Committee Financial Expert will appear under the caption “Audit Committee Report.” The information regarding compliance with Section 16(a) will appear under the caption “Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference. The information concerning the Company’s executive officers is presented under the “Information about our Executive Officers” section of Item 1 contained in Part I of this Annual Report on Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Company’s Proxy Statement. The information required by Item 201(d) of Regulation S-K concerning equity compensation plans is presented under the caption “Equity Compensation Plan Information” on page 36 of this Annual Report on Form 10-K.

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

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1)	All financial statements. The following consolidated financial statements of Community Financial System, Inc. and subsidiaries are included in Item 8:

-Consolidated Statements of Condition,

December 31, 2025 and 2024

-Consolidated Statements of Income,

Years ended December 31, 2025, 2024, and 2023

-Consolidated Statements of Comprehensive Income,

Years ended December 31, 2025, 2024, and 2023

-Consolidated Statements of Changes in Shareholders’ Equity,

Years ended December 31, 2025, 2024, and 2023

-Consolidated Statements of Cash Flows,

Years ended December 31, 2025, 2024, and 2023

-Notes to Consolidated Financial Statements,

December 31, 2025

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

10.27	Consulting Agreement, dated January 2, 2026, by and among Community Financial System, Inc., Community Bank, N.A., and Jeffrey Levy. (1) (2)

14.1	Community Financial System, Inc. Code of Business Conduct and Ethics, dated as of July 15, 2025. (1)

19.1	Community Financial System, Inc. Policy Prohibiting Insider Trading. (1)

21.1	Subsidiaries of Registrant. (1)

23.1	Consent of PricewaterhouseCoopers LLP. (1)

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

COMMUNITY FINANCIAL SYSTEM, INC.

By:
/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov
President and Chief Executive Officer
February 27, 2026

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2026.

By:
/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:
/s/ Marya Burgio Wlos
Marya Burgio Wlos
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

By:
/s/ Deresa F. Durkee
Deresa F. Durkee
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Directors:

/s/ Mark J. Bolus	/s/ Savneet Singh

Mark J. Bolus, Director	Savneet Singh, Director

/s/ Neil E. Fesette	/s/ Sally A. Steele

Neil E. Fesette, Director	Sally A. Steele, Director

/s/ Jeffery J. Knauss	/s/ Eric E. Stickels

Jeffery J. Knauss, Director	Eric E. Stickels, Director and Chair of the Board of Directors

/s/ Kerrie D. MacPherson	/s/ Michele Sullivan

Kerrie D. MacPherson, Director	Michele Sullivan, Director

/s/ John Parente	/s/ John A. Vaccaro

John Parente, Director	John A. Vaccaro, Director

/s/ Raymond C. Pecor, III	/s/ John F. Whipple, Jr.

Raymond C. Pecor, III, Director	John F. Whipple Jr., Director