Form 10-Q
period 2026-03-31
COMMUNITY FINANCIAL SYSTEM, INC.
filed 2026-05-08
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on April 30, 2026: 52,554,929 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2026	2025
Assets:
Cash and cash equivalents (includes restricted cash of $14,760)	$572,173	$301,755
Available-for-sale investment securities, includes pledged securities that can be sold or repledged of $317,188 and $319,478, respectively (cost of $3,132,920 and $3,148,728, respectively)	2,848,132	2,875,341
Held-to-maturity securities (fair value of $1,362,112 and $1,370,464, respectively)	1,460,750	1,454,166
Equity and other securities	81,717	77,252

Loans	11,131,184	10,949,757
Allowance for credit losses	(90,193)	(87,921)
Loans, net of allowance for credit losses	11,040,991	10,861,836

Goodwill	889,347	887,975
Core deposit intangibles, net	13,705	14,754
Other intangibles, net	40,262	39,987
Goodwill and intangible assets, net	943,314	942,716

Premises and equipment, net	247,445	246,505
Accrued interest and fees receivable	56,559	57,734
Equity method investments	36,739	37,065
Other assets	457,039	448,926

Total assets	$17,744,859	$17,303,296

Liabilities:
Noninterest-bearing deposits	$3,732,720	$3,683,442
Interest-bearing deposits	11,137,402	10,703,643
Total deposits	14,870,122	14,387,085

Securities sold under agreement to repurchase, short-term	201,027	231,163
Federal Home Loan Bank and other borrowings	446,319	458,770
Accrued interest and other liabilities	203,399	220,244
Total liabilities	15,720,867	15,297,262

Commitments and contingencies (See Note H)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 54,997,492 and 54,907,426 shares issued, respectively	54,997	54,907
Additional paid in capital	1,094,103	1,088,047
Retained earnings	1,420,143	1,387,636
Accumulated other comprehensive loss	(423,992)	(418,990)
Treasury stock, at cost (2,460,071 shares, including 79,341 shares held by deferred compensation arrangements at March 31, 2026, and 2,225,209 shares including 94,479 shares held by deferred compensation arrangements at December 31, 2025)	(125,791)	(110,945)
Deferred compensation arrangements (79,341 and 94,479 shares, respectively)	4,532	5,379
Total shareholders’ equity	2,023,992	2,006,034

Total liabilities and shareholders’ equity	$17,744,859	$17,303,296

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2026	2025
Interest income:
Interest and fees on loans	$154,378	$142,904
Interest and dividends on taxable investments	22,887	21,969
Interest and dividends on nontaxable investments	2,722	2,774
Total interest income	179,987	167,647

Interest expense:
Interest on deposits	39,373	39,286
Interest on borrowings	5,902	8,149
Total interest expense	45,275	47,435

Net interest income	134,712	120,212
Provision for credit losses	5,636	6,690
Net interest income after provision for credit losses	129,076	113,522

Noninterest revenues:
Deposit service fees	15,917	14,306
Mortgage banking	1,100	998
Other banking services	4,794	3,802
Employee benefit services	34,572	32,622
Insurance services	12,586	14,201
Wealth management services	10,332	9,862
Unrealized (loss) gain on equity securities	(401)	245
Loss from equity method investments	(326)	0
Total noninterest revenues	78,574	76,036

Noninterest expenses:
Salaries and employee benefits	80,322	76,442
Data processing and communications	17,871	16,122
Occupancy and equipment	14,882	12,698
Business development and marketing	2,535	3,130
Legal and professional fees	5,070	4,849
Amortization of intangible assets	4,246	3,482
Other expenses	8,110	8,567
Total noninterest expenses	133,036	125,290

Income before income taxes	74,614	64,268
Income taxes	17,396	14,654
Net income	$57,218	$49,614

Basic earnings per share	$1.08	$0.94
Diluted earnings per share	$1.08	$0.93

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2026	2025
Pension and other post-retirement obligations:
Amortization of actuarial losses (gains) included in net periodic pension cost, gross	$6	$(51)
Tax effect	(2)	13
Amortization of actuarial losses (gains) included in net periodic pension cost, net	4	(38)

Amortization of prior service cost included in net periodic pension cost, gross	85	112
Tax effect	(21)	(28)
Amortization of prior service cost included in net periodic pension cost, net	64	84

Other comprehensive income related to pension and other post-retirement obligations, net of taxes	68	46

Net unrealized holding (losses) gains on investment securities:
Net unrealized holding (losses) gains on investment securities, gross	(5,444)	57,227
Tax effect	1,375	(14,302)
Net unrealized holding (losses) gains on investment securities, net	(4,069)	42,925

Other comprehensive (loss) gain related to unrealized holding (losses) gains on investment securities, net of taxes	(4,069)	42,925

Derivatives designated as hedging instruments:
Net unrealized losses on cash flow hedges, gross	(1,392)	0
Tax effect	352	0
Net unrealized losses on cash flow hedges, net	(1,040)	0

Reclassification adjustment for realized losses included in net income on cash flow hedges, gross	52	0
Tax effect	(13)	0
Reclassification adjustment for realized losses included in net income on cash flow hedges, net	39	0

Other comprehensive loss related to cash flow hedges, net of taxes	(1,001)	0

Other comprehensive (loss) income, net of taxes	(5,002)	42,971
Net income	57,218	49,614
Comprehensive income	$52,216	$92,585

	As of
	March 31,	December 31,
	2026	2025
Accumulated Other Comprehensive Loss by Component:
Unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	$(8,461)	$(8,552)
Tax effect	2,005	2,028
Net unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	(6,456)	(6,524)

Unrealized loss on investment securities	(548,168)	(542,724)
Tax effect	131,633	130,258
Net unrealized loss on investment securities	(416,535)	(412,466)

Unrealized loss on cash flow hedges	(1,340)	0
Tax effect	339	0
Net unrealized loss on cash flow hedges	(1,001)	0

Accumulated other comprehensive loss	$(423,992)	$(418,990)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2026 and 2025

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total
Balance at December 31, 2025	52,682,217	$54,907	$1,088,047	$1,387,636	$(418,990)	$(110,945)	$5,379	$2,006,034

Net income				57,218				57,218

Other comprehensive loss, net of tax					(5,002)			(5,002)

Dividends declared:
Common, $0.47 per share				(24,711)				(24,711)

Common stock activity under employee stock plans	90,066	90	2,904					2,994

Stock-based compensation			2,970					2,970

Distribution of stock under deferred compensation arrangements	15,868		182			665	(847)	0

Treasury stock purchased	(250,730)					(15,511)		(15,511)

Balance at March 31, 2026	52,537,421	$54,997	$1,094,103	$1,420,143	$(423,992)	$(125,791)	$4,532	$2,023,992

Balance at December 31, 2024	52,667,836	$54,696	$1,075,537	$1,275,331	$(548,085)	$(100,539)	$5,895	$1,762,835

Net income				49,614				49,614

Other comprehensive income, net of tax					42,971			42,971

Dividends declared:
Common, $0.46 per share				(24,287)				(24,287)

Common stock activity under employee stock plans	156,930	157	(215)					(58)

Stock-based compensation			3,048					3,048

Distribution of stock under deferred compensation arrangements	12,361		(117)			762	(645)	0

Treasury stock purchased	(820)					(48)		(48)

Balance at March 31, 2025	52,836,307	$54,853	$1,078,253	$1,300,658	$(505,114)	$(99,825)	$5,250	$1,834,075

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities:
Net income	$57,218	$49,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,255	3,644
Amortization of intangible assets	4,246	3,482
Net amortization on securities, loans, finance leases and borrowings	3,882	2,996
Stock-based compensation	2,970	3,048
Provision for credit losses	5,636	6,690
Amortization of mortgage servicing rights	208	194
Unrealized loss (gain) on equity securities	401	(245)
Income from bank-owned life insurance policies	(991)	(556)
Net gain on sale of assets	(177)	(528)
Loss from equity method investments	326	0
Change in other assets and liabilities	(7,416)	(5,830)
Net cash provided by operating activities	71,558	62,509
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	18,097	12,315
Proceeds from maturities, calls, and paydowns of held-to-maturity investment securities	11,241	3,840
Proceeds from maturities and redemptions of equity and other investment securities, net	750	7,234
Purchases of held-to-maturity investment securities	(10,668)	(45,293)
Purchases of equity and other securities, net	(5,616)	(63)
Net (increase) decrease in loans	(192,346)	1,526
Cash paid for acquisitions, net of cash acquired	(12,862)	(242)
Proceeds from sales of premises, equipment and other assets	0	927
Purchases of premises and equipment	(11,260)	(10,555)
Net cash used in investing activities	(202,664)	(30,311)
Financing activities:
Net increase in deposits	483,037	450,340
Net decrease in overnight borrowings	0	(118,000)
Net (decrease) increase in securities sold under agreement to repurchase, short-term	(30,136)	5,028
Payments on and maturities of other Federal Home Loan Bank borrowings	(12,366)	(23,797)
Payments of contingent consideration for acquisitions	(1,671)	(378)
Proceeds from the issuance of common stock for employee stock plans	6,119	2,337
Purchases of treasury stock	(15,511)	(48)
Cash dividends paid	(24,823)	(24,268)
Withholding taxes paid on share-based compensation	(3,125)	(2,395)
Net cash provided by financing activities	401,524	288,819
Change in cash, cash equivalents and restricted cash	270,418	321,017
Cash, cash equivalents and restricted cash at beginning of period	301,755	197,004
Cash, cash equivalents and restricted cash at end of period	$572,173	$518,021

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,714	$47,641
Cash paid for income taxes	4,470	3,753
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	24,888	24,429
Transfers from loans to other real estate	182	394
Transfers from premises and equipment, net to other assets	4,811	0
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	297	53
Fair value of liabilities assumed	964	132
Contingent consideration in exchange for acquired assets	225	2,100

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2026

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three months ended March 31, 2026 is unaudited; however, in the opinion of Community Financial System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026.

NOTE B: ACQUISITIONS

Pending Acquisition

On January 15, 2026, the Company, through its subsidiary Community Bank, N.A. (“CBNA”), entered into an agreement to acquire ClearPoint Federal Bank & Trust for approximately $40.0 million in cash, subject to potential purchase price adjustments. The transaction is expected to expand the wealth management services revenue and offerings of the Company. The Company has received the necessary regulatory approvals, including from the Office of the Comptroller of the Currency and a waiver from filing an application with the Federal Reserve Bank of New York. The Company expects the acquisition to close on June 1, 2026, subject to customary closing conditions. The Company expects to incur certain one-time transaction-related costs in connection with the pending acquisition.

Current and Prior Period Acquisitions

During the first quarter of 2026, the Company, through its subsidiary OneGroup NY, Inc. (“OneGroup”), completed the acquisitions of two insurance agencies based in New York and Florida. Total aggregate consideration was $3.8 million in cash and contingent consideration with an estimated fair value of $0.2 million at the acquisition date. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of revenue over a period of three years following the acquisition date. The fair value of the contingent consideration at the acquisition date was determined by forecasting estimated amounts of revenue for each applicable period and applying the appropriate factor to those amounts based on the purchase agreement. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired included $3.5 million of customer list intangible assets and the Company recorded $1.2 million of goodwill in conjunction with the acquisitions. Revenues and direct expenses for the three months ended March 31, 2026 were immaterial.

On November 7, 2025, the Company, through its subsidiary CBNA, completed the acquisition of seven branch locations in the Allentown, Pennsylvania area from Santander Bank, N.A. (“Santander”), including certain branch-related loans and deposits, acquiring $31.8 million of loans and $543.7 million of deposits. The assumed deposits consist primarily of core deposits (checking, savings and money market accounts) and the purchased loans consist of in-market performing loans, primarily residential real estate loans. Total consideration was $80.9 million, including a deposit premium of 8%, or $43.5 million, and the Company recorded core deposit intangibles of $11.9 million and goodwill of $32.1 million. The effects of the acquired assets and liabilities for the acquisitions have been included in the consolidated financial statements since that date.

During 2025, the Company, through its subsidiaries Nottingham Investment Services, Inc. (“NISI”), OneGroup, Benefit Plans Administrative Services, LLC (“BPA”) and Benefit Plans Administrative Services, Inc. (“BPAS”), completed the acquisitions of certain assets of financial services companies based in Pennsylvania, Florida, Kentucky, New York, Kansas, Minnesota and Missouri. Total aggregate consideration was $4.5 million in cash and contingent consideration with an estimated fair value of $6.7 million at the acquisition date. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of revenue over periods ranging from one to four years following the acquisition date. The fair value of the contingent consideration at the acquisition date was determined by forecasting estimated amounts of revenue for each applicable period and applying the appropriate factor to those amounts based on the purchase agreement. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired included $8.4 million of customer list intangible assets and the Company recorded $2.9 million of goodwill in conjunction with the acquisitions. Revenues and direct expenses for the three months ended March 31, 2026 and 2025 were immaterial.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions.

The Santander transaction accelerates CBNA’s overall expansion in the strategic Greater Lehigh Valley and complements its existing commercial and consumer lending presence in the market. The NISI, OneGroup, BPA and BPAS transactions generally expand the Company’s wealth management services, insurance services and employee benefit services presence. Management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in acquisitions considered to be business combinations after considering the measurement period adjustment described above:

	2026	2025
(000s omitted)	Other(1)	Santander	Other(2)	Total
Consideration:
Cash	$3,802	$80,944	$4,472	$85,416
Contingent consideration	225	0	6,724	6,724
Total net consideration	4,027	80,944	11,196	92,140

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	6	546,042	0	546,042
Loans, net of allowance for credit losses	0	31,755	0	31,755
Premises and equipment	108	4,394	98	4,492
Accrued interest and fees receivable	0	230	0	230
Other assets	189	45	0	45
Core deposit intangibles	0	11,900	0	11,900
Other intangibles	3,472	0	8,441	8,441
Deposits	0	(543,734)	0	(543,734)
Other liabilities	(964)	(1,804)	(210)	(2,014)
Total identifiable assets, net	2,811	48,828	8,329	57,157
Goodwill	$1,216	$32,116	$2,867	$34,983
(1)	Includes amounts for OneGroup acquisitions completed as of March 31, 2026.
(2)	Includes amounts for NISI, OneGroup, BPA and BPAS acquisitions completed in 2025.

The Company acquired loans from Santander for which there was no evidence of a more-than-insignificant deterioration in credit quality since origination (purchased seasoned loans) with an unpaid principal balance of $31.8 million at the acquisition date. Total fair value adjustments for these loans resulted in an immaterial net discount, comprised of a noncredit premium of $0.5 million and an allowance for credit losses of $0.5 million. There were no acquired purchased credit deteriorated (“PCD”) loans.

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

The other intangibles related to the OneGroup, NISI, BPA and BPAS acquisitions, as well as the core deposit intangibles and other intangibles related to the Santander acquisition, are being amortized using an accelerated method over an estimated useful life of eight years. The goodwill, which is not amortized for book purposes, was assigned to the Insurance Services segment for the OneGroup acquisitions. The goodwill was assigned to the Banking and Corporate segment for the Santander acquisition, the Wealth Management Services segment for the NISI acquisition and the Employee Benefits Services segment for the BPA and BPAS acquisitions. The goodwill arising from the acquisitions completed in 2026 and 2025 is deductible for tax purposes.

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

NOTE C: ACCOUNTING POLICIES

The notes to the consolidated financial statements appearing in the Company’s 2025 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim consolidated financial statements.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2026, $38.1 million of accounts receivable, including $9.6 million of unbilled fee revenue, and $2.5 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2025, $44.0 million of accounts receivable, including $8.5 million of unbilled fee revenue, and $1.1 million of unearned revenue was recorded in the consolidated statements of condition.

Hedging

The Company enters into certain derivative instruments to manage exposure to variability in future expected cash flows related to financial items. Cash flow hedges are designated and accounted for in accordance with FASB ASC 815, Derivatives and Hedging. The Company may use interest rate swaps or other qualifying derivative instruments to hedge exposure to variability in cash flows attributable to changes in interest rates on financial items. All derivative instruments designated as cash flow hedges are recognized on the balance sheet at fair value on the trade date. At inception, the Company formally documents (1) the hedging relationship; (2) the risk management objective and strategy; (3) the hedged forecasted transaction; (4) the nature of the risk being hedged; and (5) the method to assess hedge effectiveness.

Derivatives designated as hedging relationships are remeasured at fair value at each reporting date. Changes in fair value of the effective portion of the hedge is recorded in accumulated other comprehensive income or loss (“AOCI”), while the ineffective portion is recognized immediately in earnings. Hedge effectiveness is assessed at inception and on a quarterly basis thereafter. The Company uses a qualitative or quantitative effectiveness assessment method, as appropriate, to conclude that the hedge is expected to be highly effective in offsetting changes in cash flows attributable to the hedged risk. Amounts deferred in AOCI are reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. Reclassifications are recorded in the same income statement line item as the hedged item. Hedge accounting is discontinued prospectively if (1) the hedging instrument expires or is terminated; (2) the hedge no longer meets effectiveness criteria; or (3) the forecasted transaction is no longer probable. Upon discontinuance, amounts in AOCI remain until the forecasted transaction impacts earnings, unless the transaction is no longer probable, in which case amounts are immediately recognized in earnings.

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

In November 2025, the FASB issued ASU 2025-09, Hedge Accounting Improvements, which amends certain aspects of the existing hedge accounting guidance to more closely align hedge accounting with the economics of an entity's risk management activities. ASU 2025-09 is applicable to all public business entities for annual reporting periods beginning after December 15, 2026 and for interim periods within those annual reporting periods, with early adoption permitted. The amendments are required to be applied prospectively, with certain transition provisions available for existing hedging relationships. The Company is evaluating the impact this will have on the consolidated financial statements but does not expect it will have a material impact on the Company’s consolidated financial statements.

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,400,883	$0	$206,984	$2,193,899	$2,399,478	$0	$204,252	$2,195,226
Obligations of state and political subdivisions	408,566	180	34,171	374,575	417,414	430	25,927	391,917
Government agency mortgage-backed securities	314,401	56	43,617	270,840	322,253	96	43,464	278,885
Corporate debt securities	5,000	0	65	4,935	5,000	0	88	4,912
Government agency collateralized mortgage obligations	4,070	0	187	3,883	4,583	0	182	4,401
Total available-for-sale portfolio	$3,132,920	$236	$285,024	$2,848,132	$3,148,728	$526	$273,913	$2,875,341

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,175,853	$0	$100,572	$1,075,281	$1,168,487	$0	$87,003	$1,081,484
Government agency mortgage-backed securities	284,897	2,558	624	286,831	285,679	3,537	236	288,980
Total held-to-maturity portfolio	$1,460,750	$2,558	$101,196	$1,362,112	$1,454,166	$3,537	$87,239	$1,370,464

As of March 31, 2026, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $4.0 million and investment securities without readily determinable fair values carried at $77.6 million, including Federal Home Loan Bank of New York (“FHLB”) common stock of $32.6 million, Federal Reserve Bank (“FRB”) common stock of $33.3 million, equity securities of $6.6 million and other investment securities of $5.1 million.

As of December 31, 2025, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $4.4 million and equity securities without readily determinable fair values carried at $72.8 million; including FHLB common stock of $33.2 million, FRB common stock of $33.3 million and other equity securities of $6.3 million.

The investment in FRB stock represents approximately half of the total required subscription, and the remaining half is unpaid and remains subject to call by the FRB.

The amount of upward and downward adjustments to equity securities without readily determinable fair values was not material for the three months ended March 31, 2026 and 2025.

The gains and losses on equity and other securities for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended
	March 31,
(000's omitted)	2026	2025
Net (loss) gain recognized on equity securities	$(401)	$245
Less: Net gain (loss) recognized on equity securities sold during the period	0	0
Unrealized (loss) gain recognized on equity securities still held	$(401)	$245

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of March 31, 2026

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,192,899	$206,984	$2,192,899	$206,984
Obligations of state and political subdivisions	84,858	1,580	249,338	32,591	334,196	34,171
Government agency mortgage-backed securities	7,397	67	260,234	43,550	267,631	43,617
Corporate debt securities	0	0	4,935	65	4,935	65
Government agency collateralized mortgage obligations	0	0	3,880	187	3,880	187
Total available-for-sale investment portfolio	$92,255	$1,647	$2,711,286	$283,377	$2,803,541	$285,024

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$1,075,281	$100,572	$1,075,281	$100,572
Government agency mortgage-backed securities	68,891	531	6,480	93	75,371	624
Total held-to-maturity portfolio	$68,891	$531	$1,081,761	$100,665	$1,150,652	$101,196

As of December 31, 2025

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,195,226	$204,252	$2,195,226	$204,252
Obligations of state and political subdivisions	12,210	22	284,268	25,905	296,478	25,927
Government agency mortgage-backed securities	200	0	272,150	43,464	272,350	43,464
Corporate debt securities	0	0	4,912	88	4,912	88
Government agency collateralized mortgage obligations	0	0	4,397	182	4,397	182
Total available-for-sale investment portfolio	$12,410	$22	$2,760,953	$273,891	$2,773,363	$273,913

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$1,081,484	$87,003	$1,081,484	$87,003
Government agency mortgage-backed securities	31,274	146	13,662	90	44,936	236
Total held-to-maturity portfolio	$31,274	$146	$1,095,146	$87,093	$1,126,420	$87,239

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated Aa1 by Moody’s Investor Services, AA+ by Standard & Poor’s, AA+ by Fitch and are guaranteed by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds one corporate debt security in an unrealized loss position and, based on an analysis of the financial position of the issuer including financial performance, liquidity and regulatory capital ratios, the issuer of the security shows a remote risk of default. Timely interest payments continue to be made on the security. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of March 31, 2026 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of March 31, 2026. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $8.4 million at March 31, 2026 and is excluded from the estimate of credit losses.

Securities classified as held-to-maturity are included under the Current Expected Credit Loss (“CECL”) methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at March 31, 2026, all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities, therefore they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future as these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an Aa1 rating from Moody’s Investor Services, AA+ rating from Standard & Poor’s, and AA+ from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of March 31, 2026. Accrued interest receivable on held-to-maturity debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $4.1 million at March 31, 2026 and is excluded from the estimate of credit losses. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000’s omitted)	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$450,003	$442,727
Due after one through five years	406,458	394,234	1,514,051	1,435,495
Due after five years through ten years	175,835	170,135	448,496	389,710
Due after ten years	593,560	510,912	401,899	305,477
Subtotal	1,175,853	1,075,281	2,814,449	2,573,409
Government agency mortgage-backed securities	284,897	286,831	314,401	270,840
Government agency collateralized mortgage obligations	0	0	4,070	3,883
Total	$1,460,750	$1,362,112	$3,132,920	$2,848,132

Investment securities with a carrying value of $2.44 billion and $2.06 billion at March 31, 2026 and December 31, 2025, respectively, were pledged to collateralize certain deposits and borrowings. Securities pledged to collateralize certain deposits and borrowings included $317.2 million and $319.5 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at March 31, 2026 and December 31, 2025, respectively.

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	March 31,	December 31,
(000’s omitted)	2026	2025
CRE – multifamily	$920,225	$917,586
CRE – owner occupied	879,538	871,801
CRE – non-owner occupied	1,786,890	1,670,451
Commercial & industrial and other business loans	1,296,798	1,274,029
Consumer mortgage	3,619,067	3,617,186
Consumer indirect	1,894,011	1,859,354
Consumer direct	200,216	205,595
Home equity	534,439	533,755
Gross loans, including deferred origination costs	11,131,184	10,949,757
Allowance for credit losses	(90,193)	(87,921)
Loans, net of allowance for credit losses	$11,040,991	$10,861,836

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of March 31, 2026 and December 31, 2025:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
March 31, 2026	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$92	$0	$436	$528	$919,697	$920,225
CRE – owner occupied	3,055	121	5,066	8,242	871,296	879,538
CRE – non-owner occupied	3,595	0	188	3,783	1,783,107	1,786,890
Commercial & industrial and other business loans	11,675	0	10,547	22,222	1,274,576	1,296,798
Consumer mortgage	27,793	4,470	28,476	60,739	3,558,328	3,619,067
Consumer indirect	18,444	991	0	19,435	1,874,576	1,894,011
Consumer direct	1,721	273	0	1,994	198,222	200,216
Home equity	4,142	740	2,390	7,272	527,167	534,439
Total	$70,517	$6,595	$47,103	$124,215	$11,006,969	$11,131,184

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2025	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$861	$0	$437	$1,298	$916,288	$917,586
CRE – owner occupied	1,050	0	6,687	7,737	864,064	871,801
CRE – non-owner occupied	399	0	87	486	1,669,965	1,670,451
Commercial & industrial and other business loans	3,372	0	12,533	15,905	1,258,124	1,274,029
Consumer mortgage	28,206	4,497	27,686	60,389	3,556,797	3,617,186
Consumer indirect	24,052	1,052	0	25,104	1,834,250	1,859,354
Consumer direct	2,123	393	0	2,516	203,079	205,595
Home equity	3,861	1,006	2,079	6,946	526,809	533,755
Total	$63,924	$6,948	$49,509	$120,381	$10,829,376	$10,949,757

Interest income on nonaccrual loans of $0.4 million and $0.1 million was recognized during the three months ended March 31, 2026 and 2025, respectively.

The Company uses several credit quality indicators to assess credit risk in an ongoing manner. The Company’s primary credit quality indicator for its business lending portfolio is an internal credit risk rating system that categorizes loans as “pass”, “special mention”, “substandard”, or “doubtful”. Credit risk ratings are applied to loans individually based on a case-by-case evaluation. Business lending loans under $250,000 are assigned either a “pass” or “substandard” risk rating. Business lending relationships with total exposures above management-defined thresholds are subject to a formal annual review to affirm the appropriate risk rating. Quarterly credit evaluations may also be completed based on the borrower’s risk rating. For all business lending relationships regardless of exposure size, risk ratings are refreshed when a borrower makes a new loan request, a loan is renewed or automated tools indicate a possible change in a borrower’s credit risk profile. In general, the following are the definitions of the Company’s credit quality indicators.

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

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at March 31, 2026 and December 31, 2025:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
March 31, 2026	2026	2025	2024	2023	2022	2021 & Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$16,467	$140,251	$12,742	$89,246	$132,520	$163,213	$135,197	$182,618	$872,254
Special mention	0	0	0	0	0	9,105	0	11,600	20,705
Substandard	0	0	0	8,814	0	13,936	1,597	2,919	27,266
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$16,467	$140,251	$12,742	$98,060	$132,520	$186,254	$136,794	$197,137	$920,225
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – owner occupied:
Risk rating
Pass	$40,020	$100,179	$88,843	$35,991	$57,074	$261,901	$37,438	$201,080	$822,526
Special mention	0	1,303	3,617	3,025	3,817	4,608	1,061	16,404	33,835
Substandard	0	1,571	1,561	890	5,311	10,982	330	2,532	23,177
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$40,020	$103,053	$94,021	$39,906	$66,202	$277,491	$38,829	$220,016	$879,538
Current period gross charge-offs(1)	$0	$0	$0	$134	$0	$0	$0	$0	$134

CRE – non-owner occupied:
Risk rating
Pass	$91,425	$181,304	$67,120	$78,557	$184,705	$384,200	$423,986	$209,661	$1,620,958
Special mention	0	0	1,401	8,472	2,105	25,713	18,265	24,492	80,448
Substandard	0	0	82	7,918	44,779	10,219	6,432	16,054	85,484
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – non-owner occupied	$91,425	$181,304	$68,603	$94,947	$231,589	$420,132	$448,683	$250,207	$1,786,890
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial & industrial and other business loans:
Risk rating
Pass	$49,856	$225,086	$144,622	$45,126	$49,810	$121,910	$465,174	$94,346	$1,195,930
Special mention	585	1,389	7,028	1,446	3,713	1,964	19,321	6,743	42,189
Substandard	0	4,063	4,724	4,312	3,483	6,714	27,915	5,916	57,127
Doubtful	0	0	0	0	0	0	0	1,552	1,552
Total commercial & industrial and other business loans	$50,441	$230,538	$156,374	$50,884	$57,006	$130,588	$512,410	$108,557	$1,296,798
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$212	$9	$221

Total business lending:
Risk rating
Pass	$197,768	$646,820	$313,327	$248,920	$424,109	$931,224	$1,061,795	$687,705	$4,511,668
Special mention	585	2,692	12,046	12,943	9,635	41,390	38,647	59,239	177,177
Substandard	0	5,634	6,367	21,934	53,573	41,851	36,274	27,421	193,054
Doubtful	0	0	0	0	0	0	0	1,552	1,552
Total business lending	$198,353	$655,146	$331,740	$283,797	$487,317	$1,014,465	$1,136,716	$775,917	$4,883,451
Current period gross charge-offs(1)	$0	$0	$0	$134	$0	$0	$212	$9	$355
(1)For the three months ended March 31, 2026.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	2020 & Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$138,662	$13,544	$90,834	$125,581	$38,245	$130,435	$131,129	$173,234	$841,664
Special mention	0	0	8,522	9,317	9,019	5,089	4,979	24,825	61,751
Substandard	0	0	0	387	1,084	8,109	1,647	2,944	14,171
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$138,662	$13,544	$99,356	$135,285	$48,348	$143,633	$137,755	$201,003	$917,586
Current period gross charge-offs(1)	$0	$0	$0	$0	$19	$82	$428	$0	$529

CRE – owner occupied:
Risk rating
Pass	$119,369	$87,429	$39,911	$60,476	$47,869	$228,439	$20,295	$192,919	$796,707
Special mention	1,310	6,357	3,082	751	0	4,995	339	28,113	44,947
Substandard	1,449	1,571	1,024	7,066	3,073	9,895	337	5,732	30,147
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$122,128	$95,357	$44,017	$68,293	$50,942	$243,329	$20,971	$226,764	$871,801
Current period gross charge-offs(1)	$0	$0	$0	$47	$0	$9	$0	$0	$56

CRE – non-owner occupied:
Risk rating
Pass	$182,535	$67,569	$97,829	$189,423	$97,178	$311,706	$351,501	$218,249	$1,515,990
Special mention	3,067	1,407	4,748	0	2,593	19,642	19,024	24,679	75,160
Substandard	0	86	7,958	45,008	1,621	6,319	6,292	12,017	79,301
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – non-owner occupied	$185,602	$69,062	$110,535	$234,431	$101,392	$337,667	$376,817	$254,945	$1,670,451
Current period gross charge-offs(1)	$0	$0	$0	$0	$1,111	$0	$0	$3,198	$4,309

Commercial & industrial and other business loans:
Risk rating
Pass	$244,969	$149,911	$48,679	$59,557	$47,301	$86,492	$441,487	$85,982	$1,164,378
Special mention	2,175	10,772	1,289	2,810	1,342	860	35,197	8,109	62,554
Substandard	3,223	2,348	4,420	3,236	2,091	5,176	21,029	3,996	45,519
Doubtful	0	0	0	0	0	0	1,578	0	1,578
Total commercial & industrial and other business loans	$250,367	$163,031	$54,388	$65,603	$50,734	$92,528	$499,291	$98,087	$1,274,029
Current period gross charge-offs(1)	$0	$0	$235	$209	$150	$50	$303	$1,293	$2,240

Total business lending:
Risk rating
Pass	$685,535	$318,453	$277,253	$435,037	$230,593	$757,072	$944,412	$670,384	$4,318,739
Special mention	6,552	18,536	17,641	12,878	12,954	30,586	59,539	85,726	244,412
Substandard	4,672	4,005	13,402	55,697	7,869	29,499	29,305	24,689	169,138
Doubtful	0	0	0	0	0	0	1,578	0	1,578
Total business lending	$696,759	$340,994	$308,296	$503,612	$251,416	$817,157	$1,034,834	$780,799	$4,733,867
Current period gross charge-offs(1)	$0	$0	$235	$256	$1,280	$141	$731	$4,491	$7,134
(1)For the year ended December 31, 2025.

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

The following tables detail the balances in all other loan categories at March 31, 2026 and December 31, 2025:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
March 31, 2026	2026	2025	2024	2023	2022	2021 & Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$55,988	$275,261	$274,243	$294,841	$291,032	$1,085,295	$19,417	$158,293	$2,454,370
Nonperforming	0	0	780	1,357	871	3,866	0	192	7,066
Total FICO AB	55,988	275,261	275,023	296,198	291,903	1,089,161	19,417	158,485	2,461,436
FICO CDE(2)
Performing	23,077	127,139	140,504	125,091	123,054	526,238	7,932	58,716	1,131,751
Nonperforming	0	0	3,365	3,662	4,764	13,160	0	929	25,880
Total FICO CDE	23,077	127,139	143,869	128,753	127,818	539,398	7,932	59,645	1,157,631
Total consumer mortgage	$79,065	$402,400	$418,892	$424,951	$419,721	$1,628,559	$27,349	$218,130	$3,619,067
Current period gross charge-offs(3)	$0	$0	$0	$0	$0	$49	$0	$0	$49

Consumer indirect:
Performing	$222,839	$712,495	$409,911	$274,063	$185,126	$88,586	$0	$0	$1,893,020
Nonperforming	0	165	280	181	317	48	0	0	991
Total consumer indirect	$222,839	$712,660	$410,191	$274,244	$185,443	$88,634	$0	$0	$1,894,011
Current period gross charge-offs(3)	$0	$587	$985	$817	$619	$449	$0	$0	$3,457

Consumer direct:
Performing	$25,696	$74,558	$46,111	$24,982	$12,330	$9,068	$7,135	$63	$199,943
Nonperforming	0	17	43	36	45	58	74	0	273
Total consumer direct	$25,696	$74,575	$46,154	$25,018	$12,375	$9,126	$7,209	$63	$200,216
Current period gross charge-offs(3)(4)	$0	$170	$345	$75	$90	$304	$1,251	$0	$2,235

Home equity:
Performing	$9,193	$63,121	$58,435	$42,151	$44,730	$106,479	$178,452	$28,748	$531,309
Nonperforming	0	0	591	777	517	441	724	80	3,130
Total home equity	$9,193	$63,121	$59,026	$42,928	$45,247	$106,920	$179,176	$28,828	$534,439
Current period gross charge-offs(3)	$0	$0	$0	$0	$0	$0	$9	$0	$9
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720.
(2)FICO CDE refers to loans with FICO scores less than 720 and potentially higher risk.
(3)For the three months ended March 31, 2026.
(4)Includes overdraft gross charge-offs.

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

(3)For the year ended December 31, 2025.

For nonaccrual business lending loans greater than $500,000 that do not share the same risk characteristics with a pool of loans, the company establishes individually assessed reserves using methods prescribed by GAAP. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. A summary of individually assessed business loans as of March 31, 2026 and December 31, 2025 follows:

	March 31, 2026			December 31, 2025
			Specifically			Specifically
	Carrying	Contractual	Allocated	Carrying	Contractual	Allocated
(000’s omitted)	Balance	Balance	Allowance	Balance	Balance	Allowance
Loans with allowance allocation:
Commercial & industrial and other business loans	$2,249	$2,249	$1,562	$3,669	$4,000	$1,403
Total	$2,249	$2,249	$1,562	$3,669	$4,000	$1,403

Loans without allowance allocation:
CRE – owner occupied	$4,884	$5,397	$0	$6,369	$6,735	$0
Commercial & industrial and other business loans	7,232	10,281	0	7,686	10,345	0
Total	$12,116	$15,678	$0	$14,055	$17,080	$0

The average carrying balance of individually assessed loans was $15.4 million and $39.8 million for the three months ended March 31, 2026 and 2025, respectively. An immaterial amount of interest income was recognized on individually assessed loans for the three months ended March 31, 2026 and 2025.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Company provides multiple types of modifications on one loan. Typically, one type of modification, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness, may be granted. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The estimate of the allowance for credit losses includes historical losses from loans that were modified due to borrower financial difficulty, therefore a charge to the allowance for credit losses is generally not recorded upon modification.

There were no loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2026. The following table presents the amortized cost basis of loans at March 31, 2025 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Amortized Cost	Total Class of
	Term	Financing
	Extension	Receivable
Three Months Ended March 31, 2025
Consumer mortgage	$449	0.01%
Total	$449	0.01%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

	March 31, 2026
			90+ Days Past
		Past Due 30 –	Due and Still
(000s omitted)	Current	89 Days	Accruing	Non-Accrual	Total
Commercial & industrial and other business loans	$63	$0	$0	$2,249	$2,312
Consumer mortgage	51	0	0	70	121
Total	$114	$0	$0	$2,319	$2,433

There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the three months ended March 31, 2026 and 2025.

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
				Acquisition
	Beginning	Charge-		Allowance		Ending
(000’s omitted)	balance	offs	Recoveries	Adjustment	Provision	balance
Business lending	$46,155	$(355)	$166	$4	$3,982	$49,952
Consumer mortgage	14,005	(49)	2	3	(1,378)	12,583
Consumer indirect	20,914	(3,457)	2,231	0	1,002	20,690
Consumer direct(1)	4,257	(2,235)	734	0	1,700	4,456
Home equity	1,590	(9)	0	(21)	(48)	1,512
Unallocated	1,000	0	0	0	0	1,000
Allowance for credit losses – loans	87,921	(6,105)	3,133	(14)	5,258	90,193
Liability for off-balance sheet credit exposures	1,075	0	0	0	378	1,453
Total allowance for credit losses and liability for off-balance sheet credit exposures	$88,996	$(6,105)	$3,133	$(14)	$5,636	$91,646
(1)	Includes overdraft charge-offs and recoveries.

	Three Months Ended March 31, 2025
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$37,201	$(723)	$99	$6,411	$42,988
Consumer mortgage	15,017	(5)	6	(1,339)	13,679
Consumer indirect	20,895	(3,965)	1,694	1,122	19,746
Consumer direct	3,453	(560)	232	908	4,033
Home equity	1,548	(7)	0	(147)	1,394
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	79,114	(5,260)	2,031	6,955	82,840
Liability for off-balance sheet credit exposures	1,132	0	0	(265)	867
Total allowance for credit losses and liability for off-balance sheet credit exposures	$80,246	$(5,260)	$2,031	$6,690	$83,707

The allowance for credit losses increased to $90.2 million at March 31, 2026 compared to $87.9 million at December 31, 2025 and $82.8 million at March 31, 2025, reflective of an increase in loans outstanding and improvement in credit quality metrics.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $38.5 million at March 31, 2026 and is excluded from the estimate of credit losses and amortized cost basis of loans.

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

For qualitative macroeconomic adjustments, the Company uses third-party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of March 31, 2026. The results of these forecasts are applied to the quantitative loss history to calculate the qualitative economic adjustment component of the allowance for credit losses. The scenarios utilized forecast stable unemployment levels, and modest growth in GDP, real household income, and housing prices, offset by some declines in auto and commercial real estate prices.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company selected projected unemployment and GDP as indicators of forecasted losses related to business lending and utilize both factors in an even weight for the calculation. The Company also considered delinquencies, risk rating changes, recent charge-off history and acquired loans as part of the review of estimated losses.

●	Business lending – real estate: The Company selected projected unemployment and commercial real estate values as indicators of forecasted losses related to commercial real estate loans and utilize both factors in an even weight for the calculation. For office properties, the Company selected projected office-specific commercial real estate values and vacancy rates and utilize both factors in an even weight for the calculation. The Company also considered the factors noted in business lending – non real estate.

●	Consumer mortgages and home equity: The Company selected projected unemployment and residential real estate values as indicators of forecasted losses related to mortgage lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.

●	Consumer indirect: The Company selected projected unemployment and vehicle valuation indices as indicators of forecasted losses related to indirect lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.

●	Consumer direct: The Company selected projected unemployment and inflation-adjusted household income as indicators of forecasted losses related to consumer direct lending and utilize both factors in an even weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.

At March 31, 2026 and December 31, 2025, loans with a carrying amount of approximately $7.01 billion and $6.83 billion, respectively, were pledged for the availability to secure certain borrowings with the FHLB and FRB. There were $437.7 million and $450.0 million of borrowings outstanding under these arrangements at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, the carrying amount of residential real estate property in the process of foreclosure was $11.3 million and $9.4 million, respectively.

During the three months ended March 31, 2026 and 2025, the Company did not purchase any loans, while the Company sold $17.6 million of secondary market eligible residential consumer mortgage loans in each period.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$26,371	$(12,666)	$13,705	$26,371	$(11,617)	$14,754
Other intangibles	126,147	(85,885)	40,262	122,675	(82,688)	39,987
Total amortizing intangibles	$152,518	$(98,551)	$53,967	$149,046	$(94,305)	$54,741

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Apr - Dec 2026	$12,098
2027	9,862
2028	7,891
2029	6,534
2030	5,259
Thereafter	12,323
Total	$53,967

A reconciliation of the carrying amount of the Company’s goodwill at December 31, 2025 and March 31, 2026 is as follows:

(000’s omitted)	December 31, 2025	Additions/Adjustments	March 31, 2026
Goodwill	$887,975	$1,372	$889,347

NOTE G: EARNINGS PER SHARE

The two-class method is used in the calculations of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. Basic earnings per share are computed based on the weighted-average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted-average number of shares outstanding, adjusted for the effect of potentially dilutive common shares such as the assumed exercise of stock options and the assumed issuance of restricted stock units (“RSUs”) and performance stock units (“PSUs”), which is calculated using the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.

The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(000’s omitted, except per share data)	2026	2025
Net income	$57,218	$49,614
Income attributable to unvested stock-based compensation awards	(196)	(198)
Income available to common shareholders	$57,022	$49,416

Weighted-average common shares outstanding – basic	52,655	52,715
Basic earnings per share	$1.08	$0.94

Net income	$57,218	$49,614
Income attributable to unvested stock-based compensation awards	(196)	(198)
Income available to common shareholders	$57,022	$49,416

Weighted-average common shares outstanding – basic	52,655	52,715
Assumed exercise of stock options and vesting of RSUs & PSUs	130	204
Weighted-average common shares outstanding – diluted	52,785	52,919
Diluted earnings per share	$1.08	$0.93

Anti-dilutive stock awards(1)	331	234
(1)	Represents the amount of stock options, RSUs, and PSUs that were excluded from the calculation of diluted earnings per share as the impact would have been anti-dilutive.

Stock Repurchase Program

At its December 2025 meeting, the Board of Directors of the Company (the “Board”) approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,633,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2026. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. There were 250,000 shares of treasury stock purchases made under this authorization during the first three months of 2026, with an average price paid per share of $61.87.

At its December 2024 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,628,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2025. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. There were no shares of treasury stock purchases made under this authorization during the first three months of 2025.

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

The contract amounts of these commitments and contingencies are as follows:

	March 31,	December 31,
(000’s omitted)	2026	2025
Commitments to extend credit	$1,938,122	$1,912,429
Standby letters of credit	106,352	92,145
Total	$2,044,474	$2,004,574

The Company entered into agreements to invest a total of $10.0 million and $8.5 million in investment tax credits generated by a solar energy producing company during the third quarter of 2024 and second quarter of 2025, respectively. The Company has elected to account for the investments using the proportional amortization method. At March 31, 2026, the balance of the Company’s investment in these tax credits was $2.5 million and the unfunded commitment related to the solar energy tax credit investments was $1.5 million. At December 31, 2025, the balance of the Company’s investment in these tax credits was $3.4 million and the unfunded commitment related to the solar energy tax credit investments was $1.5 million. These amounts were reflected in other assets and accrued interest and other liabilities, respectively, in the consolidated statements of condition. The Company funded the remaining commitment during the second quarter of 2026. During the three months ended March 31, 2026, the Company recognized $0.4 million of federal tax credits and $0.9 million of amortization of income tax credit investments in income taxes in the consolidated statements of income related to solar energy tax credits.

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

NOTE I: FAIR VALUE

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

	March 31, 2026
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,134,173	$59,726	$0	$2,193,899
Obligations of state and political subdivisions	0	374,575	0	374,575
Government agency mortgage-backed securities	0	270,840	0	270,840
Corporate debt securities	0	4,935	0	4,935
Government agency collateralized mortgage obligations	0	3,883	0	3,883
Total available-for-sale investment securities	2,134,173	713,959	0	2,848,132
Equity securities	4,021	0	0	4,021
Mortgage loans held for sale	0	150	0	150
Commitments to originate real estate loans for sale	0	0	191	191
Interest rate swap agreements asset	0	5,233	0	5,233
Interest rate swap agreements liability	0	(6,625)	0	(6,625)
Total	$2,138,194	$712,717	$191	$2,851,102

	December 31, 2025
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,133,932	$61,294	$0	$2,195,226
Obligations of state and political subdivisions	0	391,917	0	391,917
Government agency mortgage-backed securities	0	278,885	0	278,885
Corporate debt securities	0	4,912	0	4,912
Government agency collateralized mortgage obligations	0	4,401	0	4,401
Total available-for-sale investment securities	2,133,932	741,409	0	2,875,341
Equity securities	4,414	0	0	4,414
Mortgage loans held for sale	0	108	0	108
Commitments to originate real estate loans for sale	0	0	154	154
Forward sales commitments	0	15	0	15
Interest rate swap agreements asset	0	7,524	0	7,524
Interest rate swap agreements liability	0	(7,524)	0	(7,524)
Total	$2,138,346	$741,532	$154	$2,880,032

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and the security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.

●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation is recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $0.1 million at March 31, 2026 and December 31, 2025. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale is recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.

●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and therefore are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.

●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from a third-party provider. The fair value measurement of the interest rate swap is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows. Variable cash flows are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	March 31, 2026				December 31, 2025
				Total Fair				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$3,174	$3,174	$0	$0	$14,361	$14,361
Other real estate owned	0	0	5,602	5,602	0	0	5,778	5,778
Mortgage servicing rights	0	0	906	906	0	0	853	853
Contingent consideration	0	0	(7,469)	(7,469)	0	0	(9,220)	(9,220)
Total	$0	$0	$2,213	$2,213	$0	$0	$11,772	$11,772

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third-party appraisals, less estimated costs to sell, and may be further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the customer and customer’s business. Such non-observable assumptions result in a Level 3 classification of the inputs for determining fair value. The carrying value of OREO may be limited by the contractual balance of the related former loan and when this occurs OREO is not considered to be carried at fair value or included in the fair value hierarchy disclosures. OREO is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company recovers the carrying value of OREO through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company records impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There was a valuation allowance of approximately $0.3 million at March 31, 2026 and December 31, 2025.

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

During 2025, the Company made the final required payment for the Creative Plan Designs Limited (“CPD”) contract holdback contingent consideration of $0.1 million, the first required payment for the CPD revenue-based contingent consideration arrangement of $0.6 million and aggregate payments of $1.0 million for contingent consideration arrangements related to OneGroup acquisitions in 2023 and 2024, and BPA acquisitions made in 2025.

During the first quarter of 2026, the Company made aggregate payments of $2.0 million for contingent consideration arrangements related to prior period BPAS and NISI acquisitions.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company did not recognize an impairment charge during the three months ended March 31, 2026 and 2025. See Note F for more detail.

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

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	March 31, 2026	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$3,174	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	5,602	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 27.2% (27.0%)
Commitments to originate real estate loans for sale	191	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	906	Discounted cash flow	Weighted average constant prepayment rate	24.3% - 24.7% (24.3%)
			Weighted average discount rate	5.1% - 5.6% (5.6%)
Contingent consideration	(7,469)	Discounted cash flow	Discount rate	11.9% - 18.4% (13.1%)
			Probability of achievement	30.0% - 82.0% (57.0%)

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	December 31, 2025	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$14,361	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	5,778	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 27.2% (26.8%)
Commitments to originate real estate loans for sale	154	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	853	Discounted cash flow	Weighted average constant prepayment rate	22.6% - 25.5% (22.8%)
			Weighted average discount rate	4.9% - 5.5% (5.5%)
Contingent consideration	(9,220)	Discounted cash flow	Discount rate	12.2% - 18.4% (13.6%)
			Probability of achievement	30.0% - 82.0% (65.6%)

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at March 31, 2026 and December 31, 2025 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	March 31, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$11,040,991	$10,911,984	$10,861,836	$10,745,154
Held-to-maturity securities	1,460,750	1,362,112	1,454,166	1,370,464
Other investment securities	5,144	5,144	0	0
Financial liabilities:
Deposits	14,870,122	14,861,223	14,387,085	14,377,084
Securities sold under agreement to repurchase, short-term	201,027	201,027	231,163	231,163
Other Federal Home Loan Bank borrowings	438,081	442,864	450,439	456,821

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

Interest Rate Swaps

The Company enters into certain interest rate swaps to hedge the exposure to variability in forecasted cash flows from floating-rate loans. These swaps are considered derivatives and are designated as cash flow hedges. Interest rate swaps are recorded within other assets or accrued interest and other liabilities in the consolidated statements of condition at their estimated fair value. For qualifying cash flow hedges, changes in the fair value of the derivatives are recorded in other comprehensive income and recognized in the consolidated statements of income as the hedged item affects net income. Derivative amounts affecting net income are recognized in the consolidated statements of income consistent with the classification of the hedged item in net interest income. If the hedge relationship is terminated, then the change in value of the derivative recorded in accumulated other comprehensive loss is recognized in net income when the cash flows that were hedged affect net income. For hedge relationships that are discontinued because a forecasted transaction is expected to not occur according to the original hedge forecast, any related derivative values recorded in accumulated other comprehensive loss are immediately recognized in net income. There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for the periods presented.

The Company enters into certain interest rate swaps to assist customers in managing their interest rate risk. These swaps are considered derivatives, but are not designated as hedging relationships. These instruments have associated interest rate and credit risk. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties, which are also considered derivatives and are not designated as hedging relationships. Interest rate swaps are recorded within other assets or accrued interest and other liabilities on the consolidated statements of condition at their estimated fair value. The terms of the interest rate swaps with the customer and the counterparties offset each other, with the only difference being counterparty credit risk. Any changes in the fair value of the underlying derivative contracts are reported in other banking services noninterest revenue in the consolidated statements of income.

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

Notional values and fair values of derivative instruments as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of	Fair	Notional	Statement of	Fair
(000’s omitted)	Amount	Condition Location	Value	Amount	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20:
Interest rate swaps	$0	Other assets	$0	$250,000	Accrued interest and other liabilities	$1,392

Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	5,847	Other assets	189	0	Accrued interest and other liabilities	0
Interest rate swaps	545,799	Other assets	5,233	545,799	Accrued interest and other liabilities	5,233
RPA sold	0	Other assets	0	96,632	Accrued interest and other liabilities	0
RPA purchased	72,181	Other assets	0	0	Accrued interest and other liabilities	0
Subtotal	623,827		5,422	642,431		5,233

Total derivatives	$623,827		$5,422	$892,431		$6,625

	December 31, 2025
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of	Fair	Notional	Statement of	Fair
(000’s omitted)	Amount	Condition Location	Value	Amount	Condition Location	Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$5,631	Other assets	$154	$0	Accrued interest and other liabilities	$0
Forward sales commitments	763	Other assets	15	0	Accrued interest and other liabilities	0
Interest rate swaps	459,251	Other assets	7,524	459,251	Accrued interest and other liabilities	7,524
RPA sold	0	Other assets	0	83,843	Accrued interest and other liabilities	0
RPA purchased	73,976	Other assets	0	0	Accrued interest and other liabilities	0
Total derivatives	$539,621		$7,693	$543,094		$7,524

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

The following table presents derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the amounts reclassified from accumulated other comprehensive loss (“AOCI”) to income and amounts recorded in other comprehensive income (“OCI”) for the three months ended March 31, 2026.

	Three Months Ended March 31, 2026
	Amounts reclassified	Amounts recorded	Total change in
(000’s omitted)	from AOCI to income	in OCI	OCI for period
Contract type
Interest rate(1)	$(52)	$(1,392)	$(1,340)
(1)	Gains and losses on cash flow hedging relationships are recorded in interest income.

Over the next 12 months, the Company expects that approximately $0.6 million of after-tax net loss recorded in accumulated other comprehensive loss at March 31, 2026 related to cash flow hedges will be recognized in net income. No cash flow hedges have been terminated.

Fee income earned on interest rate swaps and risk participation agreements is recognized in other banking services noninterest revenues in the consolidated statements of income during the period the derivative instrument is executed. During the three months ended March 31, 2026 and March 31, 2025, the Company recognized $1.0 million and $0.3 million of fee income associated with interest rate swaps and RPAs, respectively.

Cash collateral is posted by the Company with counterparties to secure certain derivatives, which is restricted cash and is included in cash and cash equivalents on the consolidated statements of condition. The amount of such collateral was $14.8 million at March 31, 2026 and December 31, 2025.

The Company assessed its counterparty risk at March 31, 2026 and determined any credit risk inherent in the derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note I to these consolidated financial statements.

NOTE K: SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the President and Chief Executive Officer of the Company. The Company has identified (1) Banking and Corporate, (2) Employee Benefit Services, (3) Insurance Services, and (4) Wealth Management Services as its reportable segments and determined that segment adjusted income before income taxes is the reported measure of segment profit or loss. See “Note A Summary of Significant Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 27, 2026, for further detail on the factors used to identify the Company’s reportable segments and reported measure of segment profit or loss.

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

The Employee Benefit Services segment, which includes the operating subsidiaries of BPA, BPAS Actuarial & Pension Services, LLC, BPAS Trust Company of Puerto Rico, Northeast Retirement Services, LLC, Global Trust Company, Inc., Hand Benefits & Trust Company and Hand Securities Inc., provides employee benefit trust, collective investment fund, retirement plan and health savings account administration, fund administration, transfer agency, actuarial, health and welfare consulting services and introducing broker-dealer services.

The Insurance Services segment includes the operating subsidiary OneGroup, a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services, as well as the Company’s equity method investment in Leap.

The Wealth Management Services segment is comprised of wealth management services including trust services provided by the Nottingham Trust division within the Bank, broker-dealer and investment advisory services provided by NISI and Nottingham Wealth Partners, Inc., as well as asset management services provided by Nottingham Advisors, Inc.

The accounting policies used in the disclosure of business segments are the same as those described in “Note A Summary of Significant Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 27, 2026, except as follows. Segment operating revenues exclude certain items considered non-core to the operating performance of the business including realized and unrealized gains or losses on investment securities. Significant segment expenses are the expense categories significant to the segment, regularly provided to or easily computed from information regularly provided to the CODM and included in segment adjusted income before income taxes. Segment adjusted income before income taxes also excludes certain items considered non-core to the operating performance of the business including amortization of intangible assets, acquisition expenses and litigation accrual. Both segment operating revenues and significant segment expenses include certain intersegment activity associated with transactions between the segments and are eliminated in consolidation. Segment assets include certain segment cash balances held as deposits with CBNA and are eliminated in consolidation.

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

There are no transactions with a single customer that result in revenues that exceed 10 percent of consolidated total revenues.

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Three Months Ended March 31, 2026
Net interest income from external customers	$134,579	$133	$0	$0	$134,712
Noninterest revenues from external customers	21,752	34,591	12,586	10,372	79,301
Revenues from external customers	156,331	34,724	12,586	10,372	214,013
Equity in net loss of investees accounted for by the equity method	0	0	(326)	0	(326)
Intersegment revenues	(800)	1,587	71	691	1,549
	155,531	36,311	12,331	11,063	215,236

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(1,549)
Other revenues (a)					(401)
Total consolidated revenues					$213,286

Less segment expenses: (b)
Provision for credit losses	5,636	0	0	0
Salaries and employee benefits	50,130	16,646	8,582	5,921
Data processing and communications	14,948	1,217	971	735
Occupancy and equipment	13,292	1,029	442	144
Legal and professional fees	2,996	2,070	79	224
Business development and marketing	2,223	104	140	68
Other segment items (c)	6,695	918	268	64
Segment adjusted income before income taxes	$59,611	$14,327	$1,849	$3,907	$79,694

Reconciliation of profit or loss (segment adjusted income before income taxes):
Unrealized loss on equity securities					(401)
Amortization of intangible assets					(4,246)
Acquisition expenses					(433)
Total consolidated income before income taxes					$74,614

Other segment disclosures:
Interest income	$179,853	$946	$45	$171	$181,015

Reconciliation of interest income:
Elimination of intersegment interest income					(1,028)
Total consolidated interest income					$179,987

Interest expense	$46,303	$0	$0	$0	$46,303

Reconciliation of interest expense:
Elimination of intersegment interest expense					(1,028)
Total consolidated interest expense					$45,275

Depreciation (d)	$4,922	$200	$88	$45	$5,255
Amortization of intangible assets	1,095	1,834	1,188	129	4,246
Goodwill	764,714	91,046	29,924	3,663	889,347
Core deposit intangibles, net	13,705	0	0	0	13,705
Other intangibles, net	476	18,071	20,274	1,441	40,262
Segment assets	17,461,328	223,691	113,117	42,594	17,840,730

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(95,871)
Total consolidated assets					$17,744,859

(a)Other revenues includes $401 of unrealized loss on equity securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Financial System, Inc. (the “Company” or “CFSI”) as of and for the three months ended March 31, 2026 and 2025, although in some circumstances the fourth quarter of 2025 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 35. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2026, “last year” and equivalent terms refer to calendar year 2025, “first quarter” refers to the three months ended March 31, 2026, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 58.

Critical Accounting Policies and Estimates

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with current accounting principles generally accepted in the United States of America (“GAAP”) but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management considers its critical accounting estimates those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Management believes that the critical accounting estimates include the allowance for credit losses; actuarial assumptions associated with the pension, post-retirement and other employee benefit plans; and the carrying value of goodwill and other intangible assets. A summary of the critical accounting policies and estimates used by management is disclosed in the MD&A on pages 38-40 of the most recent Form 10-K (fiscal year ended December 31, 2025) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026. There have been no material changes other than those described below regarding the Allowance for Credit Losses. A summary of new accounting policies used by management is disclosed in Note C, “Accounting Policies” on page 11 of this Form 10-Q.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s judgment of an estimated amount of lifetime losses on outstanding loans at the balance sheet date. This is estimated using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The determination of the appropriateness of the ACL is complex and applies significant and highly subjective estimates. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. The Company utilizes three methods for calculating the ACL: cumulative loss, vintage loss and line loss. Historical credit loss experience provides the basis for the estimation of expected future credit losses in all three methodologies. Qualitative adjustments are made for differences in portfolio risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices, commercial real estate prices including office property-specific price forecasts, office property-specific vacancy rates, automobile prices, gross domestic product, and median household income net of inflation. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside forecasts. During the first quarter of 2026, the Company updated the ACL model to add 2025 data into the historical data used for calculating the quantitative and qualitative factors as part of the annual model update procedures. With the update, the quantitative reserve in the first quarter of 2026 now includes loss history for business loans that previously was not captured in the historical quantitative loss data and was instead addressed through the use of qualitative overlays. As a result, the Company decreased the additional qualitative reserve for business loans related to size and volume of the loans in that portfolio during the first quarter of 2026. The decrease in the business lending qualitative factor decreased the ACL by $4.8 million as compared to the prior factor in use at December 31, 2025. The update to the historical quantitative loss data increased the ACL by $3.2 million as compared to the quantitative loss rates in use at December 31, 2025.

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecasts. Changes in these economic forecasts could significantly affect the estimated expected credit losses and lead to materially different amounts from one period to the next. To illustrate the sensitivity of the ACL calculation to these economic forecasts, management performed a hypothetical sensitivity analysis using a weighting of 100% to the downside forecast, rather than the existing weighting of baseline, upside and downside of 40%, 20% and 40%, respectively. The scenario-weighted average unemployment rate and GDP growth forecasts used in the ACL model at March 31, 2026 were 5.4% and 1.6%, respectively, compared to 5.5% and 1.3%, respectively, at December 31, 2025. The hypothetical downside forecast includes assumptions of a weakening economy represented by a cumulative decline in real GDP of 2.6%, enhanced geopolitical tensions, rising energy prices, a peak unemployment rate of 8.5% and an average unemployment rate of 7.1%. The Company calculated that this hypothetical scenario would increase the ACL and provision for credit losses as of and for the three months ended March 31, 2026 by approximately $4.2 million, and decrease net income by $3.1 million (net of tax). This change is reflective of the sensitivity of the various economic factors used in the ACL model. The resulting difference is not intended to represent an expected increase in allowance levels, as future conditions are uncertain and there are several other quantitative and qualitative factors that will also fluctuate at the same time that economic conditions are changing, which would affect the results of the ACL calculation. The impact that the economic factors have on the model is affected by the upside or downside severity of the scenarios used, the product type mix, and the interaction of the economic factors with other quantitative and qualitative factors in the model, as changes in any particular factor or input may not occur at the same rate or be directionally consistent across all loan segments. Improvements in one factor may offset deterioration in other factors, both qualitative and quantitative. The third-party downside economic forecast used in the hypothetical scenario described does not predict a severe economic downturn, but rather a moderate recessionary environment. The Company’s geographic distribution of loans being primarily outside of major metropolitan areas, combined with low statistical correlation between its historical losses and national economic indicators, is reflected in the current methodology that would produce changes to the allowance that are less significant as compared to economic metric-based modeling that is more directly correlated, and therefore sensitive, to fluctuations in historical and projected national economic activity.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating” or “tangible” basis. Results on an “operating” basis exclude the after-tax effects of acquisition expenses, litigation accrual, unrealized gain (loss) on equity securities and amortization of intangible assets. Results on a “tangible” basis exclude goodwill and intangible asset balances, net of accumulated amortization and applicable deferred tax amounts. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisition or restructuring activities. In addition, the Company provides supplemental reporting for “operating pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, litigation accrual, unrealized gain (loss) on equity securities and amortization of intangible assets from income before income taxes. Although operating pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with Current Expected Credit Loss (“CECL”) allowance methods, helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisition or restructuring activities. The Company also provides supplemental reporting of its interest income, net interest income and net interest margin on a fully tax-equivalent (“FTE”) basis, which includes an adjustment to interest income and net interest income that represents taxes that would have been paid had nontaxable investment securities and loans been taxable. Although fully tax-equivalent interest income, net interest income and net interest margin are non-GAAP measures, the Company’s management believes this information helps enhance comparability of the performance of earning assets that have different tax profiles. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 14.

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

The Company reported net income of $57.2 million for the first quarter that was $7.6 million, or 15.3%, above the prior year’s first quarter, while earnings per share of $1.08 for the first quarter was $0.15, or 16.1%, above the prior year. The increases in net income and earnings per share were primarily driven by increases in net interest income and noninterest revenues and a decrease in the provision for credit losses, partially offset by increases in noninterest expenses and income taxes.

Net interest income increased to $134.7 million in the first quarter, a $14.5 million, or 12.1%, increase from the prior year. The increase was primarily due to increases in the yield on average interest-earning assets and average loan balances, along with lower funding costs. The provision for credit losses of $5.6 million in the first quarter decreased $1.1 million, or 15.8%, from last year’s first quarter reflective of improvements in the Company's asset quality metrics between the periods. Noninterest revenues increased to $78.6 million in the first quarter, a $2.5 million, or 3.3%, increase from the first quarter of 2025, driven by increases in banking, employee benefit services and wealth management services noninterest revenues, partially offset by a decrease in insurance services noninterest revenues that were impacted by the timing of collection of contingent commissions.

Noninterest expenses were $133.0 million in the first quarter, an increase of $7.7 million, or 6.2%, from the prior year’s first quarter. The increase in noninterest expenses was driven primarily by increases in salaries and employee benefits, occupancy and equipment and data processing and communications expenses. These increases were due in part to annual merit-based salary increases, operating expenses associated with acquisitions completed and de novo branches opened between the periods and the Company’s continued investment in customer-facing and back-office technologies. Income taxes increased for the quarter, driven by increases in pre-tax income and amortization of income tax credit investments.

Net interest margin for the first quarter of 3.43% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.45% increased 22 basis points and 21 basis points, respectively, from the prior year’s first quarter. The yield on average interest earning assets increased 9 basis points compared to the prior year, primarily driven by higher loan yields. The Company’s total cost of funds decreased 13 basis points from the prior year as the rate paid on interest-bearing deposits and borrowings both decreased.

The Company’s average and ending interest-earning assets both increased year-over-year, reflective of strong organic loan growth. Average and ending deposits also increased primarily driven by organic growth in non-governmental deposit balances and the $543.7 million of deposits assumed in the Santander branch acquisition. Average and ending borrowings decreased from the prior year reflective of growth in deposit balances outpacing loan growth, including the funding provided from the Santander branch acquisition.

Asset quality remained solid in the first quarter. The net charge-off ratio decreased slightly from 13 basis points of average loans in the first quarter of 2025 to 11 basis points of average loans in the first quarter of 2026. The nonperforming loan ratio decreased 24 basis points from March 31, 2025 to 0.48% of loans outstanding at March 31, 2026, while the delinquent loan ratio decreased 17 basis points between the past twelve months to 1.12% of loans outstanding.

Operating net income, a non-GAAP measure, of $61.1 million, increased $9.1 million, or 17.4%, compared to the prior year’s first quarter, while operating earnings per share, a non-GAAP measure, of $1.15 increased $0.17, or 17.3%, from last year. Operating pre-tax, pre-provision net revenue (“PPNR”), a non-GAAP measure, of $85.3 million, increased $11.2 million, or 15.1%, compared to the first quarter of 2025, while operating PPNR per share, a non-GAAP measure, of $1.61, increased $0.21, or 15.0%, compared to the prior year. These increases demonstrate improvement in the Company’s core operating performance between the periods.

Net Income and Profitability

As shown in Table 1, net income for the first quarter of $57.2 million increased $7.6 million, or 15.3%, as compared to the first quarter of 2025. Earnings per share of $1.08 for the first quarter of 2026 increased $0.15, or 16.1%, compared to the first quarter of 2026. The increase in net income and earnings per share for the quarter was the result of increases in net interest income and noninterest revenues and a decrease in the provision for credit losses, partially offset by increases in noninterest expenses and income taxes. Operating net income, a non-GAAP measure, of $61.1 million for the first quarter increased $9.1 million, or 17.4%, as compared to the first quarter of 2025. Operating earnings per share, a non-GAAP measure, of $1.15 for the first quarter increased $0.17 compared to the first quarter of 2025. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, first quarter net interest income of $134.7 million increased $14.5 million, or 12.1%, from the comparable prior year period. The increase was the result of higher yields on interest-earning assets and a decrease in the rate paid on interest-bearing liabilities.

Reflective of improvements in credit quality metrics and partially offset by loan growth, the provision for credit losses of $5.6 million for the first quarter decreased $1.1 million as compared to the first quarter of 2025.

First quarter noninterest revenues were $78.6 million, an increase of $2.5 million, or 3.3%, from the first quarter of 2025. Total operating noninterest revenues, a non-GAAP measure, for the first quarter were $79.0 million, an increase of $3.2 million, or 4.2%, from the prior first quarter. The increase over the prior year first quarter was driven by a $2.7 million, or 14.2%, increase in banking noninterest revenues and a $0.9 million, or 1.4%, increase in nonbanking financial services business revenues, while the remaining decrease of $1.1 million was comprised of unrealized losses on equity securities and a loss from equity method investments. The increase in nonbanking financial services business revenues was comprised of increases in employee benefit services revenue of $2.0 million and wealth management services revenue of $0.5 million, partially offset by a decrease in insurance services revenue of $1.6 million.

Noninterest expenses of $133.0 million for the first quarter reflected an increase of $7.7 million, or 6.2%, from the first quarter of 2025. The increase in noninterest expenses for the first quarter was primarily driven by higher salaries and employee benefits expenses, occupancy and equipment expenses and data processing and communications expenses. Operating noninterest expenses, a non-GAAP measure, increased $6.5 million, or 5.3%, from the prior-year first quarter.

The effective income tax rate was 23.3% for the first quarter, as compared to 22.8% for the comparable prior year period, primarily due to an increase in amortization of income tax credit investments.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2026	2025
Net interest income	$134,712	$120,212
Provision for credit losses	5,636	6,690
Noninterest revenues	78,574	76,036
Noninterest expenses	133,036	125,290
Income before income taxes	74,614	64,268
Income taxes	17,396	14,654
Net income	$57,218	$49,614

Diluted weighted average common shares outstanding	52,967	53,130
Diluted earnings per share	$1.08	$0.93

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

Net interest income totaled $134.7 million for the first quarter of 2026 compared to $120.2 million for the first quarter of 2025. As shown in Table 2, fully tax-equivalent net interest income, a non-GAAP measure, for the first quarter was $135.6 million, an increase of $14.5 million from the prior year first quarter. The increase was driven by a 9 basis point increase in the yield on average interest-earning assets, a $774.9 million increase in average interest-earning asset balances and a 16 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $583.4 million increase in average interest-bearing liability balances in comparison to the first quarter of 2025. As reflected in Table 3 for the quarter, the favorable net interest income impacts of the volume increase in average interest-earning asset balances of $8.7 million, the increase in the yield on average interest-earning assets of $3.6 million and the decrease in the rate paid on average interest-bearing liabilities of $4.7 million were partially offset by the volume increase in average interest-bearing liability balances of $2.5 million. Net interest margin of 3.43% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.45% for the first quarter of 2026 increased 22 and 21 basis points, respectively, compared to the prior year period.

The 9-basis point increase in the average yield on interest-earning assets for the quarter was the result of increases in both the yield on average loans and the yield on average investments, including cash equivalents. The yield on average loans for the first quarter increased 10 basis points compared to the first quarter of 2025. The first quarter of 2026 yield on average investments including cash equivalents increased 1 basis point compared to the prior year while the yield on average investments excluding cash equivalents decreased 1 basis point for the same timeframe. The increase in loan yields was reflective of an increase in the proportion of higher rate loan originations over recent periods.

The first quarter average book balance of investments, including cash equivalents, increased $148.0 million as compared to the corresponding prior year period as investment purchases outpaced maturities, calls and principal payments and the balance of cash equivalents increased primarily due to net deposit inflows, including the impact of the Santander branch acquisition in the fourth quarter of 2025. The cash equivalents component of average interest-earning assets increased $99.9 million for the first quarter compared to the prior year period. Average loan balances increased $626.9 million for the quarter as compared to the prior year, with increases in all five major loan portfolios between the periods primarily due to organic growth.

The rate paid on average interest-bearing liabilities decreased 16 basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits decreased 12 basis points and the average rate paid on external borrowings decreased 8 basis points from the comparable prior period. The decreases in the rates paid on average interest-bearing deposits and on average borrowings were due to market-related interest rate changes between the periods, as well as a change in the proportion of overnight borrowings and term borrowings to total borrowings.

Average interest-bearing deposits increased $819.2 million compared to the prior year quarter, with increases in all deposit account types, including demand deposits, interest checking, savings, money market and time deposits. The average borrowing balance, which primarily includes borrowings at the FHLB and securities sold under agreement to repurchase (customer repurchase agreements), decreased $235.8 million for the quarter.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on an FTE basis using a marginal income tax rate of 25.2% in 2026 and 25.1% in 2025. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayments, late and other fees and the amortization or accretion of acquired loan purchase discounts and premiums, which decreased loan interest income by $6.9 million for the first quarter and $5.9 million for the prior first quarter. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$230,593	$2,054	3.61%	$130,649	$1,387	4.30%
Taxable investment securities (1)	4,272,245	20,833	1.98%	4,211,921	20,582	1.98%
Nontaxable investment securities (1)	407,433	3,400	3.38%	419,746	3,460	3.34%
Loans (net of unearned discount) (2)	11,029,905	154,550	5.68%	10,402,985	143,112	5.58%
Total interest-earning assets	15,940,176	180,837	4.60%	15,165,301	168,541	4.51%
Noninterest-earning assets	1,528,628			1,274,056
Total assets	$17,468,804			$16,439,357

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$8,685,727	22,752	1.06%	$7,899,568	20,262	1.04%
Time deposits	2,185,114	16,621	3.08%	2,152,113	19,024	3.59%
Customer repurchase agreements	214,361	717	1.36%	250,142	860	1.39%
Overnight borrowings	9,406	91	3.92%	57,192	647	4.58%
FHLB and other borrowings	450,643	5,094	4.58%	602,838	6,642	4.47%
Total interest-bearing liabilities	11,545,251	45,275	1.59%	10,961,853	47,435	1.75%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,703,510			3,519,962
Other liabilities	203,902			173,896
Shareholders' equity	2,016,141			1,783,646
Total liabilities and shareholders' equity	$17,468,804			$16,439,357

Net interest earnings (FTE) (non-GAAP)		$135,562			$121,106

Net interest spread			2.99%			2.73%
Net interest spread (FTE) (non-GAAP)			3.01%			2.76%
Net interest margin			3.43%			3.21%
Net interest margin (FTE) (non-GAAP)			3.45%			3.24%

Fully tax-equivalent adjustment (non-GAAP) (3)		$850			$894

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

Table 3: Rate/Volume

	Three months ended March 31, 2026
	versus March 31, 2025
	Increase (Decrease) Due to Change in (1)
			Net
(000's omitted)	Volume	Yield/Rate	Change
Interest earned on:
Cash equivalents	$919	$(252)	$667
Taxable investment securities	295	(44)	251
Nontaxable investment securities	(102)	42	(60)
Loans (net of unearned discount)	8,747	2,691	11,438
Total interest-earning assets (2)	8,740	3,556	12,296

Interest paid on:
Interest checking, savings and money market deposits	2,051	439	2,490
Time deposits	288	(2,691)	(2,403)
Customer repurchase agreements	(120)	(23)	(143)
Overnight borrowings	(474)	(82)	(556)
FHLB and other borrowings	(1,716)	168	(1,548)
Total interest-bearing liabilities (2)	2,538	(4,698)	(2,160)

Net interest earnings (FTE) (non-GAAP) (2)	$6,365	$8,091	$14,456
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits, customer interest rate swap fees, CRE financing and structuring fees, and other core customer activities typically provided through the branch network, commercial banking offices, and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial, benefit plan administration and recordkeeping services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the Trust division within CBNA), broker-dealer and investment advisory products and services (performed by NISI) and Nottingham Wealth Partners, Inc.) and asset management services (performed by Nottingham Advisors, Inc.), collectively referred to as Nottingham Financial Group; and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company has other transactions that impact noninterest revenues, including income earned on bank owned life insurance, realized and unrealized gains or losses on investment securities, and income or losses on equity method investments.

Table 4: Noninterest Revenues

	Three Months Ended
	March 31,
(000’s omitted)	2026	2025
Employee benefit services	$34,572	$32,622
Insurance services	12,586	14,201
Wealth management services	10,332	9,862
Deposit service charges and fees	8,944	7,844
Debit interchange and ATM fees	6,973	6,462
Mortgage banking	1,100	998
Other banking revenues	4,794	3,802
Unrealized (loss) gain on equity securities	(401)	245
Loss from equity method investments	(326)	0
Total noninterest revenues	$78,574	$76,036

Noninterest revenues/total revenues	36.8%	38.7%
Operating noninterest revenues/operating revenues (FTE basis) (non-GAAP) (1)	36.8%	38.5%
(1)	Operating noninterest revenues, a non-GAAP measure, excludes unrealized (loss) gain on equity securities from total noninterest revenues. Operating revenues, a non-GAAP measure, is defined as net interest income on a FTE basis plus noninterest revenues, excluding unrealized (loss) gain on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues totaled $78.6 million for the first quarter of 2026. This represents an increase of $2.5 million, or 3.3%, for the quarter in comparison to the equivalent 2025 period. Operating noninterest revenues, a non-GAAP measure as defined in the table above, totaled $79.0 million for the first quarter of 2026, an increase of $3.2 million, or 4.2%, from the prior year’s first quarter.

Employee benefit services revenues increased $2.0 million, or 6.0%, for the three months ended March 31, 2026, as compared to the equivalent prior year period, driven by revenue growth in the recordkeeping and third-party administration services business line due in part to revenue growth from acquisitions and higher average market values of assets under administration.

Insurance services revenues decreased $1.6 million, or 11.4%, primarily due to changes in the timing of collections of contingent commission revenues.

Wealth management services revenues increased $0.5 million, or 4.8%, as compared to the prior year, reflective of higher average market values of assets under management.

Banking noninterest revenues increased $2.7 million, or 14.2%, between the first quarter of 2025 and 2026. Deposit service charges and fees increased $1.1 million, or 14.0%, compared to the prior year. Other banking revenues increased $1.0 million, or 26.1%, driven by increases in customer interest rate swap fee revenues. Debit interchange and ATM fees increased $0.5 million, or 7.9%, and mortgage banking revenues increased $0.1 million, or 10.2%.

The ratio of noninterest revenues to total revenues was 36.8% for the first quarter of 2026, compared to 38.7% for the prior year’s first quarter. The quarterly decrease was due to net interest income increasing 12.1% while noninterest revenues increased 3.3%.

The ratio of operating noninterest revenues to operating revenues (FTE), a non-GAAP measure as defined in the table above, was 36.8% for the quarter compared to 38.5% for the prior year. The decrease between the quarterly periods was due to an 11.9% increase in fully tax-equivalent net interest income, a non-GAAP measure, while operating noninterest revenues, a non-GAAP measure, increased 4.2%.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended
	March 31,
(000's omitted)	2026	2025
Salaries and employee benefits	$80,322	$76,442
Data processing and communications	17,871	16,122
Occupancy and equipment	14,882	12,698
Business development and marketing	2,535	3,130
Legal and professional fees	5,070	4,849
Amortization of intangible assets	4,246	3,482
Litigation accrual	0	(50)
Acquisition expenses	433	1
Other	7,677	8,616
Total noninterest expenses	$133,036	$125,290

Noninterest expenses/average assets	3.09%	3.09%
Operating noninterest expenses(1) /average assets (non-GAAP)	2.98%	3.01%
Efficiency ratio (GAAP)	62.4%	63.8%
Operating efficiency ratio (non-GAAP)(2)	59.8%	61.9%
(1)	Operating noninterest expenses, a non-GAAP measure, is calculated as total noninterest expenses less litigation accrual, acquisition expenses, and amortization of intangible assets. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Operating efficiency ratio, a non-GAAP measure, is calculated as operating noninterest expenses as defined in footnote (1) above divided by net interest income on a FTE basis plus noninterest revenues excluding unrealized (loss) gain on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $133.0 million for the first quarter of 2026, representing an increase of $7.7 million, or 6.2% from the prior year. The change was primarily attributable to an increase in salaries and employee benefits (an increase of $3.9 million), occupancy and equipment (an increase of $2.2 million), and data processing and communications (an increase of $1.7 million). The remaining change to noninterest expenses is attributable to other expenses (a decrease of $1.0 million), amortization of intangible assets (an increase of $0.8 million), business development and marketing (a decrease of $0.6 million), acquisition expenses (an increase of $0.4 million), legal and professional fees (an increase of $0.2 million), and litigation accrual (an increase of $0.1 million).

The increase in salaries and benefits expense for the quarter was primarily driven by incremental costs associated with acquisitions and de novo bank branches opened between the periods, along with the impact of annual merit-based increases. Data processing increases were reflective of the Company’s continued investment in customer-facing and back-office technologies, including artificial intelligence applications and other workflow efficiency initiatives. Increases in occupancy and equipment expenses were primarily due to incremental costs associated with the opening of de novo bank branches and regional headquarters and the Santander branch acquisition. Amortization of intangible assets increased primarily due to the Santander acquisition. The increase in acquisition expenses was driven by the transaction-related costs associated with the pending acquisition of ClearPoint Federal Bank & Trust. The decrease in other expenses includes a $0.5 million benefit from the non-service related components of the Company’s pension.

The Company’s efficiency ratio was 62.4% for the first quarter of 2026, 1.4 percentage points favorable to the comparable quarter of 2025. This resulted from total revenues increasing 8.7%, primarily due to higher net interest income, while total noninterest expenses increased 6.2% due to the factors noted above.

The Company’s operating efficiency ratio, a non-GAAP measure as defined in the table above, was 59.8% for the first quarter, 2.1 percentage points favorable to the comparable quarter of 2025. This resulted from operating revenues (FTE), a non-GAAP measure as defined in Table 5, increasing 9.0% while operating noninterest expenses, a non-GAAP measure as described above, increased 5.3%.

Annualized current quarter noninterest expenses as a percentage of average assets was slightly lower than the prior year as noninterest expenses increased 6.2% and average assets increased 6.3%. Annualized current quarter operating noninterest expenses, a non-GAAP measure as defined in the table above, as a percentage of average assets decreased 0.03 percentage points versus the first quarter of the prior year as operating noninterest expenses increased 5.3% while average assets increased 6.3%. Noninterest expenses increased between the periods due to the factors noted above and average assets increased between the periods primarily due to an increase in interest earning assets driven by organic growth in deposit balances and the impact of the Santander acquisition.

Income Taxes

The first quarter 2026 effective income tax rate was 23.3%, compared to 22.8% for the first quarter of 2025. The increase in the first quarter 2026 effective income tax rate is primarily attributable to an increase in amortization of income tax credit investments. The first quarter 2026 tax expense associated with the amortization of income tax credit investments was $1.1 million, as compared to $0.3 million for the comparable period of 2025. In addition, the Company recorded a $0.7 million and $0.5 million tax benefit associated with stock-based compensation for the first quarter of 2026 and the first quarter of 2025, respectively. The effective tax rates adjusted to exclude the income tax impact of stock-based compensation and amortization of income tax credit investments were 22.8% for the first quarter of 2026 and 23.1% for the first quarter of 2025. The decrease was primarily due to an increase in federal income tax credits associated with the Company’s investment in tax credits generated by a solar energy producing company.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $4.39 billion at the end of the first quarter, a decrease of $16.2 million, or 0.4%, from December 31, 2025 and an increase of $89.3 million, or 2.1%, from March 31, 2025. The book value of investment securities (excluding unrealized gains and losses) of $4.67 billion at the end of the first quarter decreased $4.4 million, or 0.1%, from December 31, 2025 and increased $19.2 million, or 0.4%, from March 31, 2025. The increase from the end of the prior year’s first quarter was primarily driven by U.S. government agency mortgage-backed securities purchases and net accretion of discounts on securities outpacing maturities, calls and principal paydowns. During the first quarter of 2026, the Company purchased $10.5 million of U.S. government agency mortgage-backed securities with an average yield of 4.87%, which the Company classified as held-to-maturity. These additions were offset by $25.7 million of investment maturities, calls and principal payments during the first quarter of 2026. Additionally, there was $9.5 million of net accretion on investment securities during the first quarter of 2026. The effective duration of the investment securities portfolio was 5.2 years at the end of the first quarter of 2026, as compared to 6.0 years at the end of the first quarter of 2025.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At March 31, 2026, the investment portfolio (excluding held-to-maturity investment securities) had a $283.0 million net unrealized loss, an $11.8 million increase from the $271.2 million net unrealized loss at December 31, 2025 and a $70.0 million decrease from the $353.0 million net unrealized loss at March 31, 2025. These changes were principally driven by the general movements in medium to long-term interest rates, as well as the volume and rates associated with the securities purchases and maturities that occurred during the 12 months.

The following table sets forth the carrying value of the Company’s investment securities portfolio:

Table 6: Investment Securities

	March 31,	December 31,	March 31,
(000's omitted)	2026	2025	2025
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,193,899	$2,195,226	$2,134,917
Obligations of state and political subdivisions	374,575	391,917	378,486
Government agency mortgage-backed securities	270,840	278,885	299,791
Government agency collateralized mortgage obligations	3,883	4,401	7,771
Corporate debt securities	4,935	4,912	5,950
Total available-for-sale portfolio	2,848,132	2,875,341	2,826,915

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	1,175,853	1,168,487	1,146,066
Government agency mortgage-backed securities	284,897	285,679	247,771
Total held-to-maturity portfolio	1,460,750	1,454,166	1,393,837

Equity and Other Securities:
Equity securities without readily determinable fair value
Federal Home Loan Bank common stock	32,596	33,232	38,909
Federal Reserve Bank common stock	33,331	33,331	33,331
Other equity securities without readily determinable fair value	6,625	6,275	5,752
Total equity securities without readily determinable fair value	72,552	72,838	77,992
Equity securities with readily determinable fair value	4,021	4,414	2,599
Other investment securities	5,144	0	0
Total equity and other securities	81,717	77,252	80,591

Total investment securities	$4,390,599	$4,406,759	$4,301,343

Loans

Loans ended the first quarter at $11.13 billion, $181.4 million, or 1.7%, higher than December 31, 2025 and $710.0 million, or 6.8%, higher than March 31, 2025 ending loans.

Mortgages on commercial property combined with general-purpose business lending to commercial, industrial, non-profit and governmental customers is characterized as the Company’s business lending activity. The business lending portfolio increased $343.4 million, or 7.6%, from March 31, 2025, and $149.6 million, or 3.2%, from December 31, 2025, driven by organic growth over both periods. As compared to December 31, 2025, multifamily increased $2.6 million, or 0.3% and business non-real estate loans, including commercial and industrial lending, increased $22.8 million, or 1.8%, while non-owner occupied CRE increased $116.4 million, or 7.0%, and owner occupied CRE increased $7.7 million, or 0.9%. The Company’s non-owner occupied CRE exposure (including multifamily) remains diverse both geographically and by property type, and remains relatively low at 15% of total assets, 24% of total loans and 194% of total bank-level regulatory capital. CRE lending represents 73.4% of the total business lending portfolio at March 31, 2026, compared to 73.1% at December 31, 2025 and 74.0% at March 31, 2025. Other commercial and industrial lending represents the remaining 26.6% of total business lending at March 31, 2026, compared to 26.9% at December 31, 2025 and 26.0% at March 31, 2025. The Company’s largest non-owner occupied CRE lending concentration by property type is multifamily at 25.7% of total CRE lending, followed by office and lodging, at 10.9% and 10.1%, respectively. The Company’s largest owner occupied lending concentration by industry is retail trade at 7.6% of total CRE lending, followed by manufacturing and real estate rental and leasing that comprise 2.6% and 2.4%, respectively, of total CRE lending. These levels demonstrate the Company’s diversity in the lending portfolio, as there are no significant industry or geographic concentrations, no metropolitan statistical area (“MSA”) accounting for more than 13% of the CRE portfolio and a very low level of CRE lending being conducted in major metropolitan areas. See Table 7 below for concentrations of CRE lending by borrower type and Table 8 below for concentrations of CRE by property location.

The business loan balance increases are reflective of continued high demand for multi-family housing, expansion of internal resources and proactive business development and pricing in the Company’s market areas, as well as the Company’s strong liquidity profile relative to competitors that creates opportunities to gain market share. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong credit quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category. To assist business lending customers in managing their interest rate risk, the Company enters into interest rate swaps which have associated interest rate and credit risk; for additional detail on the Company’s use of interest rate swaps, see Note J beginning on page 29 of this Form 10-Q.

The following table presents the concentration by borrower type of the Company’s CRE loan balances as of March 31, 2026 and December 31, 2025.

Table 7: Concentrations of CRE Lending by Borrower Type

	March 31, 2026		December 31, 2025
	Amortized	Percentage of	Amortized	Percentage of
(000’s omitted, except percentages)	Cost	Total	Cost	Total
Non-owner occupied CRE by property type:
Multifamily	$920,225	25.7%	$917,586	26.5%
Office	389,233	10.9%	374,194	10.8%
Lodging	360,866	10.1%	332,943	9.6%
Commercial Construction	330,238	9.2%	297,038	8.6%
Retail	287,797	8.0%	268,329	7.8%
Other Lessors of CRE	193,155	5.4%	173,451	5.1%
Warehouse/Industrial	163,265	4.5%	160,769	4.6%
Nursing/Assisted Living	51,670	1.4%	52,373	1.5%
Residential Construction	3,128	0.1%	3,849	0.1%
All Other	7,538	0.2%	7,505	0.2%
Total non-owner occupied CRE	2,707,115	75.5%	2,588,037	74.8%

Owner occupied CRE by industry:
Retail Trade	271,649	7.6%	277,213	8.0%
Manufacturing	92,346	2.6%	70,735	2.0%
Real Estate Rental and Leasing	85,879	2.4%	91,600	2.6%
Arts, Entertainment and Recreation	85,844	2.4%	83,453	2.4%
Other Services	76,825	2.1%	77,657	2.2%
Health Care and Social Assistance	75,189	2.1%	78,529	2.3%
Agriculture and Forestry	52,207	1.5%	51,081	1.5%
Accommodation and Food Services	40,825	1.1%	41,398	1.2%
Wholesale Trade	22,497	0.6%	22,854	0.7%
Construction	19,378	0.5%	18,974	0.5%
Transportation and Warehousing	10,302	0.3%	10,583	0.3%
Professional, Scientific and Technical Services	9,525	0.3%	9,876	0.3%
Educational Services	5,167	0.1%	5,241	0.2%
All Other	31,905	0.9%	32,607	1.0%
Total owner occupied CRE	879,538	24.5%	871,801	25.2%

Total CRE	$3,586,653	100.0%	$3,459,838	100.0%

The following table presents the geographic concentrations of the Company’s CRE loan balances by property location (MSA) as of March 31, 2026 and December 31, 2025.

Table 8: Concentrations of CRE by Property Location

March 31, 2026	Multifamily CRE		Owner occupied CRE		Other Non-owner occupied CRE		Total CRE
(000’s omitted, except percentages)	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE
MSA:
Albany-Schenectady-Troy, NY	$96,477	2.7%	$100,041	2.8%	$265,480	7.4%	$461,998	12.9%
Burlington-South Burlington, VT	206,871	5.8%	50,293	1.4%	148,984	4.2%	406,148	11.4%
Rochester, NY	36,610	1.0%	96,907	2.7%	168,439	4.7%	301,956	8.4%
Buffalo-Cheektowaga, NY	105,307	2.9%	60,409	1.7%	129,413	3.6%	295,129	8.2%
Scranton Wilkes-Barre, PA	70,044	2.0%	61,851	1.7%	119,793	3.3%	251,688	7.0%
Syracuse, NY	14,025	0.4%	73,447	2.0%	153,821	4.3%	241,293	6.7%
Utica-Rome, NY	52,109	1.5%	43,371	1.2%	52,058	1.5%	147,538	4.2%
Allentown-Bethlehem-Easton, PA-NJ	458	0.0%	15,115	0.4%	74,755	2.1%	90,328	2.5%
All Other MSA - NY(1)(2)	116,035	3.2%	64,648	1.8%	97,920	2.7%	278,603	7.7%
All Other MSA - PA(1)(2)	34,127	1.0%	45,583	1.3%	127,624	3.6%	207,334	5.9%
All Other MSA(1)	95,915	2.7%	71,533	2.0%	230,576	6.4%	398,024	11.1%

Non-MSAs:
NY	48,253	1.3%	155,810	4.3%	174,996	4.9%	379,059	10.5%
All Other Non-MSA	43,994	1.2%	40,530	1.2%	43,031	1.1%	127,555	3.5%
Total	$920,225	25.7%	$879,538	24.5%	$1,786,890	49.8%	$3,586,653	100.0%

December 31, 2025	Multifamily CRE		Owner occupied CRE		Other Non-owner occupied CRE		Total CRE
(000’s omitted, except percentages)	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE
MSA:
Albany-Schenectady-Troy, NY	$97,325	2.8%	$102,096	3.0%	$250,237	7.2%	$449,658	13.0%
Burlington-South Burlington, VT	208,942	6.0%	33,426	1.0%	144,998	4.2%	387,366	11.2%
Rochester, NY	37,120	1.1%	98,468	2.8%	156,316	4.5%	291,904	8.4%
Buffalo-Cheektowaga, NY	106,187	3.1%	56,535	1.6%	121,919	3.5%	284,641	8.2%
Syracuse, NY	14,123	0.4%	80,427	2.3%	137,027	4.0%	231,577	6.7%
Scranton Wilkes-Barre, PA	70,371	2.0%	61,458	1.8%	94,771	2.7%	226,600	6.5%
Utica-Rome, NY	52,965	1.5%	42,916	1.2%	53,718	1.6%	149,599	4.3%
Glens Falls, NY	43,332	1.3%	2,405	0.1%	19,971	0.6%	65,708	2.0%
All Other MSA - NY(1)(2)	74,036	2.1%	63,606	1.8%	79,012	2.3%	216,654	6.2%
All Other MSA - PA(1)(2)	29,468	0.9%	62,222	1.8%	175,917	5.1%	267,607	7.8%
All Other MSA(1)	92,036	2.7%	64,397	1.9%	209,183	6.0%	365,616	10.6%

Non-MSAs:
NY	49,930	1.4%	157,146	4.5%	183,374	5.3%	390,450	11.2%
All Other Non-MSA	41,751	1.2%	46,699	1.4%	44,008	1.3%	132,458	3.9%
Total	$917,586	26.5%	$871,801	25.2%	$1,670,451	48.3%	$3,459,838	100.0%
(1)	The MSAs within these captions are individually less than 2% of total CRE exposure.
(2)	The MSAs within these captions include certain counties in adjacent states with a high degree of economic and social integration with the respective core city in New York or Pennsylvania.

Consumer mortgages increased $114.9 million, or 3.3%, from one year ago (including $4.1 million acquired in the Santander transaction) and increased $1.9 million, or 0.1%, from December 31, 2025, with the increases over both periods primarily representing organic growth, including the impact of certain secondary market sales of new volume production. The Company sold $17.6 million and $79.1 million of consumer mortgage production during the first quarter of 2026 and over the last twelve months, respectively. Over the past year, the Company produced organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, recruitment of additional mortgage loan originators and proactive business development efforts, while also benefitting from the comparatively stable housing market conditions in the Company’s primary markets relative to the national environment. Home equity loans increased $53.2 million, or 11.1%, from one year ago (including $16.9 million acquired in the Santander transaction) and increased $0.7 million, or 0.1%, from December 31, 2025, in part a result of competitive pricing and lower levels of payoffs and paydowns related to consumer mortgage refinancing in a relatively high interest rate environment.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine and recreational vehicle dealerships (referred to as “consumer indirect”), increased $198.5 million, or 10.5%, from one year ago (including $9.3 million acquired in the Santander transaction), and increased $29.3 million, or 1.4%, from December 31, 2025. The Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio by providing competitive market offerings to its customers and pursuing the expansion of its dealer network. Consumer installment loans have historically provided attractive returns, and the Company strives to grow these key portfolios despite the strong competition from the financing subsidiaries of vehicle manufacturers and other financial intermediaries.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as of the end of the periods indicated, as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, at a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to change when the risk factors of each component part change. The allocation is not indicative of the specific amount of future net charge-offs that are projected for each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 9, total allowance for credit losses at the end of the first quarter was $90.2 million, an increase of $7.4 million, or 8.9%, from one year earlier and an increase of $2.3 million, or 2.6%, from the end of 2025.

Table 9: Allowance for Credit Losses by Loan Type

	March 31, 2026		December 31, 2025		March 31, 2025
(000’s omitted except for ratios)	Allowance for Credit Losses	Percent of Total Loan Balances	Allowance for Credit Losses	Percent of Total Loan Balances	Allowance for Credit Losses	Percent of Total Loan Balances
Business lending	$49,952	43.9%	$46,155	43.2%	$42,988	43.6%
Consumer mortgage	12,583	32.5%	14,005	33.0%	13,679	33.6%
Consumer indirect	20,690	17.0%	20,914	17.0%	19,746	16.4%
Consumer direct	4,456	1.8%	4,257	1.9%	4,033	1.8%
Home equity	1,512	4.8%	1,590	4.9%	1,394	4.6%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total	$90,193	100.0%	$87,921	100.0%	$82,840	100.0%

As demonstrated in Table 9, the consumer direct, consumer indirect and the business lending portfolios carry higher credit risk than the consumer mortgage and home equity portfolios and therefore the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential losses not captured in the specific allowance categories due to model imprecision. The unallocated allowance of $1.0 million at March 31, 2026 was consistent with December 31, 2025 and March 31, 2025.

Allowance for credit losses and loan net charge-off ratios are as follows:

Table 10: Loan Ratios

	March 31,	December 31,	March 31,
	2026	2025	2025
Allowance for credit losses/total loans	0.81%	0.80%	0.79%
Allowance for credit losses/nonperforming loans	168%	156%	110%
Nonaccrual loans/total loans	0.42%	0.45%	0.66%
Allowance for credit losses/nonaccrual loans	191%	178%	120%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	0.02%	0.06%	0.06%
Consumer mortgage	0.01%	0.00%	0.00%
Consumer indirect	0.27%	0.29%	0.53%
Consumer direct(1)	1.71%	0.54%	0.70%
Home equity	0.01%	0.03%	0.01%
Total loans(2)	0.11%	0.09%	0.13%

(1)Excludes overdraft net charge-offs.

(2)Includes overdraft net charge-offs.

Net charge-offs during the first quarter of 2026 were $3.0 million, a decrease of $0.3 million compared to the first quarter of 2025. The business lending portfolio experienced lower net charge-off levels compared with the first quarter of 2025 while the consumer installment and consumer mortgage were above prior year levels and home equity was consistent. The total net charge-off ratio (net charge-offs annualized as a percentage of average loans outstanding for the quarter) for the first quarter was 0.11%, 2 basis points higher than the ratio for the fourth quarter of 2025 and 2 basis points lower than the ratio for the first quarter of 2025. The net charge-off ratios for the first quarter of 2026 for the business lending and home equity portfolios were below the Company’s average for the trailing eight quarters, while the net charge-off ratio for the consumer mortgage and consumer installment portfolios were above the Company’s average for the trailing eight quarters.

Other real estate owned (“OREO”) at March 31, 2026 was $8.1 million. This compares to $8.2 million at December 31, 2025 and $2.7 million at March 31, 2025. At March 31, 2026, OREO consisted of 45 residential properties with a total value of $2.7 million and one commercial lending relationship consisting of multiple properties with an aggregate value of $5.4 million. This compares to 42 residential properties with a total value of $2.9 million and one commercial lending relationship consisting of multiple properties with an aggregate value of $5.4 million at December 31, 2025, and 46 residential properties with a total value of $2.7 million and no commercial properties at March 31, 2025. The increase in OREO over the last twelve months was primarily driven by commercial OREO related to an investment in a special purpose entity that holds the property underlying a non-owner occupied CRE loan that was charged off in the second quarter of 2025.

Approximately 30% of the nonperforming loans at March 31, 2026 were related to the business lending portfolio, which is comprised of business loans broadly diversified by geography, collateral category and industry. Of the nonperforming loans in the business lending portfolio, other commercial and industrial loans represents 64% of the balance, owner occupied CRE represents 32% of the balance, multifamily represents 3% of the balance and non-owner occupied CRE represents 1% of the balance. Nonperforming business loans decreased 9 basis points as compared to December 31, 2025 and decreased 57 basis points as compared to March 31, 2025. The decrease in nonperforming business loans as compared to March 31, 2025 is primarily related to the charge-off of one non-owner occupied CRE loan relationship previously mentioned and the substantial repayment of one multifamily CRE nonperforming loan relationship.

Approximately 61% of nonperforming loans at March 31, 2026 were comprised of consumer mortgages. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. Inflation rates have trended lower and become more stable, and the unemployment rate remains relatively stable. This has contributed to the credit performance in the consumer mortgage loan portfolio remaining favorable. The remaining 9% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. Nonperforming loan levels in the consumer installment category are typically lower than the other portfolios because they are generally charged off before they reach non-performing status. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 168% at the end of the first quarter, as compared to 156% at year-end 2025 and 110% at March 31, 2025. The increase in this ratio versus the end of 2025 and one year ago was due to the allowance for credit losses increasing proportionally more than nonperforming loan levels.

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

Delinquent loans (defined as loans 30 days or more past due or in nonaccrual status) as a percent of total loans was 1.12% at the end of the first quarter, 2 basis points above the 1.10% at year-end 2025 and 17 basis points below the 1.29% at March 31, 2025. The business lending delinquency ratio at the end of the first quarter of 0.71% was 17 basis points above the level of 0.54% at December 31, 2025 and 54 basis points below the level of 1.25% at March 31, 2025. The changes in the delinquent loan ratios over the indicated prior periods were related to the previously mentioned charged-off and substantially repaid CRE loans. The delinquency rates for business lending, home equity and consumer mortgage loan portfolios increased as compared to the levels at December 31, 2025, while consumer installment decreased. The delinquency rates for business lending decreased as compared to the levels at March 31, 2025, while consumer mortgage, home equity and consumer installment increased.

The Company recorded a $5.6 million provision for credit losses in the first quarter of 2026. The first quarter provision for credit losses was $1.1 million lower than the equivalent prior year period’s provision for credit losses of $6.7 million, primarily due to modest improvement in credit quality metrics. The allowance for credit losses of $90.2 million as of March 31, 2026 increased $7.4 million from the level one year ago, primarily due to organic loan growth. The allowance for credit losses to total loans ratio was 0.81% at March 31, 2026, 1 and 2 basis points higher than the levels at December 31, 2025 and March 31, 2025, respectively. Refer to Note E: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of March 31, 2026, the net purchase discount related to the $733.0 million of remaining non-PCD loan balances acquired through acquisition transactions was approximately $13.6 million, or 1.9% of that portfolio.

Deposits

As shown in Table 11, average deposits of $14.57 billion in the first quarter were $1.00 billion, or 7.4%, higher than the first quarter of 2025 and increased $262.9 million, or 1.8%, from the fourth quarter of last year. On an ending basis, total deposits increased $483.0 million, or 3.4%, from December 31, 2025 and were $978.1 million, or 7.0%, higher than one year prior. Average non-governmental deposits for the first quarter of 2026 increased $245.9 million, or 2.0%, versus the fourth quarter of 2025 and increased $1.06 billion, or 9.3%, versus the year-earlier period. The increase from the end of the prior year’s fourth quarter was primarily driven by higher average balances of individual non-time deposits and the increase from the end of the prior year’s first quarter was driven by higher average balances of individual and business non-time deposits, as well as additional deposit accounts assumed as part of the Santander branch acquisition. Average reciprocal deposits for the first quarter of 2026 increased $0.9 million versus the fourth quarter of 2025 and increased $146.7 million from the first quarter of 2025, primarily driven by an expansion of the Company’s reciprocal deposit relationship base and certain governmental customers moving from standard deposit products and customer repurchase agreements, a non-deposit product categorized as borrowings, to reciprocal deposit products. Average governmental deposits for the first quarter increased $16.1 million, or 0.8%, from the fourth quarter of 2025, driven by seasonal inflows of governmental deposits, and decreased $203.0 million, or 9.4%, from the first quarter of 2025. Average governmental deposits as a percentage of total average deposits decreased from 15.9% in the first quarter of 2025 to 13.4% in the first quarter of 2026. The decrease in average governmental deposits from the prior year’s first quarter is reflective of lower average governmental money market and time deposit balances.

Average noninterest checking deposits as a percentage of average total deposits was 25.4% in the first quarter compared to 25.9% in both the first and fourth quarters of 2025. Average non-maturity deposits represented 85.0% of the Company’s average deposit funding base in the first quarter of 2026 and time deposits represented 15.0% of total average deposits. In comparison, time deposits represented 15.9% of total average deposits during the first quarter of 2025 and 14.9% of total average deposits during the fourth quarter of last year.

The quarterly average cost of deposits was 1.10% for the first quarter of 2026, compared to 1.17% in the first quarter of 2025 and 1.15% at the end of 2025, reflective of the decrease in certain deposit interest rates, as well as the decrease in proportion of relatively higher-cost time deposits. The Company continues to focus on expanding its deposit relationship base through its competitive product offerings, high-quality customer service and market expansion initiatives.

The Company’s deposit base is well diversified across customer segments, which as of March 31, 2026 is comprised of approximately 58% consumer, 28% business and 14% governmental, and broadly dispersed with an average consumer deposit balance per account of approximately $13,000 and average business deposit relationship of approximately $81,000, while the Company’s total average deposit balance per account is under $20,000. In addition, at the end of the quarter, 64% of the Company’s total deposit balances were in checking and predominantly low-rate savings accounts and the weighted-average age of the Company’s non-maturity deposit accounts was approximately 15 years.

The total estimated amount of deposits that exceeded the $250,000 insured limit provided by the FDIC, net of collateralized and intercompany deposits, was approximately $2.76 billion at March 31, 2026. This amount is determined by adjusting the amounts reported in the Bank Call Report by intercompany deposits, which are not external customers and are therefore eliminated in consolidation, and governmental deposits whose uninsured balances are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at March 31, 2026, reported gross, totaled $4.94 billion, which includes intercompany account balances of $300.6 million, and collateralized deposits of $1.88 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent 81% of ending total deposits at March 31, 2026. These estimates are based on the determination of known deposit account balances of each depositor and the insurance guidelines provided by the FDIC.

Table 11: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000’s omitted)	2026	2025	2025
Noninterest checking deposits	$3,703,510	$3,702,200	$3,519,962
Interest checking deposits	3,108,061	3,012,487	2,984,420
Savings deposits	2,487,190	2,427,894	2,276,515
Money market deposits	3,090,476	3,030,459	2,638,633
Time deposits	2,185,114	2,138,368	2,152,113
Total deposits	$14,574,351	$14,311,408	$13,571,643

Nongovernmental deposits	$12,420,222	$12,174,277	$11,361,194
Governmental deposits	1,957,249	1,941,153	2,160,295
Reciprocal deposits	196,880	195,978	50,154
Total deposits	$14,574,351	$14,311,408	$13,571,643

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the first quarter of 2026 totaled $446.3 million. This was $12.5 million, or 2.7%, lower than borrowings at December 31, 2025 and $149.1 million, or 25.0%, below the balance at March 31, 2025. The decreases between both periods were attributable to decreases in FHLB and other borrowings reflective of the scheduled paydowns of amortizing advances. The decrease from March 31, 2025 also included the impact of the FHLB exercising their put option on a $100.0 million advance with a rate of 3.73% in August 2025.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized governmental and commercial funding from customers that price and operate similar to a governmental deposit instrument, including the requirement to collateralize uninsured balances. Customer repurchase agreements were $201.0 million at the end of the first quarter of 2026, $30.1 million, or 13.0%, lower than December 31, 2025, and $65.6 million, or 24.6%, lower than March 31, 2025, driven by lower governmental balances due in part to certain customers transferring funds to the Company’s reciprocal deposit product offerings that generally do not require collateralization.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity of $2.02 billion at the end of the first quarter of 2026 represents an increase of $18.0 million, or 0.9%, from the balance at December 31, 2025. The increase was primarily driven by net income of $57.2 million, partially offset by common stock dividends declared of $24.7 million and common stock repurchased as part of the Company’s publicly announced stock repurchase program of $15.5 million. Over the past 12 months, total shareholders’ equity increased $189.9 million, or 10.4%, as net income, an increase in the after-tax market value adjustment on investments, the issuance of common stock in association with the employee stock plans and adjustments to the overfunded status of the Company’s employee retirement plans more than offset common stock dividends declared and common stock repurchased.

The dividend payout ratio (dividends declared divided by net income) for the first quarter of 2026 was 43.2%, compared to 49.0% for the first quarter of 2025. The decrease in the dividend payout ratio was due to the 15.3% growth in first quarter net income versus one year prior significantly exceeding the percentage increase of dividends declared for the same periods. First quarter dividends declared increased 1.7% compared to one year earlier, as the Company’s quarterly dividend per share was raised from $0.46 to $0.47 in the third quarter of 2025, while total shares outstanding decreased 0.6% due to common stock repurchases between the periods, partially offset by issuances from the Company’s employee stock plans. The 1 cent, or 2.2%, increase in the quarterly common stock dividend to $0.47 per share on its common stock declared in the third quarter of 2025 marked the 33rd consecutive year of dividend increases for the Company.

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

The Company and the Bank are required to maintain a “capital conservation buffer”, composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of March 31, 2026, December 31, 2025 and March 31, 2025. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer as of those dates, the Company and the Bank must maintain:

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

As of March 31, 2026, December 31, 2025 and March 31, 2025, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of March 31, 2026, December 31, 2025 and March 31, 2025, the regulatory capital ratios for the Company and Bank are presented below.

Table 12: Regulatory Ratios

	March 31, 2026		December 31, 2025		March 31, 2025
	Community		Community		Community
	Financial	Community	Financial	Community	Financial	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.20%	7.91%	9.21%	7.85%	9.29%	7.88%
Common equity Tier 1 capital ratio	13.89%	11.98%	14.04%	12.02%	14.40%	12.27%
Tier 1 risk-based capital ratio	13.89%	11.98%	14.04%	12.02%	14.40%	12.27%
Total risk-based capital ratio	14.70%	12.80%	14.85%	12.84%	15.21%	13.08%

The Company’s tier 1 leverage ratio was 9.20% at the end of the first quarter, a decrease of 1 basis point from December 31, 2025 and 9 basis points below its level one year earlier. The decrease in the Tier 1 leverage ratio in comparison to December 31, 2025 was the result of ending shareholders’ equity, excluding intangibles net of deferred tax liabilities associated with intangibles (“net intangibles”) and other comprehensive income or loss items, increasing 1.4%, while average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, increased a greater 1.6%. The Tier 1 leverage ratio also decreased compared to the prior year’s first quarter as shareholders’ equity, excluding net intangibles and other comprehensive income or loss items, increased 4.3%, while average assets, excluding net intangibles and the market value adjustment, increased a greater 5.4%. The increases in shareholders’ equity, excluding net intangibles and other comprehensive income or loss items, were primarily a result of net earnings retention while the increases in average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, were primarily driven by organic deposit growth.

The shareholders’ equity-to-assets ratio was 11.41% at the end of the first quarter of 2026 compared to 11.59% at December 31, 2025 and 10.94% at March 31, 2025. The tangible equity-to-tangible assets ratio, a non-GAAP measure, of 6.68% decreased 7 basis points from December 31, 2025 and increased 53 basis points from March 31, 2025. The increase in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from one year prior was driven by a $146.0 million, or 14.9%, increase in tangible equity, a non-GAAP measure, while tangible assets, a non-GAAP measure, increased $936.7 million, or 5.9%. The decrease in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from December 31, 2025 was driven by a $440.8 million, or 2.7%, increase in tangible assets, a non-GAAP measure, while tangible equity, a non-GAAP measure, increased $17.2 million, or 1.6%. Over the past twelve months, the increase in tangible equity, a non-GAAP measure, was mainly due to net earnings retention and a decrease in accumulated other comprehensive loss related to the investment securities portfolio in the declining rate environment, while the increase in tangible assets, a non-GAAP measure, was reflective of organic loan growth and the Santander branch acquisition. During the first quarter, the increase in tangible equity, a non-GAAP measure, was primarily due to net earnings retention that was partially offset by an increase in the unrealized loss in the investment portfolio and common share repurchases, while the increase in tangible assets, a non-GAAP measure, was driven by organic loan growth and an increase in cash and cash equivalents due to net deposit inflows. See Table 14 for Reconciliation of Quarterly GAAP to Non-GAAP Measures.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as borrowings from the FHLB and the FRB and credit lines from correspondent banks. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit, and the brokered CD market. The primary sources of funds are deposits, which totaled $14.87 billion at March 31, 2026. The primary sources of non-deposit funds are customer repurchase agreements, FHLB and FRB term borrowings and overnight advances. At March 31, 2026, there were $201.0 million of customer repurchase agreements, $438.1 million of FHLB term borrowings outstanding, and no overnight borrowings.

The Company’s primary sources of available liquidity include unrestricted cash and cash equivalents, borrowing capacity at the FHLB and FRB, as well as net unpledged investment securities that could be sold, subject to market conditions, or used to collateralize additional funding. Table 13 below details the available sources of liquidity at March 31, 2026. In addition, there was $75.0 million available in unsecured lines of credit with correspondent banks at March 31, 2026. The Company’s sources of immediately available liquidity of $6.83 billion as of March 31, 2026 represent approximately 248% of the Company’s estimated uninsured deposits (deposits in excess of FDIC limits), net of collateralized and intercompany deposits (“net estimated uninsured deposits”), estimated to be approximately $2.76 billion.

Table 13: Sources of Liquidity

	March 31,	December 31,	March 31,
(000's omitted)	2026	2025	2025
Unrestricted cash and cash equivalents	$557,413	$286,995	$512,911
FHLB borrowing capacity	1,626,602	1,576,124	1,336,752
FRB borrowing capacity	2,888,239	2,776,607	2,689,201
Net unpledged investment securities	1,761,908	2,177,896	1,398,682
Total sources of liquidity	$6,834,162	$6,817,622	$5,937,546

Net estimated uninsured deposits	$2,759,769	$2,739,971	$2,339,458

Total sources of liquidity/net estimated uninsured deposits	248%	249%	254%

To measure intermediate risk over the next twelve months, the Company reviews a sources and uses projection. As of March 31, 2026, there is sufficient liquidity available during the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed for various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of March 31, 2026 indicate the Company has sufficient sources of liquidity for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of growth in interest-earning assets and interest-bearing liabilities for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system which disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Board and the Company’s ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis. Triggers within the plan and liquidity risk monitor are not by themselves definitive indicators of insufficient liquidity, but rather a mechanism for management to monitor conditions and possibly provide advance warning which could avert or reduce the impact of a crisis. Liquidity triggers are set based on a variety of factors, including Company history, trends, and current operating performance, industry observations, and, as warranted, changes in internal and external economic factors. Indicators include: core liquidity and funding needs such as the core basic surplus, unencumbered securities to average assets, and free FHLB and FRB loan collateral to average assets; heightened funding needs indicators such as average loans to average deposits, average governmental and nongovernmental deposits to total funding, and average borrowings to total funding; capital at risk indicators including regulatory ratios; asset quality indicators; and decrease in funds availability indicators which are a combination of internal and external factors such as increased restrictions on borrowing or downturns in the credit market. The Company has established three risk levels for these liquidity triggers that inform the response based on the severity of the circumstances. Responses vary from an assessment of possible funding deficiencies with no impact on normal business operations to immediate action required due to impending funding problems. For more information regarding the risk factor associated with the possibility of a funding crisis, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on February 27, 2026.

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

The foregoing list of important factors is not all-inclusive.  For more information about factors that could cause actual results to differ materially from the Company’s expectations, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on February 27, 2026. Any forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made.  If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Reconciliation of GAAP to Non-GAAP Measures

Table 14: GAAP to Non-GAAP Reconciliations

	Three Months Ended
	March 31,
(000’s omitted)	2026	2025
Operating pre-tax, pre-provision net revenue (non-GAAP)
Net income (GAAP)	$57,218	$49,614
Income taxes	17,396	14,654
Income before income taxes	74,614	64,268
Provision for credit losses	5,636	6,690
Pre-tax, pre-provision net revenue (non-GAAP)	80,250	70,958
Acquisition expenses	433	1
Litigation accrual	0	(50)
Unrealized loss (gain) on equity securities	401	(245)
Amortization of intangible assets	4,246	3,482
Operating pre-tax, pre-provision net revenue (non-GAAP)	$85,330	$74,146

Operating pre-tax, pre-provision net revenue per share (non-GAAP)
Diluted earnings per share (GAAP)	$1.08	$0.93
Income taxes	0.33	0.28
Income before income taxes	1.41	1.21
Provision for credit losses	0.11	0.12
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.52	1.33
Acquisition expenses	0.01	0.00
Litigation accrual	0.00	0.00
Unrealized loss (gain) on equity securities	0.00	0.00
Amortization of intangible assets	0.08	0.07
Operating pre-tax, pre-provision net revenue per share (non-GAAP)	$1.61	$1.40

Operating net income (non-GAAP)
Net income (GAAP)	$57,218	$49,614
Acquisition expenses	433	1
Tax effect of acquisition expenses	(99)	0
Subtotal (non-GAAP)	57,552	49,615
Litigation accrual	0	(50)
Tax effect of litigation accrual	0	12
Subtotal (non-GAAP)	57,552	49,577
Unrealized loss (gain) on equity securities	401	(245)
Tax effect of unrealized loss (gain) on equity securities	(91)	57
Subtotal (non-GAAP)	57,862	49,389
Amortization of intangible assets	4,246	3,482
Tax effect of amortization of intangible assets	(967)	(804)
Operating net income (non-GAAP)	$61,141	$52,067

	Three Months Ended
	March 31,
(000's omitted)	2026	2025
Operating diluted earnings per share (non-GAAP)
Diluted earnings per share (GAAP)	$1.08	$0.93
Acquisition expenses	0.01	0.00
Tax effect of acquisition expenses	0.00	0.00
Subtotal (non-GAAP)	1.09	0.93
Litigation accrual	0.00	0.00
Tax effect of litigation accrual	0.00	0.00
Subtotal (non-GAAP)	1.09	0.93
Unrealized loss (gain) on equity securities	0.00	0.00
Tax effect of unrealized loss (gain) on equity securities	0.00	0.00
Subtotal (non-GAAP)	1.09	0.93
Amortization of intangible assets	0.08	0.07
Tax effect of amortization of intangible assets	(0.02)	(0.02)
Operating diluted earnings per share (non-GAAP)	$1.15	$0.98

Return on assets
Net income (GAAP)	$57,218	$49,614
Average total assets	17,468,804	16,439,357
Return on assets (GAAP)	1.33%	1.22%

Operating return on assets (non-GAAP)
Operating net income (non-GAAP)	$61,141	$52,067
Average total assets	17,468,804	16,439,357
Operating return on assets (non-GAAP)	1.42%	1.28%

Return on equity
Net income (GAAP)	$57,218	$49,614
Average total equity	2,016,141	1,783,646
Return on equity (GAAP)	11.51%	11.28%

Operating return on equity (non-GAAP)
Operating net income (non-GAAP)	$61,141	$52,067
Average total equity	2,016,141	1,783,646
Operating return on equity (non-GAAP)	12.30%	11.84%

Net interest margin
Net interest income	$134,712	$120,212
Total average interest-earning assets	15,940,176	15,165,301
Net interest margin	3.43%	3.21%

Net interest margin (FTE) (non-GAAP)
Net interest income	$134,712	$120,212
Fully tax-equivalent adjustment (non-GAAP)	850	894
Fully tax-equivalent net interest income (non-GAAP)	135,562	121,106
Total average interest-earning assets	15,940,176	15,165,301
Net interest margin (FTE) (non-GAAP)	3.45%	3.24%

	Three Months Ended
	March 31,
(000’s omitted)	2026	2025
Operating noninterest revenues (non-GAAP)
Noninterest revenues (GAAP)	$78,574	$76,036
Unrealized loss (gain) on equity securities	401	(245)
Total operating noninterest revenues (non-GAAP)	$78,975	$75,791

Operating noninterest expenses (non-GAAP)
Noninterest expenses (GAAP)	$133,036	$125,290
Acquisition expenses	(433)	(1)
Litigation accrual	0	50
Amortization of intangible assets	(4,246)	(3,482)
Total operating noninterest expenses (non-GAAP)	$128,357	$121,857

Operating revenues (non-GAAP)
Net interest income (GAAP)	$134,712	$120,212
Noninterest revenues (GAAP)	78,574	76,036
Total revenues (GAAP)	213,286	196,248
Unrealized loss (gain) on equity securities	401	(245)
Total operating revenues (non-GAAP)	$213,687	$196,003

Noninterest revenues/total revenues
Total noninterest revenues (GAAP) – numerator	$78,574	$76,036
Total revenues (GAAP) – denominator	213,286	196,248
Noninterest revenues/total revenues (GAAP)	36.8%	38.7%

Operating noninterest revenues/operating revenues (FTE) (non-GAAP)
Total operating noninterest revenues (non-GAAP) – numerator	$78,975	$75,791
Total operating revenues (non-GAAP)	213,687	196,003
Fully tax-equivalent adjustment (non-GAAP)	850	894
Total operating revenues (FTE) (non-GAAP) – denominator	214,537	196,897
Operating noninterest revenues/operating revenues (FTE) (non-GAAP)	36.8%	38.5%

Efficiency ratio (GAAP)
Total noninterest expenses (GAAP) – numerator	$133,036	$125,290
Total revenues (GAAP) – denominator	213,286	196,248
Efficiency ratio (GAAP)	62.4%	63.8%

Operating efficiency ratio (non-GAAP)
Total operating noninterest expenses (non-GAAP) – numerator	$128,357	$121,857
Total operating revenues (FTE) (non-GAAP) – denominator	214,537	196,897
Operating efficiency ratio (non-GAAP)	59.8%	61.9%

Return on tangible equity (non-GAAP)
Net income (GAAP)	$57,218	$49,614
Amortization of intangible assets, net of tax	3,279	2,678
Net income, excluding amortization of intangible assets (non-GAAP)	60,497	52,292
Average shareholders’ equity	2,016,141	1,783,646
Average goodwill and intangible assets, net	(942,701)	(900,530)
Average deferred taxes on goodwill and intangible assets, net	43,829	44,631
Average tangible common equity (non-GAAP)	1,117,269	927,747
Return on tangible equity (non-GAAP)	21.96%	22.86%

Operating return on tangible equity (non-GAAP)
Operating net income (non-GAAP)	$61,141	$52,067
Average tangible common equity (non-GAAP)	1,117,269	927,747
Operating return on tangible equity (non-GAAP)	22.19%	22.76%

	March 31,	December 31,	March 31,
(000’s omitted)	2026	2025	2025
Total tangible assets (non-GAAP)
Total assets (GAAP)	$17,744,859	$17,303,296	$16,764,296
Goodwill and intangible assets, net	(943,314)	(942,716)	(900,332)
Deferred taxes on goodwill and intangible assets, net	43,752	43,905	44,644
Total tangible assets (non-GAAP)	$16,845,297	$16,404,485	$15,908,608

Total tangible common equity (non-GAAP)
Shareholders’ equity (GAAP)	$2,023,992	$2,006,034	$1,834,075
Goodwill and intangible assets, net	(943,314)	(942,716)	(900,332)
Deferred taxes on goodwill and intangible assets, net	43,752	43,905	44,644
Total tangible common equity (non-GAAP)	$1,124,430	$1,107,223	$978,387

Shareholders’ equity-to-assets ratio at quarter end
Total shareholders' equity (GAAP) - numerator	$2,023,992	$2,006,034	$1,834,075
Total assets (GAAP) - denominator	17,744,859	17,303,296	16,764,296
Shareholders’ equity-to-assets ratio at quarter (GAAP)	11.41%	11.59%	10.94%

Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)
Total tangible common equity (non-GAAP) - numerator	$1,124,430	$1,107,223	$978,387
Total tangible assets (non-GAAP) - denominator	16,845,297	16,404,485	15,908,608
Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)	6.68%	6.75%	6.15%

Book value (GAAP)
Total shareholders’ equity (GAAP) – numerator	$2,023,992	$2,006,034	$1,834,075
Period end common shares outstanding – denominator	52,537	52,682	52,836
Book value (GAAP)	$38.53	$38.08	$34.71

Tangible book value (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$1,124,430	$1,107,223	$978,387
Period end common shares outstanding – denominator	52,537	52,682	52,836
Tangible book value (non-GAAP)	$21.40	$21.02	$18.52

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 91.0% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions account for 8.9% of the total portfolio, of which 96.7% carry a minimum rating of A-. The remaining 0.1% of the portfolio is comprised of other investment grade securities. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

The following reflects the Company's estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using March 31, 2026 as a starting point.

●	The model assumes the Company’s average deposit balances will increase approximately 2.4% over the next twelve months.

●	The model assumes the Company’s average earning asset balances will increase approximately 2.8% over the next twelve months, largely due to forecasted loan growth.

●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

●	The model assumes approximately $30.0 million of additional mortgage-backed security purchases over the next twelve months. Investment cash inflows will be used to fund these purchases with any excess inflows being used to pay down overnight borrowings and fund loan growth.

●	In the rising/falling rates scenarios, the prime rate, the federal funds rate, and the 3-month treasury rate are assumed to move up/down in a straight-line manner by the amounts listed below over a 12-month period. The remainder of the treasury curve normalizes to a historical shape based off a historical spread between the 3-month treasury and each point on the treasury curve, which also occurs over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at March 31, 2026	income at March 31, 2026
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(757)	(0.1)%
+100 basis points	$(232)	0.0%
-100 basis points	$(1,277)	(0.2)%
-200 basis points	$(4,463)	(0.8)%

Projected NII over the 12-month forecast period decreases slightly in the up 100 and up 200 interest rate environments largely due to higher funding costs minimally outpacing the higher income on loans and interest earning cash.

Projected NII decreases in the down 100 and down 200 interest rate environments largely due to lower income on cash balances, investments, and loans all partially offset by lower funding costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings or other matters in which claims for monetary damages are asserted. Information on current legal proceedings and other matters is set forth in Note H to the consolidated financial statements included under Part I, Item 1.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable.

b) Not applicable.

c) At its December 2025 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,633,000 shares, or 5.0% of the Company’s common stock outstanding, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2026. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.

The following table presents stock purchases made during the first quarter of 2026:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
January 1-31, 2026	3,924	$58.08	0	2,633,000
February 1-28, 2026	200,000	63.28	200,000	2,433,000
March 1-31, 2026	81,370	57.90	50,000	2,383,000
Total (1)	285,294	$61.68	250,000
(1)	Included in the common shares repurchased were 730 shares acquired by the Company in connection with the administration of a deferred compensation plan and 34,564 shares acquired by the Company in connection with the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a) Not applicable.

b) Not applicable.

c) Certain of the Company’s officers or directors have made elections to participate in, and are participating in, the Company’s dividend reinvestment plan and 401(k) plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options or the settlement of restricted stock, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the fiscal quarter ended March 31, 2026, none of the Company’s directors or officers informed the Company of the adoption of or termination of a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement,” as those terms are defined in Item 408 of Regulation S-K.

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

Community Financial System, Inc.

Date: May 8, 2026	/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov, President and Chief Executive Officer

Date: May 8, 2026	/s/ Marya Burgio Wlos
Marya Burgio Wlos, Executive Vice President, Treasurer and Chief Financial Officer