Form 10-Q
period 2026-06-30
COMMUNITY FINANCIAL SYSTEM, INC.
filed 2026-08-07
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on July 31, 2026: 52,615,905 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2026	2025
Assets:
Cash and cash equivalents (includes restricted cash of $14,760 at June 30, 2026 and December 31, 2025)	$258,174	$301,755
Available-for-sale investment securities, includes pledged securities that can be sold or repledged of $318,329 and $319,478, respectively (cost of $3,237,809 and $3,148,728, respectively)	2,957,963	2,875,341
Held-to-maturity securities, includes pledged securities that can be sold or repledged of $9,090 and $0, respectively (fair value of $1,372,481 and $1,370,464, respectively)	1,478,386	1,454,166
Equity and other securities	87,857	77,252

Loans	11,282,824	10,949,757
Allowance for credit losses	(91,696)	(87,921)
Loans, net of allowance for credit losses	11,191,128	10,861,836

Goodwill	900,650	887,975
Core deposit intangibles, net	15,732	14,754
Other intangibles, net	47,312	39,987
Goodwill and intangible assets, net	963,694	942,716

Premises and equipment, net	250,251	246,505
Accrued interest and fees receivable	60,888	57,734
Equity method investments	36,276	37,065
Other assets	479,153	448,926

Total assets	$17,763,770	$17,303,296

Liabilities:
Noninterest-bearing deposits	$3,872,611	$3,683,442
Interest-bearing deposits	10,837,798	10,703,643
Total deposits	14,710,409	14,387,085

Overnight borrowings	172,800	0
Securities sold under agreement to repurchase, short-term	157,577	231,163
Federal Home Loan Bank and other borrowings	433,720	458,770
Accrued interest and other liabilities	216,499	220,244
Total liabilities	15,691,005	15,297,262

Commitments and contingencies (See Note H)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 55,067,544 and 54,907,426 shares issued, respectively	55,067	54,907
Additional paid in capital	1,100,368	1,088,047
Retained earnings	1,456,743	1,387,636
Accumulated other comprehensive loss	(417,627)	(418,990)
Treasury stock, at cost (2,469,140 shares, including 79,939 shares held by deferred compensation arrangements at June 30, 2026, and 2,225,209 shares including 94,479 shares held by deferred compensation arrangements at December 31, 2025)	(126,355)	(110,945)
Deferred compensation arrangements (79,939 and 94,479 shares, respectively)	4,569	5,379
Total shareholders’ equity	2,072,765	2,006,034

Total liabilities and shareholders’ equity	$17,763,770	$17,303,296

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$157,530	$146,534	$311,908	$289,438
Interest and dividends on taxable investments	23,932	23,581	46,819	45,550
Interest and dividends on nontaxable investments	2,890	2,763	5,612	5,537
Total interest income	184,352	172,878	364,339	340,525

Interest expense:
Interest on deposits	39,382	40,637	78,755	79,924
Interest on borrowings	5,826	7,493	11,728	15,641
Total interest expense	45,208	48,130	90,483	95,565

Net interest income	139,144	124,748	273,856	244,960
Provision for credit losses	4,607	4,117	10,243	10,807
Net interest income after provision for credit losses	134,537	120,631	263,613	234,153

Noninterest revenues:
Deposit service fees	15,493	14,519	31,410	28,826
Mortgage banking	1,191	972	2,291	1,970
Other banking services	4,605	4,567	9,399	8,368
Employee benefit services	34,877	32,380	69,449	65,002
Insurance services	13,195	13,388	25,781	27,589
Wealth management services	10,403	8,683	20,735	18,545
Gain (loss) on equity securities	4,710	(1)	4,309	244
Loss from equity method investments	(463)	0	(789)	0
Total noninterest revenues	84,011	74,508	162,585	150,544

Noninterest expenses:
Salaries and employee benefits	82,431	79,021	162,753	155,463
Data processing and communications	19,686	16,699	37,557	32,821
Occupancy and equipment	13,885	11,486	28,767	24,184
Business development and marketing	2,556	4,001	5,091	7,131
Legal and professional fees	4,314	4,368	9,384	9,217
Amortization of intangible assets	4,408	3,369	8,654	6,851
Other expenses	10,453	10,158	18,563	18,725
Total noninterest expenses	137,733	129,102	270,769	254,392

Income before income taxes	80,815	66,037	155,429	130,305
Income taxes	19,481	14,706	36,877	29,360
Net income	$61,334	$51,331	$118,552	$100,945

Basic earnings per share	$1.16	$0.97	$2.25	$1.91
Diluted earnings per share	$1.16	$0.97	$2.24	$1.90

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Pension and other post-retirement obligations:
Amortization of actuarial losses (gains) included in net periodic pension cost, gross	$4	$(50)	$10	$(101)
Tax effect	(1)	12	(3)	25
Amortization of actuarial losses (gains) included in net periodic pension cost, net	3	(38)	7	(76)

Amortization of prior service cost included in net periodic pension cost, gross	87	112	172	224
Tax effect	(22)	(28)	(43)	(56)
Amortization of prior service cost included in net periodic pension cost, net	65	84	129	168

Other comprehensive income related to pension and other post-retirement obligations, net of taxes	68	46	136	92

Net unrealized holding gains on investment securities:
Net unrealized holding gains on investment securities, gross	10,975	24,307	5,531	81,534
Tax effect	(2,773)	(6,074)	(1,398)	(20,376)
Net unrealized holding gains on investment securities, net	8,202	18,233	4,133	61,158

Other comprehensive gain related to unrealized holding gains on investment securities, net of taxes	8,202	18,233	4,133	61,158

Derivatives designated as hedging instruments:
Net unrealized losses on cash flow hedges, gross	(2,719)	0	(4,111)	0
Tax effect	683	0	1,035	0
Net unrealized losses on cash flow hedges, net	(2,036)	0	(3,076)	0

Reclassification adjustment for realized losses included in net income on cash flow hedges, gross	175	0	227	0
Tax effect	(44)	0	(57)	0
Reclassification adjustment for realized losses included in net income on cash flow hedges, net	131	0	170	0

Other comprehensive loss related to cash flow hedges, net of taxes	(1,905)	0	(2,906)	0

Other comprehensive income, net of taxes	6,365	18,279	1,363	61,250
Net income	61,334	51,331	118,552	100,945
Comprehensive income	$67,699	$69,610	$119,915	$162,195

	As of
	June 30,	December 31,
	2026	2025
Accumulated Other Comprehensive Loss by Component:
Unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	$(8,370)	$(8,552)
Tax effect	1,982	2,028
Net unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	(6,388)	(6,524)

Unrealized loss on investment securities	(537,193)	(542,724)
Tax effect	128,860	130,258
Net unrealized loss on investment securities	(408,333)	(412,466)

Unrealized loss on cash flow hedges	(3,884)	0
Tax effect	978	0
Net unrealized loss on cash flow hedges	(2,906)	0

Accumulated other comprehensive loss	$(417,627)	$(418,990)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended June 30, 2026 and 2025

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total
Balance at March 31, 2026	52,537,421	$54,997	$1,094,103	$1,420,143	$(423,992)	$(125,791)	$4,532	$2,023,992

Net income				61,334				61,334

Other comprehensive income, net of tax					6,365			6,365

Dividends declared:
Common, $0.47 per share				(24,734)				(24,734)

Common stock activity under employee stock plans	70,052	70	3,545					3,615

Stock-based compensation			2,757					2,757

Distribution of stock under deferred compensation arrangements			(37)				37	0

Treasury stock purchased	(9,069)					(564)		(564)

Balance at June 30, 2026	52,598,404	$55,067	$1,100,368	$1,456,743	$(417,627)	$(126,355)	$4,569	$2,072,765

Balance at March 31, 2025	52,836,307	$54,853	$1,078,253	$1,300,658	$(505,114)	$(99,825)	$5,250	$1,834,075

Net income				51,331				51,331

Other comprehensive income, net of tax					18,279			18,279

Dividends declared:
Common, $0.46 per share				(24,329)				(24,329)

Common stock activity under employee stock plans	33,947	34	1,228					1,262

Stock-based compensation			2,515					2,515

Distribution of stock under deferred compensation arrangements			(42)				42	0

Treasury stock purchased	(829)					(42)		(42)

Balance at June 30, 2025	52,869,425	$54,887	$1,081,954	$1,327,660	$(486,835)	$(99,867)	$5,292	$1,883,091

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2026 and 2025

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total
Balance at December 31, 2025	52,682,217	$54,907	$1,088,047	$1,387,636	$(418,990)	$(110,945)	$5,379	$2,006,034

Net income				118,552				118,552

Other comprehensive income, net of tax					1,363			1,363

Dividends declared:
Common, $0.94 per share				(49,445)				(49,445)

Common stock activity under employee stock plans	160,118	160	6,449					6,609

Stock-based compensation			5,727					5,727

Distribution of stock under deferred compensation arrangements	15,868		145			665	(810)	0

Treasury stock purchased	(259,799)					(16,075)		(16,075)

Balance at June 30, 2026	52,598,404	$55,067	$1,100,368	$1,456,743	$(417,627)	$(126,355)	$4,569	$2,072,765

Balance at December 31, 2024	52,667,836	$54,696	$1,075,537	$1,275,331	$(548,085)	$(100,539)	$5,895	$1,762,835

Net income				100,945				100,945

Other comprehensive income, net of tax					61,250			61,250

Dividends declared:
Common, $0.92 per share				(48,616)				(48,616)

Common stock activity under employee stock plans	190,877	191	1,013					1,204

Stock-based compensation			5,563					5,563

Distribution of stock under deferred compensation arrangements	12,361		(159)			762	(603)	0

Treasury stock purchased	(1,649)					(90)		(90)

Balance at June 30, 2025	52,869,425	$54,887	$1,081,954	$1,327,660	$(486,835)	$(99,867)	$5,292	$1,883,091

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities:
Net income	$118,552	$100,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,341	7,301
Amortization of intangible assets	8,654	6,851
Net amortization on securities, loans, finance leases and borrowings	6,932	6,394
Stock-based compensation	5,727	5,563
Provision for credit losses	10,243	10,807
Amortization of mortgage servicing rights	415	386
Gain on equity securities	(4,309)	(244)
Income from bank-owned life insurance policies	(2,023)	(1,376)
Net gain on sale of assets	(1,051)	(989)
Loss from equity method investments	789	0
Change in other assets and liabilities	(32,661)	(19,441)
Net cash provided by operating activities	122,609	116,197
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	33,741	27,399
Proceeds from maturities, calls, and paydowns of held-to-maturity investment securities	21,113	11,750
Proceeds from maturities and redemptions of equity and other investment securities, net	707	1,332
Proceeds from sales of equity and other investment securities	5,819	0
Purchases of held-to-maturity investment securities	(30,914)	(83,110)
Purchases of equity and other securities, net	(12,687)	(280)
Net increase in loans	(354,195)	(114,426)
Cash paid for acquisitions, net of cash acquired	(26,592)	(302)
Proceeds from sales of premises, equipment and other assets	1,505	1,522
Purchases of premises and equipment	(20,934)	(27,858)
Net cash used in investing activities	(382,437)	(183,973)
Financing activities:
Net increase in deposits	203,249	260,061
Net increase in overnight borrowings	172,800	12,400
Net decrease in securities sold under agreement to repurchase, short-term	(73,586)	(80,932)
Payments on and maturities of Federal Home Loan Bank and other borrowings	(24,879)	(35,733)
Payments of contingent consideration for acquisitions	(2,338)	(378)
Proceeds from the issuance of common stock for employee stock plans	10,099	3,667
Purchases of treasury stock	(16,075)	(90)
Cash dividends paid	(49,533)	(48,512)
Withholding taxes paid on share-based compensation	(3,490)	(2,463)
Net cash provided by financing activities	216,247	108,020
Change in cash, cash equivalents and restricted cash	(43,581)	40,244
Cash, cash equivalents and restricted cash at beginning of period	301,755	197,004
Cash, cash equivalents and restricted cash at end of period	$258,174	$237,248

Supplemental disclosures of cash flow information:
Cash paid for interest	$91,509	$96,258
Cash paid for income taxes	28,990	23,353
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	24,912	24,514
Transfers from loans to other real estate	427	6,542
Transfers from premises and equipment, net to other assets	4,811	0
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	121,329	94
Fair value of liabilities assumed	121,503	131
Contingent consideration in exchange for acquired assets	1,565	3,499

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2026

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three and six months ended June 30, 2026 is unaudited; however, in the opinion of Community Financial System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026.

NOTE B: ACQUISITIONS

Subsequent Period Acquisitions

On August 1, 2026, the Company, through its subsidiary OneGroup, NY, Inc. (“OneGroup”), completed the acquisition of certain assets of an insurance agency based in New York for approximately $3.1 million in cash plus contingent consideration. The transaction is expected to expand the insurance services revenue and offerings of the Company. The effects of the acquisition will be included in the consolidated financial statements from that date.

Current and Prior Period Acquisitions

On June 1, 2026, the Company, through its subsidiary Community Bank, N.A. (“CBNA”), completed the acquisition of ClearPoint Federal Bank & Trust (“ClearPoint”). The transaction expands the wealth management services offerings of the Company. Total consideration was $39.0 million, of which $28.2 million was paid as of June 30, 2026 and the remaining $10.8 million is accrued and not yet paid. The Company recorded investment securities of $118.2 million, deposits of $120.1 million, core deposit intangibles of $3.1 million, other intangibles consisting of a customer list intangible of $8.1 million, and goodwill of $10.4 million. The acquired investments consist primarily of available-for-sale securities, and the deposits consist primarily of core savings deposits. The effects of the acquired assets and liabilities for the acquisitions have been included in the consolidated financial statements since that date. For the three and six months ended June 30, 2026, revenues were $0.7 million and direct expenses were $0.5 million.

During the first six months of 2026, the Company, through its subsidiaries OneGroup and Benefit Plans Administrative Services, LLC (“BPA”), completed the acquisitions of five financial services companies based in New York and Florida. Total aggregate consideration for the OneGroup acquisitions was $5.6 million in cash and contingent consideration with an estimated fair value of $1.5 million at the acquisition date. Total consideration for the BPA acquisition was $0.1 million in cash plus contingent consideration with an estimated fair value of $0.1 million at acquisition date. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of revenue over periods ranging from one to three years following the acquisition date. The fair value of the contingent consideration at the acquisition date was determined by forecasting estimated amounts of revenue for each applicable period and applying the appropriate factor to those amounts based on the purchase agreement. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired included $5.8 million of customer list intangible assets and the Company recorded $2.1 million of goodwill in conjunction with the acquisitions. Revenues and direct expenses for the three and six months ended June 30, 2026 were immaterial.

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

During 2025, the Company, through its subsidiaries Nottingham Investment Services, Inc. (“NISI”), OneGroup, BPA, Benefit Plans Administrative Services, Inc. (“BPAS”), completed the acquisitions of certain assets of financial services companies based in Pennsylvania, Florida, Kentucky, New York, Kansas, Minnesota and Missouri. Total aggregate consideration was $4.5 million in cash and contingent consideration with an estimated fair value of $6.7 million at the acquisition date. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of revenue over periods ranging from one to four years following the acquisition date. The fair value of the contingent consideration at the acquisition date was determined by forecasting estimated amounts of revenue for each applicable period and applying the appropriate factor to those amounts based on the purchase agreement. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired included $8.4 million of customer list intangible assets and the Company recorded $2.9 million of goodwill in conjunction with the acquisitions. Revenues and direct expenses for the three and six months ended June 30, 2026 and 2025 were immaterial.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions.

The Santander transaction accelerates CBNA’s overall expansion in the strategic Greater Lehigh Valley and complements its existing commercial and consumer lending presence in the market. The ClearPoint, NISI, OneGroup, BPA and BPAS transactions generally expand the Company’s wealth management services, insurance services and employee benefit services presence. Management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in acquisitions considered to be business combinations:

	2026			2025
(000's omitted)	ClearPoint	Other(1)	Total	Santander	Other(2)	Total
Consideration:
Cash	$38,990	$5,655	$44,645	$80,944	$4,521	$85,465
Contingent consideration	0	1,565	1,565	0	6,724	6,724
Total net consideration	38,990	7,220	46,210	80,944	11,245	92,189

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	16,951	6	16,957	546,042	0	546,042
Investment securities	118,225	0	118,225	0	0	0
Loans, net of allowance for credit losses	0	0	0	31,755	0	31,755
Premises and equipment	609	108	717	4,394	98	4,492
Accrued interest and fees receivable	984	0	984	230	0	230
Core deposit intangibles	3,100	0	3,100	11,900	0	11,900
Other intangibles	8,100	5,757	13,857	0	8,441	8,441
Other assets	1,207	196	1,403	45	0	45
Deposits	(120,075)	0	(120,075)	(543,734)	0	(543,734)
Other liabilities	(473)	(955)	(1,428)	(1,804)	(210)	(2,014)
Total identifiable assets, net	28,628	5,112	33,740	48,828	8,329	57,157
Goodwill	$10,362	$2,108	$12,470	$32,116	$2,916	$35,032
(1)	Includes amounts for OneGroup and BPA acquisitions completed as of June 30, 2026.
(2)	Includes amounts for NISI, OneGroup, BPA and BPAS acquisitions completed in 2025.

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

The fair value of checking, savings and money market deposit accounts acquired in the ClearPoint and Santander transactions were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit accounts acquired in the Santander acquisition were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates, which resulted in a premium of $0.5 million. Core deposit intangibles were valued using the cost savings approach, which is a variant of the income approach, where the spread between the cost of deposits and an alternative funds rate is calculated and the cost savings are discounted to present value using a risk adjusted discount rate. The total core deposit intangible for the ClearPoint acquisition was $3.1 million and $11.9 million for the Santander acquisition.

The goodwill, which is not amortized for book purposes, was assigned to the Insurance Services segment for the OneGroup acquisitions. The goodwill was assigned to the Banking and Corporate segment for the Santander acquisition, the Wealth Management Services segment for the NISI and ClearPoint acquisitions and the Employee Benefits Services segment for the BPA and BPAS acquisitions. The goodwill arising from the ClearPoint acquisition is not deductible for tax purposes, while the goodwill from the remaining acquisitions completed in 2026 and 2025 is deductible for tax purposes.

Disclosure of the pro forma revenue and earnings assuming the ClearPoint and Santander acquisitions had been completed as of January 1, 2025 and January 1, 2024, respectively, is not considered practicable. Retrospective application to that date would require assumptions about management's intent in prior periods that cannot be independently substantiated. It is not possible to objectively distinguish information about significant estimates of amounts that provide evidence of circumstances that existed on the dates at which those amounts would be recognized, measured, or disclosed under retrospective application and would have been available when the financial statements for that prior period were issued.

NOTE C: ACCOUNTING POLICIES

The notes to the consolidated financial statements appearing in the Company’s 2025 Annual Report on Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim consolidated financial statements.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2026, $40.3 million of accounts receivable, including $9.3 million of unbilled fee revenue and $1.4 million of unearned revenue, was recorded in the consolidated statements of condition. As of December 31, 2025, $44.0 million of accounts receivable, including $8.5 million of unbilled fee revenue and $1.1 million of unearned revenue, was recorded in the consolidated statements of condition.

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

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,427,277	$16	$207,912	$2,219,381	$2,399,478	$0	$204,252	$2,195,226
Obligations of state and political subdivisions	462,678	562	27,247	435,993	417,414	430	25,927	391,917
Government agency mortgage-backed securities	329,485	53	45,087	284,451	322,253	96	43,464	278,885
Corporate debt securities	8,508	0	37	8,471	5,000	0	88	4,912
Government agency collateralized mortgage obligations	9,861	13	207	9,667	4,583	0	182	4,401
Total available-for-sale portfolio	$3,237,809	$644	$280,490	$2,957,963	$3,148,728	$526	$273,913	$2,875,341

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,183,312	$0	$107,538	$1,075,774	$1,168,487	$0	$87,003	$1,081,484
Government agency mortgage-backed securities	295,074	2,537	904	296,707	285,679	3,537	236	288,980
Total held-to-maturity portfolio	$1,478,386	$2,537	$108,442	$1,372,481	$1,454,166	$3,537	$87,239	$1,370,464

As of June 30, 2026, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $3.7 million and investment securities without readily determinable fair values carried at $84.2 million, including Federal Home Loan Banks of New York, Boston, and Indianapolis (collectively, “FHLB”) common stock of $40.4 million, Federal Reserve Bank (“FRB”) common stock of $33.3 million, equity securities of $5.3 million and other investment securities of $5.2 million.

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

The amount of upward and downward adjustments to equity securities without readily determinable fair values was not material for the three and six months ended June 30, 2026 and 2025.

The gains and losses on equity and other securities for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2026	2025	2026	2025
Net gain (loss) recognized on equity securities	$4,710	$(1)	$4,309	$244
Less: Net (gain) loss recognized on equity securities sold during the period	(4,234)	0	(4,234)	0
Unrealized gain (loss) recognized on equity securities still held	$476	$(1)	$75	$244

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of June 30, 2026

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$20,294	$114	$2,194,720	$207,798	$2,215,014	$207,912
Obligations of state and political subdivisions	88,426	1,090	253,871	26,157	342,297	27,247
Government agency mortgage-backed securities	29,213	241	251,086	44,846	280,299	45,087
Corporate debt securities	3,496	12	4,975	25	8,471	37
Government agency collateralized mortgage obligations	4,763	20	3,387	187	8,150	207
Total available-for-sale investment portfolio	$146,192	$1,477	$2,708,039	$279,013	$2,854,231	$280,490

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$1,075,774	$107,538	$1,075,774	$107,538
Government agency mortgage-backed securities	76,666	800	7,575	104	84,241	904
Total held-to-maturity portfolio	$76,666	$800	$1,083,349	$107,642	$1,160,015	$108,442

As of December 31, 2025

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,195,226	$204,252	$2,195,226	$204,252
Obligations of state and political subdivisions	12,210	22	284,268	25,905	296,478	25,927
Government agency mortgage-backed securities	200	0	272,150	43,464	272,350	43,464
Corporate debt securities	0	0	4,912	88	4,912	88
Government agency collateralized mortgage obligations	0	0	4,397	182	4,397	182
Total available-for-sale investment portfolio	$12,410	$22	$2,760,953	$273,891	$2,773,363	$273,913

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$1,081,484	$87,003	$1,081,484	$87,003
Government agency mortgage-backed securities	31,274	146	13,662	90	44,936	236
Total held-to-maturity portfolio	$31,274	$146	$1,095,146	$87,093	$1,126,420	$87,239

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated Aa1 by Moody’s Investor Services, AA+ by Standard & Poor’s, AA+ by Fitch and carry either an explicit or implicit guarantee by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds corporate debt securities in an unrealized loss position and, based on an analysis of the financial position of the issuers including financial performance, liquidity and regulatory capital ratios, the issuers of the securities show a remote risk of default. Timely interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of June 30, 2026 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of June 30, 2026. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $11.3 million at June 30, 2026 and is excluded from the estimate of credit losses.

Securities classified as held-to-maturity are included under the Current Expected Credit Loss (“CECL”) methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at June 30, 2026, all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities, therefore they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future as these securities are guaranteed by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an Aa1 rating from Moody’s Investor Services, AA+ rating from Standard & Poor’s, and AA+ from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of June 30, 2026. Accrued interest receivable on held-to-maturity debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $6.1 million at June 30, 2026 and is excluded from the estimate of credit losses. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000’s omitted)	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$502,545	$495,584
Due after one through five years	408,697	392,465	1,479,371	1,400,752
Due after five years through ten years	176,879	169,518	467,320	409,077
Due after ten years	597,736	513,791	449,227	358,432
Subtotal	1,183,312	1,075,774	2,898,463	2,663,845
Government agency mortgage-backed securities	295,074	296,707	329,485	284,451
Government agency collateralized mortgage obligations	0	0	9,861	9,667
Total	$1,478,386	$1,372,481	$3,237,809	$2,957,963

Investment securities with a carrying value of $2.15 billion and $2.06 billion at June 30, 2026 and December 31, 2025, respectively, were pledged to collateralize certain deposits, borrowings, and swaps. Securities pledged to collateralize certain deposits and borrowings included $318.3 million and $319.5 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at June 30, 2026 and December 31, 2025, respectively.

On August 3, 2026, the Company sold $296.8 million of lower-yielding available-for-sale U.S. Treasury securities and the proceeds from the sale were used to repay higher cost overnight borrowings. The sale resulted in a pre-tax realized loss of $3.0 million.

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	June 30,	December 31,
(000’s omitted)	2026	2025
CRE – multifamily	$951,856	$917,586
CRE – owner occupied	892,342	871,801
CRE – non-owner occupied	1,848,158	1,670,451
Commercial & industrial and other business loans	1,348,263	1,274,029
Consumer mortgage	3,629,301	3,617,186
Consumer indirect	1,871,343	1,859,354
Consumer direct	202,387	205,595
Home equity	539,174	533,755
Gross loans, including deferred origination costs	11,282,824	10,949,757
Allowance for credit losses	(91,696)	(87,921)
Loans, net of allowance for credit losses	$11,191,128	$10,861,836

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of June 30, 2026 and December 31, 2025:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
June 30, 2026	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$333	$0	$437	$770	$951,086	$951,856
CRE – owner occupied	2,171	0	4,286	6,457	885,885	892,342
CRE – non-owner occupied	587	0	1,795	2,382	1,845,776	1,848,158
Commercial & industrial and other business loans	2,993	0	11,109	14,102	1,334,161	1,348,263
Consumer mortgage	30,620	4,917	29,590	65,127	3,564,174	3,629,301
Consumer indirect	19,459	859	0	20,318	1,851,025	1,871,343
Consumer direct	1,839	153	0	1,992	200,395	202,387
Home equity	3,080	1,183	2,473	6,736	532,438	539,174
Total	$61,082	$7,112	$49,690	$117,884	$11,164,940	$11,282,824

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2025	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$861	$0	$437	$1,298	$916,288	$917,586
CRE – owner occupied	1,050	0	6,687	7,737	864,064	871,801
CRE – non-owner occupied	399	0	87	486	1,669,965	1,670,451
Commercial & industrial and other business loans	3,372	0	12,533	15,905	1,258,124	1,274,029
Consumer mortgage	28,206	4,497	27,686	60,389	3,556,797	3,617,186
Consumer indirect	24,052	1,052	0	25,104	1,834,250	1,859,354
Consumer direct	2,123	393	0	2,516	203,079	205,595
Home equity	3,861	1,006	2,079	6,946	526,809	533,755
Total	$63,924	$6,948	$49,509	$120,381	$10,829,376	$10,949,757

Interest income on nonaccrual loans of $0.1 million and $0.5 million was recognized during the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2025, respectively.

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

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at June 30, 2026 and December 31, 2025:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
June 30, 2026	2026	2025	2024	2023	2022	2021 & Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$28,917	$146,543	$10,540	$88,803	$127,902	$155,335	$153,482	$201,261	$912,783
Special mention	0	0	0	0	3,559	9,056	0	1,076	13,691
Substandard	0	0	0	8,805	0	13,588	97	2,892	25,382
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$28,917	$146,543	$10,540	$97,608	$131,461	$177,979	$153,579	$205,229	$951,856
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – owner occupied:
Risk rating
Pass	$62,090	$98,070	$82,212	$34,915	$55,518	$253,112	$56,778	$200,099	$842,794
Special mention	3,133	1,298	1,043	4,678	3,562	2,959	470	11,996	29,139
Substandard	0	1,562	1,783	0	4,662	9,948	316	2,138	20,409
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$65,223	$100,930	$85,038	$39,593	$63,742	$266,019	$57,564	$214,233	$892,342
Current period gross charge-offs(1)	$0	$0	$0	$134	$0	$0	$0	$0	$134

CRE – non-owner occupied:
Risk rating
Pass	$177,019	$173,575	$66,630	$73,904	$174,673	$372,123	$429,740	$217,234	$1,684,898
Special mention	0	0	1,395	8,421	2,087	23,082	14,790	24,798	74,573
Substandard	0	0	79	9,398	46,175	10,877	5,460	15,910	87,899
Doubtful	0	0	0	0	0	788	0	0	788
Total CRE – non-owner occupied	$177,019	$173,575	$68,104	$91,723	$222,935	$406,870	$449,990	$257,942	$1,848,158
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial & industrial and other business loans:
Risk rating
Pass	$120,323	$200,667	$128,243	$42,499	$45,544	$107,244	$516,855	$94,288	$1,255,663
Special mention	3,715	1,530	6,600	1,012	2,242	1,255	24,316	6,674	47,344
Substandard	36	2,045	3,204	2,133	2,662	6,206	21,101	4,611	41,998
Doubtful	0	1,532	0	0	0	0	0	1,726	3,258
Total commercial & industrial and other business loans	$124,074	$205,774	$138,047	$45,644	$50,448	$114,705	$562,272	$107,299	$1,348,263
Current period gross charge-offs(1)	$0	$0	$777	$0	$0	$0	$243	$302	$1,322

Total business lending:
Risk rating
Pass	$388,349	$618,855	$287,625	$240,121	$403,637	$887,814	$1,156,855	$712,882	$4,696,138
Special mention	6,848	2,828	9,038	14,111	11,450	36,352	39,576	44,544	164,747
Substandard	36	3,607	5,066	20,336	53,499	40,619	26,974	25,551	175,688
Doubtful	0	1,532	0	0	0	788	0	1,726	4,046
Total business lending	$395,233	$626,822	$301,729	$274,568	$468,586	$965,573	$1,223,405	$784,703	$5,040,619
Current period gross charge-offs(1)	$0	$0	$777	$134	$0	$0	$243	$302	$1,456
(1)For the six months ended June 30, 2026.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	2020 & Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$138,662	$13,544	$90,834	$125,581	$38,245	$130,435	$131,129	$173,234	$841,664
Special mention	0	0	8,522	9,317	9,019	5,089	4,979	24,825	61,751
Substandard	0	0	0	387	1,084	8,109	1,647	2,944	14,171
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$138,662	$13,544	$99,356	$135,285	$48,348	$143,633	$137,755	$201,003	$917,586
Current period gross charge-offs(1)	$0	$0	$0	$0	$19	$82	$428	$0	$529

CRE – owner occupied:
Risk rating
Pass	$119,369	$87,429	$39,911	$60,476	$47,869	$228,439	$20,295	$192,919	$796,707
Special mention	1,310	6,357	3,082	751	0	4,995	339	28,113	44,947
Substandard	1,449	1,571	1,024	7,066	3,073	9,895	337	5,732	30,147
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$122,128	$95,357	$44,017	$68,293	$50,942	$243,329	$20,971	$226,764	$871,801
Current period gross charge-offs(1)	$0	$0	$0	$47	$0	$9	$0	$0	$56

CRE – non-owner occupied:
Risk rating
Pass	$182,535	$67,569	$97,829	$189,423	$97,178	$311,706	$351,501	$218,249	$1,515,990
Special mention	3,067	1,407	4,748	0	2,593	19,642	19,024	24,679	75,160
Substandard	0	86	7,958	45,008	1,621	6,319	6,292	12,017	79,301
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – non-owner occupied	$185,602	$69,062	$110,535	$234,431	$101,392	$337,667	$376,817	$254,945	$1,670,451
Current period gross charge-offs(1)	$0	$0	$0	$0	$1,111	$0	$0	$3,198	$4,309

Commercial & industrial and other business loans:
Risk rating
Pass	$244,969	$149,911	$48,679	$59,557	$47,301	$86,492	$441,487	$85,982	$1,164,378
Special mention	2,175	10,772	1,289	2,810	1,342	860	35,197	8,109	62,554
Substandard	3,223	2,348	4,420	3,236	2,091	5,176	21,029	3,996	45,519
Doubtful	0	0	0	0	0	0	1,578	0	1,578
Total commercial & industrial and other business loans	$250,367	$163,031	$54,388	$65,603	$50,734	$92,528	$499,291	$98,087	$1,274,029
Current period gross charge-offs(1)	$0	$0	$235	$209	$150	$50	$303	$1,293	$2,240

Total business lending:
Risk rating
Pass	$685,535	$318,453	$277,253	$435,037	$230,593	$757,072	$944,412	$670,384	$4,318,739
Special mention	6,552	18,536	17,641	12,878	12,954	30,586	59,539	85,726	244,412
Substandard	4,672	4,005	13,402	55,697	7,869	29,499	29,305	24,689	169,138
Doubtful	0	0	0	0	0	0	1,578	0	1,578
Total business lending	$696,759	$340,994	$308,296	$503,612	$251,416	$817,157	$1,034,834	$780,799	$4,733,867
Current period gross charge-offs(1)	$0	$0	$235	$256	$1,280	$141	$731	$4,491	$7,134
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

The following tables detail the balances in all other loan categories at June 30, 2026 and December 31, 2025:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
June 30, 2026	2026	2025	2024	2023	2022	2021 & Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$110,051	$270,214	$266,555	$286,536	$284,958	$1,056,651	$24,210	$162,648	$2,461,823
Nonperforming	0	0	848	1,353	705	3,666	0	191	6,763
Total FICO AB	110,051	270,214	267,403	287,889	285,663	1,060,317	24,210	162,839	2,468,586
FICO CDE(2)
Performing	52,655	125,218	137,644	121,927	119,595	507,259	7,996	60,677	1,132,971
Nonperforming	0	704	3,730	3,971	5,361	12,743	152	1,083	27,744
Total FICO CDE	52,655	125,922	141,374	125,898	124,956	520,002	8,148	61,760	1,160,715
Total consumer mortgage	$162,706	$396,136	$408,777	$413,787	$410,619	$1,580,319	$32,358	$224,599	$3,629,301
Current period gross charge-offs(3)	$0	$0	$0	$0	$0	$94	$0	$0	$94

Consumer indirect:
Performing	$396,772	$650,588	$363,254	$236,079	$153,238	$70,553	$0	$0	$1,870,484
Nonperforming	0	242	170	170	205	72	0	0	859
Total consumer indirect	$396,772	$650,830	$363,424	$236,249	$153,443	$70,625	$0	$0	$1,871,343
Current period gross charge-offs(3)	$230	$1,386	$1,770	$1,398	$1,163	$700	$0	$0	$6,647

Consumer direct:
Performing	$51,859	$65,632	$39,728	$20,860	$9,478	$7,581	$7,045	$51	$202,234
Nonperforming	0	43	7	8	0	58	37	0	153
Total consumer direct	$51,859	$65,675	$39,735	$20,868	$9,478	$7,639	$7,082	$51	$202,387
Current period gross charge-offs(3)(4)	$21	$542	$531	$206	$166	$482	$2,183	$0	$4,131

Home equity:
Performing	$21,812	$60,221	$56,276	$40,122	$42,455	$100,139	$186,525	$27,968	$535,518
Nonperforming	0	47	538	722	482	761	928	178	3,656
Total home equity	$21,812	$60,268	$56,814	$40,844	$42,937	$100,900	$187,453	$28,146	$539,174
Current period gross charge-offs(3)	$0	$0	$0	$27	$0	$3	$11	$0	$41
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720.
(2)FICO CDE refers to loans with FICO scores less than 720 and potentially higher risk.
(3)For the six months ended June 30, 2026.
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

(3)For the year ended December 31, 2025.

For business lending loans on nonaccrual greater than $500,000 that do not share the same risk characteristics with a pool of loans, the company establishes individually assessed reserves using methods prescribed by GAAP. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. A summary of individually assessed business loans as of June 30, 2026 and December 31, 2025 follows:

	June 30, 2026			December 31, 2025
			Specifically			Specifically
	Carrying	Contractual	Allocated	Carrying	Contractual	Allocated
(000’s omitted)	Balance	Balance	Allowance	Balance	Balance	Allowance
Loans with allowance allocation:
CRE – non-owner occupied	$1,607	$1,607	$782	$0	$0	$0
Commercial & industrial and other business loans	4,258	4,269	3,264	3,669	4,000	1,403
Total	$5,865	$5,876	$4,046	$3,669	$4,000	$1,403

Loans without allowance allocation:
CRE – owner occupied	$3,968	$4,366	$0	$6,369	$6,735	$0
Commercial & industrial and other business loans	5,412	8,640	0	7,686	10,345	0
Total	$9,380	$13,006	$0	$14,055	$17,080	$0

The average carrying balance of individually assessed loans was $16.2 million and $17.1 million for the three months ended June 30, 2026 and 2025, respectively. The average carrying balance of individually assessed loans was $18.2 million and $39.5 million for the six months ended June 30, 2026 and 2025, respectively. An immaterial amount of interest income was recognized on individually assessed loans for the three and six months ended June 30, 2026 and 2025.

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

The following table presents the amortized cost basis of loans at June 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Amortized Cost
		Combination -
		Other Payment	Total Class of
	Term	Delay and Term	Financing
	Extension	Extension	Receivable
Three Months Ended June 30, 2026
CRE - non-owner occupied	$0	$5,432	0.29%
Consumer mortgage	267	0	0.01%
Total	$267	$5,432	0.05%

Three Months Ended June 30, 2025
Commercial & industrial and other business loans	$5,716	$0	0.46%
Total	$5,716	$0	0.05%

	Amortized Cost
		Combination -
		Other Payment	Total Class of
	Term	Delay and Term	Financing
	Extension	Extension	Receivable
Six months ended June 30, 2026
CRE - non-owner occupied	$0	$5,432	0.29%
Consumer mortgage	267	0	0.01%
Total	$267	$5,432	0.05%

Six months ended June 30, 2025
Commercial & industrial and other business loans	$5,716	$0	0.46%
Consumer mortgage	449	0	0.01%
Total	$6,165	$0	0.06%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

	June 30, 2026
			90+ Days Past
		Past Due 30 –	Due and Still
(000's omitted)	Current	89 Days	Accruing	Non-Accrual	Total
CRE - non-owner occupied	$5,432	$0	$0	$0	$5,432
Consumer mortgage	51	0	0	335	386
Total	$5,483	$0	$0	$335	$5,818

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026.

Weighted-Average Term Extension
(Years)
Three months ended June 30, 2026
CRE - non-owner occupied	2.0
Consumer mortgage	8.0
Total	2.3

Six months ended June 30, 2026
CRE - non-owner occupied	2.0
Consumer mortgage	8.0
Total	2.3

There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the three and six months ended June 30, 2026 and 2025.

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$49,952	$(1,101)	$213	$1,891	$50,955
Consumer mortgage	12,583	(45)	0	80	12,618
Consumer indirect	20,690	(3,190)	2,076	1,008	20,584
Consumer direct(1)	4,456	(1,896)	678	1,701	4,939
Home equity	1,512	(32)	0	120	1,600
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	90,193	(6,264)	2,967	4,800	91,696
Liability for off-balance sheet credit exposures	1,453	0	0	(193)	1,260
Total allowance for credit losses and liability for off-balance sheet credit exposures	$91,646	$(6,264)	$2,967	$4,607	$92,956
(1)	Includes overdraft charge-offs and recoveries.

	Three Months Ended June 30, 2025
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$42,988	$(4,897)	$350	$2,713	$41,154
Consumer mortgage	13,679	(18)	5	530	14,196
Consumer indirect	19,746	(2,620)	2,414	345	19,885
Consumer direct	4,033	(657)	324	433	4,133
Home equity	1,394	(16)	1	104	1,483
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	82,840	(8,208)	3,094	4,125	81,851
Liability for off-balance sheet credit exposures	867	0	0	(8)	859
Total allowance for credit losses and liability for off-balance sheet credit exposures	$83,707	$(8,208)	$3,094	$4,117	$82,710

	Six Months Ended June 30, 2026
				Acquisition
	Beginning	Charge-		Allowance		Ending
(000’s omitted)	balance	offs	Recoveries	Adjustment	Provision	balance
Business lending	$46,155	$(1,456)	$379	$4	$5,873	$50,955
Consumer mortgage	14,005	(94)	2	3	(1,298)	12,618
Consumer indirect	20,914	(6,647)	4,307	0	2,010	20,584
Consumer direct(1)	4,257	(4,131)	1,412	0	3,401	4,939
Home equity	1,590	(41)	0	(21)	72	1,600
Unallocated	1,000	0	0	0	0	1,000
Allowance for credit losses – loans	87,921	(12,369)	6,100	(14)	10,058	91,696
Liability for off-balance sheet credit exposures	1,075	0	0	0	185	1,260
Total allowance for credit losses and liability for off-balance sheet credit exposures	$88,996	$(12,369)	$6,100	$(14)	$10,243	$92,956
(1)	Includes overdraft charge-offs and recoveries.

	Six Months Ended June 30, 2025
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$37,201	$(5,620)	$449	$9,124	$41,154
Consumer mortgage	15,017	(23)	11	(809)	14,196
Consumer indirect	20,895	(6,585)	4,108	1,467	19,885
Consumer direct	3,453	(1,217)	556	1,341	4,133
Home equity	1,548	(23)	1	(43)	1,483
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	79,114	(13,468)	5,125	11,080	81,851
Liability for off-balance sheet credit exposures	1,132	0	0	(273)	859
Total allowance for credit losses and liability for off-balance sheet credit exposures	$80,246	$(13,468)	$5,125	$10,807	$82,710

The allowance for credit losses increased to $91.7 million at June 30, 2026 compared to $87.9 million at December 31, 2025 and $81.9 million at June 30, 2025, reflective of an increase in loans outstanding and partially offset by improvements in credit quality metrics.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $38.3 million at June 30, 2026 and is excluded from the estimate of credit losses and amortized cost basis of loans.

The Company utilizes the historical loss rate on its loan portfolio as the initial basis for the estimate of credit losses using the cumulative loss, vintage loss and line loss methods, which are derived from the Company’s historical loss experience. To address changes and trends in current period credit metrics, qualitative adjustments to historical loss experience are made for differences in current loan-specific risk characteristics and to address current period delinquencies, charge-off rates, risk ratings, lack of loan level data through an entire economic cycle, changes in loan sizes and underwriting standards as well as the addition of acquired loans which were not underwritten by the Company. The Company considered historical losses immediately prior, through and following the Great Recession compared to the historical period used for modeling to adjust the historical information to account for longer-term expectations for loan credit performance. Under CECL, the Company is required to consider future economic conditions to determine current expected credit losses. Management selected an eight-quarter reasonable and supportable forecast period with a four-quarter reversion to the historical mean to use as part of the economic forecast and utilizes a two-quarter lag adjustment for economic factors that are not dependent on collateral values, and no lag for factors that utilize collateral values. Management determined that these qualitative adjustments were needed to adjust historical information for expected losses and to reflect changes as a result of current conditions.

For qualitative macroeconomic adjustments, the Company uses third-party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of June 30, 2026. The results of these forecasts are applied to the quantitative loss history to calculate the qualitative economic adjustment component of the allowance for credit losses. The scenarios utilized forecast stable unemployment levels and modest growth in GDP, real household income, and housing prices, offset by slowing growth in auto and commercial real estate prices.

Management developed expected loss estimates considering factors for segments as outlined below:

●	Business lending – non real estate: The Company selected projected unemployment and GDP as indicators of forecasted losses related to business lending and utilizes both factors with equal weight for the calculation. The Company also considered delinquencies, risk rating changes, recent charge-off history and acquired loans as part of the review of estimated losses.

●	Business lending – real estate: The Company selected projected unemployment and commercial real estate values as indicators of forecasted losses related to commercial real estate loans and utilizes both factors with equal weight for the calculation. For office properties, the Company selected projected office-specific commercial real estate values and vacancy rates and utilizes both factors with equal weight for the calculation. The Company also considered the factors noted in business lending – non real estate.

●	Consumer mortgages and home equity: The Company selected projected unemployment and residential real estate values as indicators of forecasted losses related to mortgage lending and utilizes both factors with equal weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.

●	Consumer indirect: The Company selected projected unemployment and vehicle valuation indices as indicators of forecasted losses related to indirect lending and utilizes both factors with equal weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.

●	Consumer direct: The Company selected projected unemployment and inflation-adjusted household income as indicators of forecasted losses related to consumer direct lending and utilizes both factors with equal weight for the calculation. In addition, current delinquencies, charge-offs and acquired loans were considered.

At June 30, 2026 and December 31, 2025, loans with a carrying amount of approximately $7.06 billion and $6.83 billion, respectively, were pledged for the availability to secure certain borrowings with the FHLB and FRB. There were $598.0 million and $450.0 million of borrowings outstanding under these arrangements at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, the carrying amount of residential real estate property in the process of foreclosure was $12.6 million and $9.4 million, respectively.

During the six months ended June 30, 2026 the Company purchased $0.3 million of consumer mortgage loans and sold $34.4 million of secondary market eligible residential consumer mortgage loans. During the six months ended June 30, 2025, the Company did not purchase any loans and sold $34.1 million of secondary market eligible residential consumer mortgage loans.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$29,471	$(13,739)	$15,732	$26,371	$(11,617)	$14,754
Other intangibles	136,532	(89,220)	47,312	122,675	(82,688)	39,987
Total amortizing intangible assets	$166,003	$(102,959)	$63,044	$149,046	$(94,305)	$54,741

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
July - Dec 2026	$9,299
2027	11,259
2028	9,224
2029	7,804
2030	6,466
Thereafter	18,992
Total	$63,044

A reconciliation of the carrying amount of the Company’s goodwill at December 31, 2025 and June 30, 2026 is as follows:

(000’s omitted)	December 31, 2025	Additions/Adjustments	June 30, 2026
Goodwill	$887,975	$12,675	$900,650

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

The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted, except per share data)	2026	2025	2026	2025
Net income	$61,334	$51,331	$118,552	$100,945
Income attributable to unvested stock-based compensation awards	(154)	(240)	(351)	(431)
Income available to common shareholders	$61,180	$51,091	$118,201	$100,514

Weighted-average common shares outstanding – basic	52,613	52,785	52,634	52,745
Basic earnings per share	$1.16	$0.97	$2.25	$1.91

Net income	$61,334	$51,331	$118,552	$100,945
Income attributable to unvested stock-based compensation awards	(154)	(240)	(351)	(431)
Income available to common shareholders	$61,180	$51,091	$118,201	$100,514

Weighted-average common shares outstanding – basic	52,613	52,785	52,634	52,745
Assumed exercise of stock options and vesting of RSUs & PSUs	170	84	170	132
Weighted-average common shares outstanding – diluted	52,783	52,869	52,804	52,877
Diluted earnings per share	$1.16	$0.97	$2.24	$1.90

Anti-dilutive stock awards(1)	336	193	311	349
(1)	Represents the amount of stock options, RSUs, and PSUs that were excluded from the calculation of diluted earnings per share as the impact would have been anti-dilutive.

Stock Repurchase Program

At its December 2025 meeting, the Board of Directors of the Company (the “Board”) approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,633,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2026. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. There were 8,471 shares and 258,471 shares of treasury stock purchases made under this authorization during the three and six months ended June 30, 2026, respectively, with an average price paid per share of $62.11 and $61.87, respectively.

At its December 2024 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,628,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2025. Any repurchased shares were be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases depended on market conditions and other corporate considerations as determined at the Company’s discretion. There were no shares of treasury stock purchases made under this authorization during the first six months of 2025.

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

The contract amounts of these commitments and contingencies are as follows:

	June 30,	December 31,
(000’s omitted)	2026	2025
Commitments to extend credit	$2,019,553	$1,912,429
Standby letters of credit	159,344	92,145
Total	$2,178,897	$2,004,574

The Company entered into agreements to invest a total of $10.0 million and $8.5 million in investment tax credits generated by a solar energy producing company during the second quarter of 2026 and 2025, respectively. The Company has elected to account for the investments using the proportional amortization method. At June 30, 2026, the balance of the Company’s investment in these tax credits was $11.8 million and the unfunded commitment related to the solar energy tax credit investments was $10.0 million. At December 31, 2025, the balance of the Company’s investment in these tax credits was $3.4 million and the unfunded commitment related to the solar energy tax credit investments was $1.5 million. These amounts are reflected in other assets and accrued interest and other liabilities, respectively, in the consolidated statements of condition. The Company funded the outstanding commitment at December 31, 2025 during the second quarter of 2026 and anticipates funding the outstanding commitment at June 30, 2026 by the end of 2026. During the three months ended June 30, 2026 and 2025, the Company recognized $0.5 million and $2.5 million respectively, of federal tax credits and $0.7 million and $2.7 million, respectively, of amortization of income tax credit investments in income taxes in the consolidated statements of income related to solar energy tax credits. During the six months ended June 30, 2026 and 2025, the Company recognized $0.9 million and $2.5 million, respectively, of federal tax credits and $1.6 million and $2.8 million, respectively, of amortization of income tax credit investments in income taxes in the consolidated statements of income related to solar energy tax credits.

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

On June 25, 2026, the United States Department of Labor (“DOL”) filed a complaint in the U.S. District Court for the Southern District of Texas against the Company’s subsidiary, Hand Benefits & Trust Company (“HB&T”), Hand Composite Employee Benefit Trust (the “Trust”), and certain current and former HB&T officers and directors, captioned Sonderling v. Hand Benefits & Tr. Co., et al., Case No. 4:26-cv-05025 (S.D. Tex). The complaint alleges, among other things, that HB&T and the individual defendants breached their fiduciary duties under ERISA in connection with the selection and monitoring of certain collective investment funds (“CIFs”) and their subadvisors, and by causing certain CIFs to enter into short-term loans in connection with participant withdrawals, resulting in alleged losses to the Trust and its participating trusts. The Company and the named defendants dispute these allegations and intend to vigorously defend themselves. Based on the preliminary stage of the proceeding, the nature of the claims asserted, and the current status of discovery and related proceedings, the Company believes that a loss is reasonably possible but not probable. Accordingly, no accrual has been recorded. At this time, the Company is unable to reasonably estimate a possible loss or range of loss, if any. The outcome of litigation is inherently uncertain, and adverse developments could materially affect the Company’s results of operations or financial condition in future periods.

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

	June 30, 2026
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,143,656	$75,725	$0	$2,219,381
Obligations of state and political subdivisions	0	435,993	0	435,993
Government agency mortgage-backed securities	0	284,451	0	284,451
Corporate debt securities	0	8,471	0	8,471
Government agency collateralized mortgage obligations	0	9,667	0	9,667
Total available-for-sale investment securities	2,143,656	814,307	0	2,957,963
Equity securities	3,661	0	0	3,661
Mortgage loans held for sale	0	1,571	0	1,571
Commitments to originate real estate loans for sale	0	0	391	391
Interest rate swap agreements asset	0	4,137	0	4,137
Interest rate swap agreements liability	0	(8,054)	0	(8,054)
Total	$2,147,317	$811,961	$391	$2,959,669

	December 31, 2025
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,133,932	$61,294	$0	$2,195,226
Obligations of state and political subdivisions	0	391,917	0	391,917
Government agency mortgage-backed securities	0	278,885	0	278,885
Corporate debt securities	0	4,912	0	4,912
Government agency collateralized mortgage obligations	0	4,401	0	4,401
Total available-for-sale investment securities	2,133,932	741,409	0	2,875,341
Equity securities	4,414	0	0	4,414
Mortgage loans held for sale	0	108	0	108
Commitments to originate real estate loans for sale	0	0	154	154
Forward sales commitments	0	15	0	15
Interest rate swap agreements asset	0	7,524	0	7,524
Interest rate swap agreements liability	0	(7,524)	0	(7,524)
Total	$2,138,346	$741,532	$154	$2,880,032

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, obligations of state and political subdivisions and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and the security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.

●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation is recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $1.6 million and $0.1 million at June 30, 2026 and December 31, 2025, respectively. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale is recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.

●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and therefore are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.

●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from a third-party provider. The fair value measurement of the interest rate swap is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows. Variable cash flows are based on the expectation of future interest rates derived from observed market interest rate curves.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	June 30, 2026				December 31, 2025
				Total Fair				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$2,402	$2,402	$0	$0	$14,361	$14,361
Other real estate owned	0	0	5,354	5,354	0	0	5,778	5,778
Mortgage servicing rights	0	0	908	908	0	0	853	853
Contingent consideration	0	0	(7,345)	(7,345)	0	0	(9,220)	(9,220)
Total	$0	$0	$1,319	$1,319	$0	$0	$11,772	$11,772

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

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company records impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There was a valuation allowance of approximately $0.3 million at June 30, 2026 and December 31, 2025.

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

During 2025, the Company made the final required payment for the Creative Plan Designs Limited (“CPD”) contract holdback contingent consideration of $0.1 million, the first required payment for the CPD revenue-based contingent consideration arrangement of $0.6 million, and aggregate payments of $1.0 million for contingent consideration arrangements related to OneGroup acquisitions in 2023 and 2024 and BPA acquisitions made in 2025.

During the first six months of 2026, the Company made aggregate payments of $3.4 million for contingent consideration arrangements related to prior period OneGroup, BPAS, and NISI acquisitions.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company did not recognize an impairment charge during the three and six months ended June 30, 2026 and 2025. See Note F for more detail.

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

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	June 30, 2026	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$2,402	Fair value of collateral	Estimated cost of disposal/market adjustment	23.3% - 89.0% (33.8%)
Other real estate owned	5,354	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Commitments to originate real estate loans for sale	391	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	908	Discounted cash flow	Weighted average constant prepayment rate	23.8% - 24.7% (24.6%)
			Weighted average discount rate	5.2% - 5.7% (5.6%)
Contingent consideration	(7,345)	Discounted cash flow	Discount rate	11.9% - 18.4% (13.0%)
			Probability of achievement	30.0% - 82.0% (57.0%)

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	December 31, 2025	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$14,361	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	5,778	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 27.2% (26.8%)
Commitments to originate real estate loans for sale	154	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	853	Discounted cash flow	Weighted average constant prepayment rate	22.6% - 25.5% (22.8%)
			Weighted average discount rate	4.9% - 5.5% (5.5%)
Contingent consideration	(9,220)	Discounted cash flow	Discount rate	12.2% - 18.4% (13.6%)
			Probability of achievement	30.0% - 82.0% (65.6%)

The significant unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that, if changed, could result in higher or lower fair value measurements of these assets as of the reporting date. The weighted average of the estimated cost of disposal/market adjustment for individually assessed loans was calculated by dividing the total of the book value of the collateral of the individually assessed loans classified as Level 3 by the total of the fair value of the collateral of the individually assessed loans classified as Level 3. The weighted average of the estimated cost of disposal/market adjustment for other real estate owned was calculated by dividing the total of the differences between the appraisal values of the real estate and the book values of the real estate by the totals of the appraisal values of the real estate. The weighted average of the constant prepayment rate for mortgage servicing rights was calculated by adding the constant prepayment rates used in each loan pool weighted by the balance in each loan pool. The weighted average of the discount rate for mortgage servicing rights was calculated by adding the discount rates used in each loan pool weighted by the balance in each loan pool. The weighted average of the discount rate for the contingent consideration was calculated by adding the discount rates used for the calculation of the fair value of each payment of contingent consideration, weighted by the amount of the payment as part of the total fair value of contingent consideration. The weighted average of the probability of achievement was determined by calculating the proportion of the probability-weighted payment of the total maximum payment, weighted by the amount of the payment as part of the total fair value of contingent consideration.

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2026 and December 31, 2025 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	June 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$11,191,128	$10,995,577	$10,861,836	$10,745,154
Held-to-maturity securities	1,478,386	1,372,481	1,454,166	1,370,464
Other investment securities	5,194	5,194	0	0
Financial liabilities:
Deposits	14,710,409	14,699,447	14,387,085	14,377,084
Securities sold under agreement to repurchase, short-term	157,577	157,577	231,163	231,163
Other Federal Home Loan Bank borrowings	425,576	427,624	450,439	456,821

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

Notional values and fair values of derivative instruments as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of	Fair	Notional	Statement of	Fair
(000’s omitted)	Amount	Condition Location	Value	Amount	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20:
Interest rate swaps	$0	Other assets	$0	$375,000	Accrued interest and other liabilities	$3,917

Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	15,452	Other assets	391	0	Accrued interest and other liabilities	0
Interest rate swaps	562,912	Other assets	4,137	562,912	Accrued interest and other liabilities	4,137
RPA sold	0	Other assets	0	121,728	Accrued interest and other liabilities	0
RPA purchased	70,364	Other assets	0	0	Accrued interest and other liabilities	0
Subtotal	648,728		4,528	684,640		4,137

Total derivatives	$648,728		$4,528	$1,059,640		$8,054

	December 31, 2025
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of	Fair	Notional	Statement of	Fair
(000’s omitted)	Amount	Condition Location	Value	Amount	Condition Location	Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$5,631	Other assets	$154	$0	Accrued interest and other liabilities	$0
Forward sales commitments	763	Other assets	15	0	Accrued interest and other liabilities	0
Interest rate swaps	459,251	Other assets	7,524	459,251	Accrued interest and other liabilities	7,524
RPA sold	0	Other assets	0	83,843	Accrued interest and other liabilities	0
RPA purchased	73,976	Other assets	0	0	Accrued interest and other liabilities	0
Total derivatives	$539,621		$7,693	$543,094		$7,524

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

The following table presents derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the amounts reclassified from AOCI to income and amounts recorded in other comprehensive income (“OCI”) for the three and six months ended June 30, 2026.

	Three Months Ended June 30, 2026
	Amounts reclassified	Amounts recorded	Total change in
(000’s omitted)	from AOCI to income	in OCI	OCI for period
Contract type
Interest rate(1)	$(175)	$(2,719)	$(2,544)
(1)	Gains and losses on cash flow hedging relationships are recorded in interest income.

	Six Months Ended June 30, 2026
	Amounts reclassified	Amounts recorded	Total change in
(000’s omitted)	from AOCI to income	in OCI	OCI for period
Contract type
Interest rate(1)	$(227)	$(4,111)	$(3,884)
(1)	Gains and losses on cash flow hedging relationships are recorded in interest income.

Over the next 12 months, the Company expects that approximately $1.2 million of after-tax net loss recorded in accumulated other comprehensive loss at June 30, 2026 related to cash flow hedges will be recognized in net income. No cash flow hedges have been terminated.

Fee income earned on interest rate swaps and risk participation agreements is recognized in other banking services noninterest revenues in the consolidated statements of income during the period the derivative instrument is executed. During the three and six months ended June 30, 2026, the Company recognized $0.2 million and $1.2 million, respectively, of fee income associated with interest rate swaps and RPAs and $0.6 million and $0.9 million during the three and six months ended June 30, 2025, respectively.

Cash collateral is posted by the Company with counterparties to secure certain derivatives, which is restricted cash and is included in cash and cash equivalents on the consolidated statements of condition. The amount of such collateral was $14.8 million at June 30, 2026 and December 31, 2025. At June 30, 2026, U.S. Treasury securities with a carrying value of $9.1 million were also pledged with counterparties to secure certain derivatives, which is included in held-to-maturity securities on the consolidated statements of condition.

The Company assessed its counterparty risk at June 30, 2026 and determined any credit risk inherent in the derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note I to these consolidated financial statements.

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

The Insurance Services segment includes the operating subsidiary OneGroup, a full-service insurance agency offering personal and commercial lines of insurance and other risk management products and services, as well as the Company’s equity method investment in Leap Holdings, Inc., a Delaware corporation (“Leap”).

The Wealth Management Services segment is comprised of wealth management services including trust services provided by the Nottingham Trust and ClearPoint Trust divisions within the Bank, broker-dealer and investment advisory services provided by NISI and Nottingham Wealth Partners, Inc., as well as asset management services provided by Nottingham Advisors, Inc.

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

There are no transactions with a single customer that result in revenues that exceed 10 percent of consolidated total revenues.

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Three Months Ended June 30, 2026
Net interest income (expense) from external customers	$139,089	$139	$0	$(84)	$139,144
Noninterest revenues from external customers	21,239	34,885	13,195	10,445	79,764
Revenues from external customers	160,328	35,024	13,195	10,361	218,908
Equity in net loss of investees accounted for by the equity method	0	0	(463)	0	(463)
Intersegment revenues	(902)	1,336	79	857	1,370
	159,426	36,360	12,811	11,218	219,815

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(1,370)
Other revenues (a)					4,710
Total consolidated revenues					$223,155

Less segment expenses: (b)
Provision for credit losses	4,607	0	0	0
Salaries and employee benefits	52,003	16,182	8,638	6,439
Data processing and communications	16,640	1,254	947	845
Occupancy and equipment	12,383	987	412	129
Legal and professional fees	2,513	1,812	88	88
Business development and marketing	2,036	159	272	89
Other segment items (c)	7,556	2,125	449	186
Segment adjusted income before income taxes	$61,688	$13,841	$2,005	$3,442	$80,976

Reconciliation of profit or loss (segment adjusted income before income taxes):
Gain on equity securities					4,710
Amortization of intangible assets					(4,408)
Litigation accrual					(335)
Acquisition-related contingent consideration adjustments					103
Acquisition expenses					(231)
Total consolidated income before income taxes					$80,815

Other segment disclosures:
Interest income	$184,178	$831	$54	$481	$185,544

Reconciliation of interest income:
Elimination of intersegment interest income					(1,192)
Total consolidated interest income					$184,352

Interest expense	$46,280	$0	$0	$120	$46,400

Reconciliation of interest expense:
Elimination of intersegment interest expense					(1,192)
Total consolidated interest expense					$45,208

Depreciation (d)	$5,707	$235	$85	$59	$6,086
Amortization of intangible assets	1,057	1,827	1,191	333	4,408
Goodwill	764,714	91,046	30,816	14,074	900,650
Core deposit intangibles, net	12,689	0	0	3,043	15,732
Other intangibles, net	435	16,445	21,167	9,265	47,312
Segment assets	17,436,748	228,872	114,278	204,383	17,984,281

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(220,511)
Total consolidated assets					$17,763,770

(a)Other revenues includes $4,710 of gain on equity securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

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

(a)Other revenues includes $1 of loss on equity securities.

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

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Six Months Ended June 30, 2026
Net interest income (expense) from external customers	$273,668	$272	$0	$(84)	$273,856
Noninterest revenues from external customers	42,991	69,476	25,781	20,817	159,065
Revenues from external customers	316,659	69,748	25,781	20,733	432,921
Equity in net loss of investees accounted for by the equity method	0	0	(789)	0	(789)
Intersegment revenues	(1,702)	2,923	150	1,548	2,919
	314,957	72,671	25,142	22,281	435,051

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(2,919)
Other revenues (a)					4,309
Total consolidated revenues					$436,441

Less segment expenses: (b)
Provision for credit losses	10,243	0	0	0
Salaries and employee benefits	102,133	32,828	17,220	12,360
Data processing and communications	31,588	2,471	1,918	1,580
Occupancy and equipment	25,675	2,016	854	273
Legal and professional fees	5,509	3,882	167	312
Business development and marketing	4,259	263	412	157
Other segment items (c)	14,251	3,043	717	250
Segment adjusted income before income taxes	$121,299	$28,168	$3,854	$7,349	$160,670

Reconciliation of profit or loss (segment adjusted income before income taxes):
Gain on equity securities					4,309
Amortization of intangible assets					(8,654)
Litigation accrual					(335)
Acquisition-related contingent consideration adjustments					103
Acquisition expenses					(664)
Total consolidated income before income taxes					$155,429

Other segment disclosures:
Interest income	$364,031	$1,777	$99	$652	$366,559

Reconciliation of interest income:
Elimination of intersegment interest income					(2,220)
Total consolidated interest income					$364,339

Interest expense	$92,583	$0	$0	$120	$92,703

Reconciliation of interest expense:
Elimination of intersegment interest expense					(2,220)
Total consolidated interest expense					$90,483

Depreciation (d)	$10,629	$435	$173	$104	$11,341
Amortization of intangible assets	2,152	3,661	2,379	462	8,654

(a)Other revenues includes $4,309 of gain on equity securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

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

(a)Other revenues includes $244 of gain on equity securities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Financial System, Inc. (the “Company” or “CFSI”) as of and for the three and six months ended June 30, 2026 and 2025, although in some circumstances the first quarter of 2026 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 40. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2026, “last year” and equivalent terms refer to calendar year 2025, “second quarter” refers to the three months ended June 30, 2026, “YTD” refers to the six months ended June 30, 2026 and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 65.

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

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s judgment of an estimated amount of lifetime losses on outstanding loans at the balance sheet date. This is estimated using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The determination of the appropriateness of the ACL is complex and applies significant and highly subjective estimates. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. The Company utilizes three methods for calculating the ACL: cumulative loss, vintage loss and line loss. Historical credit loss experience provides the basis for the estimation of expected future credit losses in all three methodologies. Qualitative adjustments are made for differences in portfolio risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices, commercial real estate prices including office property-specific price forecasts, office property-specific vacancy rates, automobile prices, gross domestic product, and median household income net of inflation. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside forecasts. During the first quarter of 2026, the Company updated the ACL model to add 2025 data into the historical data used for calculating the quantitative and qualitative factors as part of the annual model update procedures. With the update, the quantitative reserve in the first quarter of 2026 now includes loss history for business loans that previously was not captured in the historical quantitative loss data and was instead addressed through the use of qualitative overlays. As a result, the Company decreased the additional qualitative reserve for business loans related to size and volume of the loans in that portfolio during the first quarter of 2026 and again in the second quarter of 2026, as other components of the model were determined to have adequately captured the risk associated with these loans. The decreases in the business lending qualitative factor decreased the ACL by $7.5 million as compared to the prior factor in use at December 31, 2025. The update to the historical quantitative loss data increased the ACL by $3.5 million as compared to the quantitative loss rates in use at December 31, 2025.

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecasts. Changes in these economic forecasts could significantly affect the estimated expected credit losses and lead to materially different amounts from one period to the next. To illustrate the sensitivity of the ACL calculation to these economic forecasts, management performed a hypothetical sensitivity analysis using a weighting of 100% to the downside forecast, rather than the existing weighting of baseline, upside and downside of 40%, 20% and 40%, respectively. The scenario-weighted average unemployment rate and GDP growth forecasts used in the ACL model at June 30, 2026 were 5.4% and 1.3%, respectively, compared to 5.5% and 1.3%, respectively, at December 31, 2025. The hypothetical downside forecast includes assumptions of a weakening economy represented by a cumulative decline in real GDP of 2.6%, enhanced geopolitical tensions, rising energy prices, a peak unemployment rate of 8.5% and an average unemployment rate of 7.1%. The Company calculated that this hypothetical scenario would increase the ACL and provision for credit losses as of and for the three and six months ended June 30, 2026 by approximately $4.5 million, and decrease net income by $3.4 million (net of tax). This change is reflective of the sensitivity of the various economic factors used in the ACL model. The resulting difference is not intended to represent an expected increase in allowance levels, as future conditions are uncertain and there are several other quantitative and qualitative factors that will also fluctuate at the same time that economic conditions are changing, which would affect the results of the ACL calculation. The impact that the economic factors have on the model is affected by the upside or downside severity of the scenarios used, the product type mix, and the interaction of the economic factors with other quantitative and qualitative factors in the model, as changes in any particular factor or input may not occur at the same rate or be directionally consistent across all loan segments. Improvements in one factor may offset deterioration in other factors, both qualitative and quantitative. The third-party downside economic forecast used in the hypothetical scenario described does not predict a severe economic downturn, but rather a moderate recessionary environment. The Company’s geographic distribution of loans being primarily outside of major metropolitan areas, combined with low statistical correlation between its historical losses and national economic indicators, is reflected in the current methodology that would produce changes to the allowance that are less significant as compared to economic metric-based modeling that is more directly correlated, and therefore sensitive, to fluctuations in historical and projected national economic activity.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating” or “tangible” basis. Results on an “operating” basis exclude the after-tax effects of acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual, gain (loss) on equity securities, restructuring expenses and amortization of intangible assets. Results on a “tangible” basis exclude goodwill and intangible asset balances, net of accumulated amortization and applicable deferred tax amounts. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisition or restructuring activities. In addition, the Company provides supplemental reporting for “operating pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual, gain (loss) on equity securities, restructuring expenses and amortization of intangible assets from income before income taxes. Although operating pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with Current Expected Credit Loss (“CECL”) allowance methods, helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisition or restructuring activities. The Company also provides supplemental reporting of its interest income, net interest income and net interest margin on a fully tax-equivalent (“FTE”) basis, which includes an adjustment to interest income and net interest income that represents taxes that would have been paid had nontaxable investment securities and loans been taxable. Although fully tax-equivalent interest income, net interest income and net interest margin are non-GAAP measures, the Company’s management believes this information helps enhance comparability of the performance of earning assets that have different tax profiles. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 14.

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

The Company reported net income of $61.3 million for the second quarter which increased $10.0 million, or 19.5%, from the prior year’s second quarter, while YTD net income of $118.6 million increased $17.6 million, or 17.4%, compared to the equivalent 2025 timeframe. Earnings per share of $1.16 for the second quarter increased $0.19, or 19.6%, from the second quarter of 2025, while YTD earnings per share of $2.24 increased $0.34, or 17.9%, from the 2025 YTD period. The increases in net income and earnings per share were primarily driven by increases in net interest income and noninterest revenues, partially offset by increases in noninterest expenses and income taxes.

Net interest income increased to $139.1 million in the second quarter, a $14.4 million, or 11.5%, increase from the prior year’s second quarter. YTD net interest income of $273.9 million increased $28.9 million, or 11.8%, from the prior YTD period. The increases were primarily due to lower funding costs, along with increases in the yield on average interest-earning assets and average loan balances. The provision for credit losses of $4.6 million in the second quarter increased $0.5 million, or 11.9%, from last year’s second quarter while the YTD provision for credit losses of $10.2 million decreased $0.6 million, or 5.2% from the 2025 YTD period, reflective of stability in the Company's asset quality metrics between the periods.

Noninterest revenues were $84.0 million in the second quarter, a $9.5 million, or 12.8%, increase from the second quarter of 2025. YTD noninterest revenues of $162.6 million increased $12.0 million, or 8.0%, from the 2025 YTD period. The increases in noninterest revenues were comprised of increases in banking, employee benefit services and wealth management services noninterest revenues, partially offset by a decrease in insurance services noninterest revenues that were impacted by a decrease in contingent commissions. Included in noninterest revenues, gain on equity securities increased $4.7 million on a quarterly basis and $4.1 million on a YTD basis driven by a $3.3 million gain associated with the sale of a limited partnership investment and a $0.9 million gain associated with the conversion of certain Visa Class B shares to Visa Class C shares.

Noninterest expenses were $137.7 million in the second quarter, an increase of $8.6 million, or 6.7%, from the prior year’s second quarter. YTD noninterest expenses of $270.8 million increased $16.4 million, or 6.4%, from the comparable 2025 YTD period. The increases in noninterest expenses were driven primarily by increases in salaries and employee benefits, data processing and communications expenses and occupancy and equipment. These increases were due in part to annual merit-based salary increases, the Company’s continued investment in customer-facing and back-office technologies and operating expenses associated with acquisitions completed and de novo branches and regional headquarters opened between the periods. Income taxes increased for the quarter and YTD periods, driven by increases in pre-tax income and certain state income taxes.

Net interest margin for the second quarter of 3.46% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.49% both increased 19 basis points from the prior year’s second quarter. YTD net interest margin of 3.45% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.47% increased 21 basis points and 20 basis points, respectively, from the 2025 YTD period. The yield on average interest earning assets increased 5 basis points compared to the prior year’s second quarter and increased 8 basis points on a YTD basis, primarily driven by higher loan yields. The Company’s total cost of funds decreased 14 basis points from both the prior year’s second quarter and the prior YTD period primarily due to decreases in the rate paid on interest-bearing deposits.

The Company’s average and ending interest-earning assets both increased as compared to the prior year second quarter and YTD period, primarily reflective of strong organic loan growth. Average and ending deposits also increased as compared to the prior year second quarter and YTD period, primarily driven by organic growth in non-governmental deposit balances, along with the deposits assumed in the Santander Bank N.A. (“Santander”) branch and ClearPoint Federal Bank & Trust (“ClearPoint”) acquisitions. Average and ending borrowings decreased from the prior year’s second quarter and YTD reflective of growth in deposit balances outpacing loan growth, including the net funding provided from the Santander branch acquisition.

Asset quality remained solid in the second quarter. The net charge-off ratio decreased from 20 basis points of average loans in the second quarter of 2025 to 12 basis points of average loans in the second quarter of 2026. On a YTD basis, the net charge-off ratio decreased 5 basis points versus the prior year period to 11 basis points of average loans. The nonperforming loan ratio decreased 1 basis point from June 30, 2025 to 0.50% of loans outstanding at June 30, 2026, while the delinquent loan ratio increased 3 basis points compared to twelve months earlier to 1.04% of loans outstanding.

Second quarter and YTD operating net income, a non-GAAP measure, increased $6.1 million, or 10.9%, as compared to the second quarter of 2025 and increased $15.2 million, or 14.1%, compared to June YTD 2025. Second quarter and YTD operating earnings per share, a non-GAAP measure, increased $0.12, or 11.5%, compared to the second quarter of 2025 and increased $0.29, or 14.4%, compared to June YTD 2025. Second quarter and YTD operating pre-tax, pre-provision net revenue (“PPNR”), a non-GAAP measure, increased $10.5 million, or 13.9%, compared to the second quarter of 2025 and increased $21.7 million, or 14.5%, compared to June YTD 2025. Second quarter and YTD operating PPNR per share, a non-GAAP measure, increased $0.21, or 14.9%, compared to the second quarter of 2025 and increased $0.42, or 14.9%, compared to June YTD 2025. These results demonstrate improvement in the Company’s core operating performance between the periods, particularly net interest margin expansion.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $61.3 million and $118.6 million, respectively, increased $10.0 million, or 19.5%, as compared to the second quarter of 2025 and increased $17.6 million, or 17.4%, compared to June YTD 2025. Earnings per share of $1.16 for the second quarter of 2026 increased $0.19, or 19.6%, compared to the second quarter of 2025, while earnings per share for the first six months of 2026 of $2.24 increased $0.34, or 17.9%, compared to the first six months of 2025. The increase in net income and earnings per share for the quarter was the result of increases in net interest income and noninterest revenues, partially offset by increases in the provision for credit losses, noninterest expenses and income taxes. The increase in net income and earnings per share for the YTD period as compared to the prior year was the result of an increase in net interest income and noninterest revenues as well as a decrease in the provision for credit losses, partially offset by increases in noninterest expenses and income taxes. Operating net income, a non-GAAP measure, of $61.5 million and $122.6 million for the second quarter and June YTD 2026, respectively, increased $6.1 million, or 10.9%, as compared to the second quarter of 2025 and increased $15.2 million, or 14.1%, compared to June YTD 2025. Operating earnings per share, a non-GAAP measure, of $1.16 for the second quarter increased $0.12 compared to the second quarter of 2025, while operating earnings per share of $2.32 for the first six months of 2026 increased $0.29 compared to the first six months of 2025. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, second quarter net interest income of $139.1 million increased $14.4 million, or 11.5%, from the comparable prior year period. Net interest income for the first six months of 2026 increased $28.9 million, or 11.8%, compared to the first six months of 2025. The quarterly and YTD increases were the result of higher yields on interest-earning assets and a decrease in the rate paid on interest-bearing liabilities.

Reflective of stable credit quality metrics and organic loan growth, the provision for credit losses of $4.6 million for the second quarter and $10.2 million for June YTD increased $0.5 million as compared to the prior year second quarter and decreased $0.6 million as compared to the first six months of 2025.

Second quarter and YTD noninterest revenues totaled $84.0 million and $162.6 million, respectively, which increased $9.5 million, or 12.8%, from the second quarter of 2025 and increased $12.0 million, or 8.0%, from the first six months of 2025. Total operating noninterest revenues, a non-GAAP measure, for the second quarter and June YTD were $79.3 million and $158.3 million, respectively, an increase of $4.8 million, or 6.4%, and $8.0 million, or 5.3%, from the prior year second quarter and YTD period, respectively. The increase over the prior year second quarter was driven by a $3.6 million, or 6.5%, increase in nonbanking financial services business revenues and a $1.2 million, or 6.1%, increase in banking noninterest revenues, as well as a $4.7 million increase in gains on equity securities. The increase over the prior June YTD period was driven by a $4.0 million, or 3.6%, increase in nonbanking financial services business revenues and a $3.9 million, or 10.0%, increase in banking noninterest revenues, as well as a $4.1 million increase in gain on equity securities. The increase in nonbanking financial services business revenues for the second quarter of 2026 and June YTD period was comprised of increases in employee benefit services revenue of $2.5 million and $4.4 million, respectively; an increase in wealth management services revenue of $1.7 million and $2.2 million, respectively, including $0.7 million of revenue related to the ClearPoint acquisition in the second quarter of 2026; partially offset by a decrease in insurance services revenue of $0.2 million and $1.8 million, respectively and a loss from equity method investments of $0.4 million and $0.8 million, respectively.

Noninterest expenses of $137.7 million and $270.8 million for the second quarter and June YTD periods, respectively, reflected an increase of $8.6 million, or 6.7%, from the second quarter of 2025 and an increase of $16.4 million, or 6.4%, from the first six months of 2025. The increase in noninterest expenses for the second quarter and June YTD periods was primarily driven by higher salaries and employee benefits expenses, data processing and communications expenses, and occupancy and equipment expenses, partially offset by a decrease in business development and marketing expenses and restructuring expenses. Operating noninterest expenses, a non-GAAP measure, increased $8.7 million, or 7.0%, from the prior year second quarter and $15.2 million, or 6.2%, from the prior June YTD.

The effective income tax rates were 24.1% and 23.7% for the second quarter and YTD 2026, respectively, as compared to 22.3% and 22.5% for the comparable prior year periods, primarily due to an increase in pre-tax income and certain state income taxes.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2026	2025	2026	2025
Net interest income	$139,144	$124,748	$273,856	$244,960
Provision for credit losses	4,607	4,117	10,243	10,807
Noninterest revenues	84,011	74,508	162,585	150,544
Noninterest expenses	137,733	129,102	270,769	254,392
Income before income taxes	80,815	66,037	155,429	130,305
Income taxes	19,481	14,706	36,877	29,360
Net income	$61,334	$51,331	$118,552	$100,945

Diluted weighted average common shares outstanding	52,915	53,117	52,960	53,103
Diluted earnings per share	$1.16	$0.97	$2.24	$1.90

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

Net interest income totaled $139.1 million for the second quarter of 2026 compared to $124.7 million for the second quarter of 2025. As shown in Table 2a, fully tax-equivalent net interest income, a non-GAAP measure, for the second quarter was $140.0 million, an increase of $14.4 million from the prior year second quarter. The increase was driven by a 5 basis point increase in the yield on average interest-earning assets, an $823.2 million increase in average interest-earning asset balances and an 18 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $539.7 million increase in average interest-bearing liability balances in comparison to the second quarter of 2025. As reflected in Table 3 for the quarter, the favorable net interest income impacts of the volume increase in average interest-earning asset balances of $9.4 million, the increase in the yield on average interest-earning assets of $2.0 million and the decrease in the rate paid on average interest-bearing liabilities of $5.2 million were partially offset by the volume increase in average interest-bearing liability balances of $2.3 million. Net interest margin of 3.46% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.49% for the second quarter of 2026 both increased 19 basis points compared to the prior year period.

Net interest income totaled $273.9 million for the first six months of 2026 compared to $245.0 million for the first six months of 2025. As shown in Table 2b, June YTD fully tax-equivalent net interest income, a non-GAAP measure, of $275.6 million increased $28.9 million from the prior year period. The June YTD increase was driven by a 7 basis point increase in the yield on average interest-earning assets, a $799.2 million increase in average interest-earning asset balances and a 17 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $561.4 million increase in average interest-bearing liability balances. As reflected in Table 3 for June YTD, the favorable net interest income impacts of the volume increase in average interest-earning asset balances of $18.2 million, the increase in the yield on average interest-earning assets of $5.6 million and the decrease in the rate paid on average interest-bearing liabilities of $9.7 million were partially offset by the volume increase in average interest-bearing liability balances of $4.6 million. Net interest margin of 3.45% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.47% for the June YTD 2026 increased 21 basis points and 20 basis points, respectively, compared to the prior year period.

The 5 basis point increase in the average yield on interest-earning assets for the quarter was the result of increases in the yield on average loans while the yield on average investments, including cash equivalents, remained consistent with the prior year periods. The yield on average loans for the second quarter increased 3 basis points compared to the second quarter of 2025. The increase in loan yields was reflective of an increase in the proportion of higher rate loan originations over recent periods. The 7 basis point increase in the average yield on interest-earning assets for the June YTD period was driven by the same factors, with a 7 basis point increase in the yield on average loans and a consistent yield on average investments, including cash equivalents that carried a lower rate in 2026, when compared with the prior year period.

The second quarter and YTD average book balance of investments, including cash equivalents, increased $101.7 million and $124.7 million, respectively, as compared to the corresponding prior year period primarily due to the ClearPoint acquisition in the second quarter of 2026, partially offset by investment maturities, calls and principal payments during the periods. The cash equivalents component of average interest-earning assets increased $61.4 million and $80.6 million for the second quarter and June YTD periods, respectively, compared to the corresponding prior year periods. Average loan balances increased $721.5 million for the quarter and $674.5 million YTD as compared to the prior year, with increases in all five major loan portfolios between both periods primarily due to organic growth.

The rate paid on average interest-bearing liabilities decreased 18 basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits decreased 15 basis points and the average rate paid on external borrowings increased 7 basis points from the comparable prior period. For the first six months of 2026, the rate paid on average interest-bearing liabilities decreased 17 basis points as the rate paid on average interest-bearing deposits decreased 14 basis points and the average rate paid on external borrowings decreased 1 basis point. The decrease in the rate paid on average interest-bearing deposits and changes in the rate paid on average borrowings were due to market-related interest rate changes between the periods, as well as a change in the proportion of overnight borrowings and term borrowings to total borrowings during the periods.

Average interest-bearing deposits increased $740.1 million compared to the prior year quarter and $779.4 million compared to the prior YTD period, including increases in demand deposits, interest checking, savings, and money market for both periods. The average balance of time deposits decreased in the second quarter compared to the prior year, while the average balance increased for the June YTD period as compared to the prior year. The average borrowing balance, which primarily includes borrowings at the Federal Home Loan Banks of New York, Boston, and Indianapolis (collectively, “FHLB”) and securities sold under agreement to repurchase (customer repurchase agreements), decreased $200.5 million for the quarter and $218.0 million for the June YTD period.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent (“FTE”) basis using a marginal income tax rate of 25.2% in 2026 and 25.1% in 2025. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment, late and other fees and the amortization or accretion of acquired loan purchase discounts and premiums, decreasing loan interest income by $7.2 million for the second quarter and $14.1 million for June YTD period. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$221,063	$1,986	3.60%	$159,688	$1,725	4.33%
Taxable investment securities (1)	4,294,350	21,946	2.05%	4,256,943	21,856	2.06%
Nontaxable investment securities (1)	420,288	3,612	3.45%	417,323	3,446	3.31%
Loans (net of unearned discount) (2)	11,177,112	157,701	5.66%	10,455,637	146,735	5.63%
Total interest-earning assets	16,112,813	185,245	4.61%	15,289,591	173,762	4.56%
Noninterest-earning assets	1,508,253			1,301,150
Total assets	$17,621,066			$16,590,741

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$8,857,654	23,943	1.08%	$8,094,208	22,485	1.11%
Time deposits	2,102,360	15,439	2.95%	2,125,683	18,152	3.43%
Customer repurchase agreements	190,610	689	1.45%	240,817	793	1.32%
Overnight borrowings	15,709	154	3.93%	16,408	187	4.56%
FHLB and other borrowings	437,956	4,983	4.56%	587,523	6,513	4.45%
Total interest-bearing liabilities	11,604,289	45,208	1.56%	11,064,639	48,130	1.74%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,799,141			3,522,734
Other liabilities	184,982			166,403
Shareholders' equity	2,032,654			1,836,965
Total liabilities and shareholders' equity	$17,621,066			$16,590,741

Net interest earnings (FTE) (non-GAAP)		$140,037			$125,632

Net interest spread			3.03%			2.79%
Net interest spread (FTE) (non-GAAP)			3.05%			2.82%
Net interest margin			3.46%			3.27%
Net interest margin (FTE) (non-GAAP)			3.49%			3.30%

Fully tax-equivalent adjustment (non-GAAP) (3)		$893			$884

(1)Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.

(2)Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

(3)The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been fully taxable.

Table 2b: Quarterly Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$225,802	$4,039	3.61%	$145,249	$3,110	4.32%
Taxable investment securities (1)	4,283,359	42,780	2.01%	4,234,557	42,440	2.02%
Nontaxable investment securities (1)	413,896	7,012	3.42%	418,527	6,907	3.33%
Loans (net of unearned discount) (2)	11,103,915	312,251	5.67%	10,429,456	289,846	5.60%
Total interest-earning assets	16,026,972	366,082	4.61%	15,227,789	342,303	4.53%
Noninterest-earning assets	1,518,383			1,287,678
Total assets	$17,545,355			$16,515,467

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$8,772,166	46,695	1.07%	$7,997,426	42,746	1.08%
Time deposits	2,143,508	32,060	3.02%	2,138,825	37,178	3.51%
Customer repurchase agreements	202,420	1,406	1.40%	245,454	1,652	1.36%
Overnight borrowings	12,574	245	3.93%	36,687	833	4.58%
FHLB and other borrowings	444,265	10,077	4.57%	595,138	13,156	4.46%
Total interest-bearing liabilities	11,574,933	90,483	1.58%	11,013,530	95,565	1.75%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,751,589			3,521,356
Other liabilities	194,390			170,128
Shareholders' equity	2,024,443			1,810,453
Total liabilities and shareholders' equity	$17,545,355			$16,515,467

Net interest earnings (FTE) (non-GAAP)		$275,599			$246,738

Net interest spread			3.01%			2.76%
Net interest spread (FTE) (non-GAAP)			3.03%			2.78%
Net interest margin			3.45%			3.24%
Net interest margin (FTE) (non-GAAP)			3.47%			3.27%

Fully tax-equivalent adjustment (non-GAAP) (3)		$1,743			$1,778

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

Table 3: Rate/Volume

	Three months ended June 30, 2026			Six months ended June 30, 2026
	versus June 30, 2025			versus June 30, 2025
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest earned on:
Cash equivalents	$585	$(324)	$261	$1,506	$(577)	$929
Taxable investment securities	191	(101)	90	487	(147)	340
Nontaxable investment securities	24	142	166	(76)	181	105
Loans (net of unearned discount)	10,176	790	10,966	18,932	3,473	22,405
Total interest-earning assets (2)	9,446	2,037	11,483	18,188	5,591	23,779

Interest paid on:
Interest checking, savings and money market deposits	2,077	(619)	1,458	4,126	(177)	3,949
Time deposits	(197)	(2,516)	(2,713)	80	(5,198)	(5,118)
Customer repurchase agreements	(177)	73	(104)	(297)	51	(246)
Overnight borrowings	(8)	(25)	(33)	(484)	(104)	(588)
FHLB and other borrowings	(1,698)	168	(1,530)	(3,415)	336	(3,079)
Total interest-bearing liabilities (2)	2,269	(5,191)	(2,922)	4,619	(9,701)	(5,082)

Net interest earnings (FTE) (non-GAAP) (2)	$6,953	$7,452	$14,405	$13,316	$15,545	$28,861
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company’s sources of noninterest revenues are of four primary types: 1) general banking services related to loans, including mortgage banking, deposits, customer interest rate swap fees, commercial real estate (“CRE”) financing and structuring fees, and other core customer activities typically provided through the branch network, commercial banking offices, and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial, benefit plan administration and recordkeeping services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the Nottingham Trust and ClearPoint Trust divisions within CBNA), broker-dealer and investment advisory products and services (performed by NISI) and Nottingham Wealth Partners, Inc.) and asset management services (performed by Nottingham Advisors, Inc.), collectively referred to as Nottingham Financial Group; and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company has other transactions that impact noninterest revenues, including income earned on bank owned life insurance, realized and unrealized gains or losses on investment securities, and income or losses on equity method investments.

Table 4: Noninterest Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2026	2025	2026	2025
Employee benefit services	$34,877	$32,380	$69,449	$65,002
Insurance services	13,195	13,388	25,781	27,589
Wealth management services	10,403	8,683	20,735	18,545
Deposit service charges and fees	8,105	7,849	17,049	15,695
Debit interchange and ATM fees	7,388	6,670	14,361	13,131
Mortgage banking	1,191	972	2,291	1,970
Other banking revenues	4,605	4,567	9,399	8,368
Gain (loss) on equity securities	4,710	(1)	4,309	244
Loss from equity method investments	(463)	0	(789)	0
Total noninterest revenues	$84,011	$74,508	$162,585	$150,544

Noninterest revenues/total revenues	37.6%	37.4%	37.3%	38.1%
Operating noninterest revenues/operating revenues (FTE basis) (non-GAAP) (1)	36.2%	37.2%	36.5%	37.9%
(1)	Operating noninterest revenues, a non-GAAP measure, excludes gain (loss) on equity securities from total noninterest revenues. Operating revenues, a non-GAAP measure, is defined as net interest income on a FTE basis plus noninterest revenues, excluding gain (loss) on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues totaled $84.0 million for the second quarter of 2026 and $162.6 million for the first six months of 2026. This represents an increase of $9.5 million, or 12.8%, for the quarter and an increase of $12.0 million, or 8.0%, in comparison to the equivalent 2025 periods. The Company recognized a $4.7 million gain on equity securities during the second quarter of 2026 including a $3.3 million gain associated with the sale of a limited partnership investment and a $0.9 million gain associated with the conversion of certain Visa Class B shares to Visa Class C shares. Operating noninterest revenues, a non-GAAP measure as defined in the table above, totaled $79.3 million and $158.3 million for the second quarter of 2026 and June YTD periods, respectively, an increase of $4.8 million, or 6.4%, from the prior year’s second quarter and $8.0 million, or 5.3%, from the prior June YTD period.

Employee benefit services revenues increased $2.5 million, or 7.7%, and $4.4 million, or 6.8%, for the three and six months ended June 30, 2026, respectively, as compared to the equivalent prior year periods. The increases were driven by revenue growth in the recordkeeping and third-party administration services business line due in part to revenue growth from acquisitions and higher average market values of assets under administration.

Insurance services revenues decreased $0.2 million, or 1.4%, and $1.8 million, or 6.6%, for the three and six months ended June 30, 2026, respectively, primarily due to decreases in contingent commission revenues.

Wealth management services revenues increased $1.7 million, or 19.8%, and $2.2 million, or 11.8%, for the three and six months ended June 30, 2026, respectively, reflective of higher average market values of assets under management and revenue growth from the ClearPoint acquisition in the second quarter of 2026.

Banking noninterest revenues increased $1.2 million, or 6.1%, between the second quarter of 2025 and 2026 and increased $3.9 million, or 10.0%, between the first six months of 2025 and 2026. Deposit service charges and fees increased $0.3 million, or 3.3%, and $1.4 million, or 8.6%, compared to the prior year second quarter and June YTD periods, respectively. Other banking revenues for the second quarter were consistent with the prior year and increased $1.0 million, or 12.3%, for the June YTD period, driven by increases in CRE financing and structuring fees and an increase in the cash surrender value of bank-owned life insurance policies. Debit interchange and ATM fees increased $0.7 million, or 10.8%, for the second quarter and $1.2 million, or 9.4%, for the June YTD period, and mortgage banking revenues increased $0.2 million, or 22.5% for the second quarter and $0.3 million, or 16.3%, for the June YTD period.

The ratio of noninterest revenues to total revenues was 37.6% for the second quarter of 2026 and 37.3% for the first six months of 2026, compared to 37.4% and 38.1% for the prior year’s second quarter and June YTD periods, respectively. The quarterly increase was due to noninterest revenues increasing 12.8%, including the $4.7 million gain on equity securities, while net interest income increased 11.5%. The YTD decrease was due to net interest income increasing 11.8% for June YTD while noninterest revenues increased 8.0%.

The ratio of operating noninterest revenues to operating revenues (FTE), a non-GAAP measure as defined in the table above, was 36.2% for the quarter and 36.5% for June YTD, compared to 37.2% and 37.9% for the respective prior year periods. The decreases between the quarterly and YTD periods were due to an 11.5% and 11.7% increase, respectively, in fully tax-equivalent net interest income, a non-GAAP measure, while operating noninterest revenues, a non-GAAP measure, increased 6.4% and 5.3%, respectively, excluding the $4.7 million gain on equity securities.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2026	2025	2026	2025
Salaries and employee benefits	$82,431	$79,021	$162,753	$155,463
Data processing and communications	19,686	16,699	37,557	32,821
Occupancy and equipment	13,885	11,486	28,767	24,184
Business development and marketing	2,556	4,001	5,091	7,131
Legal and professional fees	4,314	4,368	9,384	9,217
Amortization of intangible assets	4,408	3,369	8,654	6,851
Litigation accrual	335	0	335	(50)
Acquisition expenses	231	67	664	68
Acquisition-related contingent consideration adjustments	(103)	0	(103)	0
Restructuring expenses	0	1,525	0	1,525
Other	9,990	8,566	17,667	17,182
Total noninterest expenses	$137,733	$129,102	$270,769	$254,392

Noninterest expenses/average assets	3.14%	3.12%	3.11%	3.11%
Operating noninterest expenses(1) /average assets (non-GAAP)	3.02%	3.04%	3.00%	3.02%
Efficiency ratio	61.7%	64.8%	62.0%	64.3%
Operating efficiency ratio (non-GAAP)(2)	60.6%	62.0%	60.2%	62.0%
(1)	Operating noninterest expenses, a non-GAAP measure, is calculated as total noninterest expenses less litigation accrual, acquisition expenses, acquisition-related contingent consideration adjustments, restructuring expenses, and amortization of intangible assets. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.
(2)	Operating efficiency ratio, a non-GAAP measure, is calculated as operating noninterest expenses as defined in footnote (1) above divided by net interest income on a FTE basis plus noninterest revenues excluding gain (loss) on equity securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $137.7 million for the second quarter of 2026 and $270.8 million for the June YTD period, representing an increase of $8.6 million, or 6.7%, and $16.4 million, or 6.4%, from the respective prior year periods. The change was primarily attributable to an increase in salaries and employee benefits (an increase of $3.4 million for the quarter and $7.3 million YTD), data processing and communications (an increase of $3.0 million for the quarter and $4.7 million YTD), and occupancy and equipment (an increase of $2.4 million for the quarter and $4.6 million YTD). The remaining change to noninterest expenses is attributable to other expenses (an increase of $1.4 million for the quarter and $0.5 million YTD), amortization of intangible assets (an increase of $1.0 million for the quarter and $1.8 million YTD), business development and marketing (a decrease of $1.4 million for the quarter and $2.0 million YTD), acquisition expenses (an increase of $0.1 million for the quarter and $0.5 million YTD), legal and professional fees (a decrease of $0.1 million for the quarter and an increase of $0.2 million YTD), litigation accrual (an increase of $0.3 million for the quarter and $0.4 million YTD), and restructuring expenses (a decrease of $1.5 million for the quarter and YTD).

The increase in salaries and benefits expense for the quarter was primarily driven by incremental costs associated with acquisitions and de novo bank branches opened between the periods, along with the impact of annual merit-based increases. Data processing increases were reflective of the Company’s continued investment in customer-facing and back-office technologies, including artificial intelligence applications and other workflow efficiency initiatives. Increases in occupancy and equipment expenses were primarily due to incremental costs associated with the opening of de novo bank branches and regional headquarters and the Santander branch acquisition. Amortization of intangible assets increased primarily due to the Santander and ClearPoint acquisitions. The increase in acquisition expenses was driven by the transaction-related costs associated with the ClearPoint acquisition. The decreases in business development and marketing expenses was attributable to the Company’s efforts to more selectively allocate marketing resources toward channels with higher expected returns.

The Company’s efficiency ratio was 61.7% for the second quarter of 2026, 3.1 percentage points favorable to the comparable quarter of 2025. This resulted from total revenues increasing 12.0%, primarily due to higher net interest income, while total noninterest expenses increased 6.7% due to the factors noted above. The efficiency ratio for June YTD of 62.0% was 2.3 percentage points favorable to the prior June YTD period, resulting from total revenues increasing 10.4% while total noninterest expenses increased 6.4%.

The Company’s operating efficiency ratio, a non-GAAP measure as defined in the table above, was 60.6% for the second quarter, 1.4 percentage points favorable to the comparable quarter of 2025. This resulted from operating revenues (FTE), a non-GAAP measure as defined in Table 5, increasing 9.5% while operating noninterest expenses, a non-GAAP measure as described above, increased 7.0%. The Company’s operating efficiency ratio, a non-GAAP measure, of 60.2% for the June YTD period was 1.8 percentage points favorable to the comparable period of 2025, a result of operating revenues (FTE), a non-GAAP measure as defined in Table 5, increasing 9.3% while operating noninterest expenses, a non-GAAP measure as described above, increased 6.2%.

Annualized current quarter noninterest expenses as a percentage of average assets was slightly higher than the prior year as noninterest expenses increased 6.7% and average assets increased 6.2%. Annualized current quarter operating noninterest expenses, a non-GAAP measure as defined in the table above, as a percentage of average assets was consistent with the second quarter of the prior year. Noninterest expenses increased between the periods due to the factors noted above and average assets increased between the periods primarily due to an increase in interest earning assets driven by organic growth in deposit balances and the impact of the Santander and ClearPoint acquisitions.

Income Taxes

The second quarter and June YTD effective income tax rate were 24.1% and 23.7%, respectively, as compared to 22.3% and 22.5% for the comparable periods of 2025. The increase in the second quarter and June YTD effective income tax rate is primarily attributable to an increase in certain state income taxes. The second quarter and June YTD tax expense associated with the amortization of income tax credit investments was $0.8 million and $1.9 million, respectively, as compared to $3.0 million and $3.3 million for the comparable periods of 2025. In addition, the tax benefit associated with stock-based compensation for the second quarter of 2026 was immaterial and was $0.7 million for June YTD, as compared to a $0.1 million and $0.6 million tax benefit for the comparable periods of 2025. The effective tax rates adjusted to exclude the income tax impact of stock-based compensation and amortization of income tax credit investments for the second quarter and YTD 2026 were 23.1% and 23.0%, respectively, as compared to 18.0% and 20.5% for the comparable periods of 2025. These increases reflect a decrease in federal income tax credits associated with the Company’s investment in tax credits generated by a solar energy producing company.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $4.52 billion at the end of the second quarter, an increase of $117.4 million, or 2.7%, from December 31, 2025 and an increase of $174.1 million, or 4.0%, from June 30, 2025. The book value of investment securities (excluding unrealized gains and losses) of $4.80 billion at the end of the second quarter increased $122.7 million, or 2.6%, from December 31, 2025 and increased $115.9 million, or 2.5%, from June 30, 2025. The increase from the end of the prior year’s second quarter was primarily driven by acquiring $118.1 million of investment securities obtained through the ClearPoint acquisition, which was completed during the second quarter of 2026. Exclusive of the investments acquired from ClearPoint, during the first six months of 2026 the Company purchased $30.9 million of U.S. government agency mortgage-backed securities with an average yield of 4.99%, which the Company classified as held-to-maturity. These additions were offset by $51.3 million of investment maturities, calls and principal payments during the first six months of 2026. Additionally, there was $19.2 million of net accretion of discounts on investment securities during the first six months of 2026. The effective duration of the investment securities portfolio was 5.0 years at the end of the second quarter of 2026, as compared to 5.8 years at the end of the second quarter of 2025.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At June 30, 2026, the investment portfolio (excluding held-to-maturity investment securities) had a $276.4 million net unrealized loss, a $5.2 million increase from the $271.2 million net unrealized loss at December 31, 2025 and a $58.3 million decrease from the $334.7 million net unrealized loss at June 30, 2025. These changes were principally driven by the general movements in medium to long-term interest rates, as well as the volume and yields associated with the securities purchases and maturities that occurred during the 12 months.

The following table sets forth the carrying value of the Company’s investment securities portfolio:

Table 6: Investment Securities

	June 30,	December 31,	June 30,
(000's omitted)	2026	2025	2025
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,219,381	$2,195,226	$2,154,944
Obligations of state and political subdivisions	435,993	391,917	375,240
Government agency mortgage-backed securities	284,451	278,885	291,927
Government agency collateralized mortgage obligations	9,667	4,401	5,430
Corporate debt securities	8,471	4,912	4,829
Total available-for-sale portfolio	2,957,963	2,875,341	2,832,370

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	1,183,312	1,168,487	1,153,480
Government agency mortgage-backed securities	295,074	285,679	277,511
Total held-to-maturity portfolio	1,478,386	1,454,166	1,430,991

Equity and Other Securities:
Equity securities without readily determinable fair value
Federal Home Loan Bank common stock	40,374	33,232	44,859
Federal Reserve Bank common stock	33,271	33,331	33,331
Other equity securities without readily determinable fair value	5,357	6,275	5,922
Total equity securities without readily determinable fair value	79,002	72,838	84,112
Equity securities with readily determinable fair value	3,661	4,414	2,597
Other investment securities	5,194	0	0
Total equity and other securities	87,857	77,252	86,709

Total investment securities	$4,524,206	$4,406,759	$4,350,070

On August 3, 2026, the Company sold $296.8 million of lower-yielding available-for-sale U.S. Treasury securities resulting in a pre-tax realized loss of $3.0 million. The proceeds were used to repay overnight borrowings with interest rates approximately 240 basis points higher than the yields on the securities sold, which was immediately accretive to net interest income. Based on current assumptions, the Company estimates an earn-back period of approximately 0.4 years and believes the transaction provides increased visibility into future earnings and net interest margin.

Loans

Loans ended the second quarter at $11.28 billion, $333.1 million, or 3.0%, higher than December 31, 2025 and $763.7 million, or 7.3%, higher than June 30, 2025 ending loans.

Mortgages on commercial property combined with general-purpose business lending to commercial, industrial, non-profit and governmental customers is characterized as the Company’s business lending activity. The business lending portfolio increased $499.4 million, or 11.0%, from June 30, 2025, and $306.8 million, or 6.5%, from December 31, 2025, driven by organic growth over both periods. As compared to December 31, 2025, multifamily increased $34.3 million, or 3.7%, business non-real estate loans, including commercial and industrial lending, increased $74.2 million, or 5.8%, non-owner occupied CRE increased $177.7 million, or 10.6%, and owner occupied CRE increased $20.5 million, or 2.4%. The Company’s non-owner occupied CRE exposure (including multifamily) remains diverse both geographically and by property type, and remains relatively low at 16% of total assets, 25% of total loans and 201% of total bank-level regulatory capital. CRE lending represents 73.3% of the total business lending portfolio at June 30, 2026, compared to 73.1% at December 31, 2025 and 72.7% at June 30, 2025. Other commercial and industrial lending represents the remaining 26.7% of total business lending at June 30, 2026, compared to 26.9% at December 31, 2025 and 27.3% at June 30, 2025. The Company’s largest non-owner occupied CRE lending concentration by property type is multifamily at 25.8% of total CRE lending, followed by office and lodging, at 10.6% and 9.7%, respectively. The Company’s largest owner occupied lending concentration by industry is retail trade at 7.0% of total CRE lending, followed by manufacturing and arts, entertainment and recreation that comprise 2.9% and 2.5%, respectively, of total CRE lending. These levels demonstrate the Company’s diversity in the lending portfolio, as there are no significant industry concentrations as noted above, and minimal geographic concentrations, as reflected by no metropolitan statistical area (“MSA”) accounting for more than 14% of the CRE portfolio and a very low level of CRE lending being conducted in major metropolitan areas. See Table 7 below for concentrations of CRE lending by borrower type and Table 8 below for concentrations of CRE by property location.

The business loan balance increases are reflective of continued high demand for non-owner occupied CRE, expansion of internal resources and proactive business development and pricing in the Company’s market areas, as well as the Company’s strong liquidity profile relative to competitors that creates opportunities to gain market share. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong credit quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category. To assist business lending customers in managing their interest rate risk, the Company enters into interest rate swaps which have associated interest rate and credit risk; for additional detail on the Company’s use of interest rate swaps, see Note J beginning on page 32 of this Form 10-Q.

The following table presents the concentration by borrower type of the Company’s CRE loan balances as of June 30, 2026 and December 31, 2025.

Table 7: Concentrations of CRE Lending by Borrower Type

	June 30, 2026		December 31, 2025
	Amortized	Percentage of	Amortized	Percentage of
(000’s omitted, except percentages)	Cost	Total	Cost	Total
Non-owner occupied CRE by property type:
Multifamily	$951,856	25.8%	$917,586	26.5%
Office	393,270	10.6%	374,194	10.8%
Lodging	357,235	9.7%	332,943	9.6%
Retail	305,236	8.3%	268,329	7.8%
Commercial Construction	303,894	8.2%	297,038	8.6%
Other Lessors of CRE	264,261	7.1%	173,451	5.1%
Warehouse/Industrial	161,471	4.4%	160,769	4.6%
Nursing/Assisted Living	50,219	1.4%	52,373	1.5%
Residential Construction	3,286	0.1%	3,849	0.1%
All Other	9,286	0.2%	7,505	0.2%
Total non-owner occupied CRE	2,800,014	75.8%	2,588,037	74.8%

Owner occupied CRE by industry:
Retail Trade	259,066	7.0%	277,213	8.0%
Manufacturing	108,192	2.9%	70,735	2.0%
Arts, Entertainment and Recreation	91,023	2.5%	83,453	2.4%
Real Estate Rental and Leasing	83,330	2.3%	91,600	2.6%
Health Care and Social Assistance	76,737	2.1%	78,529	2.3%
Other Services	74,840	2.0%	77,657	2.2%
Agriculture and Forestry	52,609	1.4%	51,081	1.5%
Accommodation and Food Services	41,183	1.1%	41,398	1.2%
Construction	27,584	0.7%	18,974	0.5%
Wholesale Trade	22,206	0.6%	22,854	0.7%
Transportation and Warehousing	13,401	0.4%	10,583	0.3%
Professional, Scientific and Technical Services	10,410	0.3%	9,876	0.3%
Educational Services	6,665	0.2%	5,241	0.2%
All Other	25,096	0.7%	32,607	1.0%
Total owner occupied CRE	892,342	24.2%	871,801	25.2%

Total CRE	$3,692,356	100.0%	$3,459,838	100.0%

The following table presents the geographic concentrations of the Company’s CRE loan balances by property location (MSA) as of June 30, 2026 and December 31, 2025.

Table 8: Concentrations of CRE by Property Location

June 30, 2026	Multifamily CRE		Owner occupied CRE		Other Non-owner occupied CRE		Total CRE
(000’s omitted, except percentages)	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE
MSA:
Albany-Schenectady-Troy, NY	$98,480	2.7%	$101,833	2.8%	$286,028	7.7%	$486,341	13.2%
Burlington-South Burlington, VT	201,471	5.5%	54,627	1.5%	151,379	4.1%	407,477	11.1%
Rochester, NY	37,249	1.0%	88,059	2.4%	163,326	4.4%	288,634	7.8%
Buffalo-Cheektowaga, NY	104,945	2.8%	51,242	1.4%	126,790	3.4%	282,977	7.6%
Syracuse, NY	18,316	0.5%	92,683	2.5%	147,197	4.0%	258,196	7.0%
Scranton Wilkes-Barre, PA	69,438	1.9%	63,697	1.7%	116,932	3.2%	250,067	6.8%
Utica-Rome, NY	51,738	1.4%	43,463	1.2%	54,336	1.5%	149,537	4.1%
Boston-Cambridge-Newton, MA-NH	4,393	0.1%	3,662	0.1%	115,535	3.1%	123,590	3.3%
Allentown-Bethlehem-Easton, PA-NJ	1,484	0.0%	15,224	0.4%	83,309	2.3%	100,017	2.7%
All Other MSA - NY(1)(2)	114,329	3.1%	65,891	1.8%	103,205	2.8%	283,425	7.7%
All Other MSA - PA(1)(2)	65,420	1.8%	49,133	1.3%	98,526	2.7%	213,079	5.8%
All Other MSA(1)	93,713	2.5%	66,534	1.8%	183,452	4.9%	343,699	9.2%

Non-MSAs:
NY	47,742	1.3%	156,357	4.2%	172,560	4.7%	376,659	10.2%
All Other Non-MSA	43,138	1.2%	39,937	1.1%	45,583	1.2%	128,658	3.5%
Total	$951,856	25.8%	$892,342	24.2%	$1,848,158	50.0%	$3,692,356	100.0%

December 31, 2025	Multifamily CRE		Owner occupied CRE		Other Non-owner occupied CRE		Total CRE
(000’s omitted, except percentages)	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE
MSA:
Albany-Schenectady-Troy, NY	$97,325	2.8%	$102,096	3.0%	$250,237	7.2%	$449,658	13.0%
Burlington-South Burlington, VT	208,942	6.0%	33,426	1.0%	144,998	4.2%	387,366	11.2%
Rochester, NY	37,120	1.1%	98,468	2.8%	156,316	4.5%	291,904	8.4%
Buffalo-Cheektowaga, NY	106,187	3.1%	56,535	1.6%	121,919	3.5%	284,641	8.2%
Syracuse, NY	14,123	0.4%	80,427	2.3%	137,027	4.0%	231,577	6.7%
Scranton Wilkes-Barre, PA	70,371	2.0%	61,458	1.8%	94,771	2.7%	226,600	6.5%
Utica-Rome, NY	52,965	1.5%	42,916	1.2%	53,718	1.6%	149,599	4.3%
Glens Falls, NY	43,332	1.3%	2,405	0.1%	19,971	0.6%	65,708	2.0%
All Other MSA - NY(1)(2)	74,036	2.1%	63,606	1.8%	79,012	2.3%	216,654	6.2%
All Other MSA - PA(1)(2)	29,468	0.9%	62,222	1.8%	175,917	5.1%	267,607	7.8%
All Other MSA(1)	92,036	2.7%	64,397	1.9%	209,183	6.0%	365,616	10.6%

Non-MSAs:
NY	49,930	1.4%	157,146	4.5%	183,374	5.3%	390,450	11.2%
All Other Non-MSA	41,751	1.2%	46,699	1.4%	44,008	1.3%	132,458	3.9%
Total	$917,586	26.5%	$871,801	25.2%	$1,670,451	48.3%	$3,459,838	100.0%
(1)	The MSAs within these captions are individually less than 2% of total CRE exposure.
(2)	The MSAs within these captions include certain counties in adjacent states with a high degree of economic and social integration with the respective core city in New York or Pennsylvania.

Consumer mortgages increased $106.3 million, or 3.0%, from one year ago (including $4.1 million acquired in the Santander transaction) and increased $12.1 million, or 0.3%, from December 31, 2025, with the increases over both periods primarily representing organic growth, including the impact of certain secondary market sales of new volume production. The Company sold $16.7 million and $34.5 million of consumer mortgage production during the second quarter and June YTD periods, respectively, as compared to $16.6 million and $34.1 million in the comparable prior year periods. Over the past year, the Company produced organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, recruitment of additional mortgage loan originators and proactive business development efforts, while also benefitting from the comparatively stable housing market conditions in the Company’s primary markets relative to the national environment. Home equity loans increased $45.0 million, or 9.1%, from one year ago (including $16.9 million acquired in the Santander transaction) and increased $5.4 million, or 1.0%, from December 31, 2025, in part a result of competitive pricing and lower levels of payoffs and paydowns related to consumer mortgage refinancing in a relatively high interest rate environment.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine and recreational vehicle dealerships (referred to as “consumer indirect”), increased $113.0 million, or 5.8%, from one year ago (including $9.3 million acquired in the Santander transaction), and increased $8.8 million, or 0.4%, from December 31, 2025. The Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio by providing competitive market offerings to its customers and pursuing the expansion of its dealer network. Consumer installment loans have historically provided attractive returns, and the Company strives to grow these key portfolios despite the strong competition from the financing subsidiaries of vehicle manufacturers and other financial intermediaries.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as of the end of the periods indicated, as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, at a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to change when the risk factors of each component part change. The allocation is not indicative of the specific amount of future net charge-offs that are projected for each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 9, total allowance for credit losses at the end of the second quarter was $91.7 million, an increase of $9.8 million, or 12.0%, from one year earlier and an increase of $3.8 million, or 4.3%, from the end of 2025.

Table 9: Allowance for Credit Losses by Loan Type

	June 30, 2026		December 31, 2025		June 30, 2025
(000’s omitted except for ratios)	Allowance for Credit Losses	Percent of Total Loan Balances	Allowance for Credit Losses	Percent of Total Loan Balances	Allowance for Credit Losses	Percent of Total Loan Balances
Business lending	$50,955	44.7%	$46,155	43.2%	$41,154	43.2%
Consumer mortgage	12,618	32.2%	14,005	33.0%	14,196	33.5%
Consumer indirect	20,584	16.6%	20,914	17.0%	19,885	16.8%
Consumer direct	4,939	1.7%	4,257	1.9%	4,133	1.8%
Home equity	1,600	4.8%	1,590	4.9%	1,483	4.7%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total	$91,696	100.0%	$87,921	100.0%	$81,851	100.0%

The consumer direct, consumer indirect and the business lending portfolios carry higher credit risk than the consumer mortgage and home equity portfolios and therefore the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential losses not captured in the specific allowance categories due to model imprecision. The unallocated allowance of $1.0 million at June 30, 2026 was consistent with December 31, 2025 and June 30, 2025.

Allowance for credit losses and loan net charge-off ratios are as follows:

Table 10: Loan Ratios

	June 30,	December 31,	June 30,
	2026	2025	2025
Allowance for credit losses/total loans	0.81%	0.80%	0.78%
Allowance for credit losses/nonperforming loans	161%	156%	153%
Nonaccrual loans/total loans	0.44%	0.45%	0.44%
Allowance for credit losses/nonaccrual loans	185%	178%	179%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	0.07%	0.06%	0.40%
Consumer mortgage	0.01%	0.00%	0.00%
Consumer indirect	0.24%	0.29%	0.05%
Consumer direct(1)	1.49%	0.54%	0.70%
Home equity	0.02%	0.03%	0.01%
Total loans(2)	0.12%	0.09%	0.20%

(1)Excludes overdraft net charge-offs.

(2)Includes overdraft net charge-offs.

Net charge-offs during the second quarter of 2026 were $3.3 million, a decrease of $1.8 million compared to the second quarter of 2025. The business lending portfolio experienced lower net charge-off levels compared with the second quarter of 2025 while the consumer installment, home equity and consumer mortgage portfolios were above the prior year level. The total net charge-off ratio (net charge-offs annualized as a percentage of average loans outstanding for the quarter) for the second quarter was 0.12%, 3 basis points higher than the ratio for the fourth quarter of 2025 and 8 basis points lower than the ratio for the second quarter of 2025. The net charge-off ratios for the second quarter of 2026 for the business lending and home equity portfolios were below the Company’s average for the trailing eight quarters, while the net charge-off ratio for the consumer mortgage and consumer installment portfolios were above the Company’s average for the trailing eight quarters.

Other real estate owned (“OREO”) at June 30, 2026 was $7.7 million. This compares to $8.2 million at December 31, 2025 and $8.0 million at June 30, 2025. At June 30, 2026, OREO consisted of 38 residential properties with a total value of $2.3 million and 1 commercial lending relationship consisting of multiple properties with an aggregate value of $5.4 million. This compares to 42 residential properties with a total value of $2.9 million and 1 commercial lending relationship consisting of multiple properties with an aggregate value of $5.4 million at December 31, 2025, and 44 residential properties with a total value of $2.6 million and 1 commercial lending relationship consisting of multiple properties with an aggregate value of $5.4 million at June 30, 2025.

Approximately 31% of the nonperforming loans at June 30, 2026 were related to the business lending portfolio, which is comprised of business loans broadly diversified by geography, collateral category and industry. Of the nonperforming loans in the business lending portfolio, other commercial and industrial loans represents 63% of the balance, owner occupied CRE represents 24% of the balance, non-owner occupied CRE represents 10% of the balance, and multifamily represents 2% of the balance. Nonperforming business loans as a percentage of total loans decreased 7 basis points as compared to December 31, 2025 and decreased 5 basis points as compared to June 30, 2025.

Approximately 61% of nonperforming loans at June 30, 2026 were comprised of consumer mortgages. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. Inflation rates and the unemployment rate also remain relatively stable. This has contributed to the credit performance in the consumer mortgage loan portfolio remaining favorable. The remaining 8% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. Nonperforming loan levels in the consumer installment category are typically lower than the other portfolios because they are generally charged off before they reach non-performing status. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 161% at the end of the second quarter, as compared to 156% at year-end 2025 and 153% at June 30, 2025. The increase in this ratio versus the end of 2025 and one year ago was due to the allowance for credit losses increasing proportionally more than nonperforming loan levels.

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

Delinquent loans (defined as loans 30 days or more past due or in nonaccrual status) as a percent of total loans was 1.04% at the end of the second quarter, 6 basis points below the 1.10% at year-end 2025 and 3 basis points above the 1.01% at June 30, 2025. The business lending delinquency ratio at the end of the first quarter of 0.47% was 7 basis points below the level of 0.54% at December 31, 2025 and 3 basis points below the level of 0.50% at June 30, 2025. The changes in the delinquent loan ratios over the indicated prior periods were related to certain CRE loans that were charged off or substantially repaid during the periods. The delinquency rates for consumer mortgage loan portfolios increased as compared to the levels at December 31, 2025, while home equity and consumer installment decreased. The delinquency rates for consumer mortgage, home equity and consumer installment loan portfolios increased as compared to the levels at June 30, 2025.

The Company recorded a $4.6 million provision for credit losses in the second quarter of 2026. The second quarter provision for credit losses was $0.5 million higher than the equivalent prior year period’s provision for credit losses of $4.1 million. The allowance for credit losses of $91.7 million as of June 30, 2026 increased $9.8 million from the level one year ago, primarily due to organic loan growth. The allowance for credit losses to total loans ratio was 0.81% at June 30, 2026, 1 and 3 basis points higher than the levels at December 31, 2025 and June 30, 2025, respectively. Refer to Note E: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of June 30, 2026, the net purchase discount related to the $697.0 million of remaining non-purchased credit deteriorated (“PCD”) loan balances purchased through acquisition transactions was approximately $13.1 million, or 1.9% of that portfolio.

Deposits

As shown in Table 11, average deposits of $14.76 billion in the second quarter were $1.02 billion, or 7.4%, higher than the second quarter of 2025 and increased $447.7 million, or 3.1%, from the fourth quarter of 2025. On an ending basis, total deposits increased $323.3 million, or 2.2%, from December 31, 2025 and were $1.01 billion, or 7.4%, higher than one year prior. Average non-governmental deposits for the second quarter of 2026 increased $445.8 million, or 3.7%, versus the fourth quarter of 2025 and increased $1.13 billion, or 9.9%, versus the year-earlier period. The increase from the end of the prior year’s fourth quarter was primarily driven by higher average balances of consumer non-time deposits and the increase from the end of the prior year’s second quarter was driven by higher average balances of consumer and business non-time deposits. The increases in both periods include the effects of additional deposit accounts assumed as part of the Santander branch and ClearPoint acquisitions. Average reciprocal deposits for the second quarter of 2026 increased $41.7 million versus the fourth quarter of 2025 and increased $149.7 million from the second quarter of 2025, primarily driven by an expansion of the Company’s reciprocal deposit relationship base and certain governmental customers moving from standard deposit products and customer repurchase agreements, a non-deposit product categorized as borrowings, to reciprocal deposit products. Average governmental deposits for the second quarter decreased $39.7 million, or 2.0%, from the fourth quarter of 2025, driven by seasonal outflows of governmental deposits, and decreased $265.4 million, or 12.2%, from the second quarter of 2025, due in part to government customers migrating to reciprocal deposit products. Average governmental deposits as a percentage of total average deposits decreased from 15.8% in the second quarter of 2025 to 12.9% in the second quarter of 2026. The decrease in average governmental deposits from the prior year’s second quarter is reflective of lower average governmental money market and time deposit balances.

Average noninterest checking deposits as a percentage of average total deposits was 25.7% in the second quarter compared to 25.9% in the fourth quarter of 2025 and 25.6% in the second quarter of 2025. Average non-maturity deposits represented 85.8% of the Company’s average deposit funding base in the second quarter of 2026 and time deposits represented 14.2% of total average deposits. In comparison, time deposits represented 15.5% of total average deposits during the second quarter of 2025 and 14.9% of total average deposits during the fourth quarter of 2025.

The quarterly average cost of deposits was 1.07% for the second quarter of 2026, compared to 1.19% in the second quarter of 2025 and 1.15% in the fourth quarter of 2025, reflective of the decrease in certain deposit interest rates, as well as the decrease in proportion of relatively higher-cost time deposits. The Company continues to focus on expanding its deposit relationship base through its competitive product offerings, high-quality customer service and market expansion initiatives.

The Company’s deposit base is well diversified across customer segments, which as of June 30, 2026 is comprised of approximately 59% consumer, 29% business and 12% governmental, and broadly dispersed with an average consumer deposit balance per account of approximately $13,000 and average business deposit relationship of approximately $84,000, while the Company’s total average deposit balance per account is under $20,000. In addition, at the end of the quarter, 64% of the Company’s total deposit balances were in checking and predominantly low-rate savings accounts and the weighted-average age of the Company’s non-maturity deposit accounts was approximately 15 years.

The total estimated amount of deposits that exceeded the $250,000 insured limit provided by the Federal Deposit Insurance Corporation (“FDIC”), net of collateralized and intercompany deposits, was approximately $2.82 billion at June 30, 2026. This amount is determined by adjusting the amounts reported in the Bank Call Report by intercompany deposits, which are not external customers and are therefore eliminated in consolidation, and governmental deposits whose uninsured balances are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at June 30, 2026, reported gross, totaled $4.69 billion, which includes intercompany account balances of $337.6 million, and collateralized deposits of $1.53 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent 81% of ending total deposits at June 30, 2026. These estimates are based on the determination of known deposit account balances of each depositor and the insurance guidelines provided by the FDIC.

Table 11: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000’s omitted)	2026	2025	2025
Noninterest checking deposits	$3,799,141	$3,702,200	$3,522,734
Interest checking deposits	3,116,199	3,012,487	2,949,860
Savings deposits	2,536,831	2,427,894	2,328,638
Money market deposits	3,204,624	3,030,459	2,815,710
Time deposits	2,102,360	2,138,368	2,125,683
Total deposits	$14,759,155	$14,311,408	$13,742,625

Nongovernmental deposits	$12,620,068	$12,174,277	$11,487,910
Governmental deposits	1,901,449	1,941,153	2,166,824
Reciprocal deposits	237,638	195,978	87,891
Total deposits	$14,759,155	$14,311,408	$13,742,625

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the second quarter of 2026 totaled $606.5 million. This was $147.7 million, or 32.2%, higher than borrowings at December 31, 2025 and $107.3 million, or 15.0%, below the balance at June 30, 2025. The increase from the end of 2025 was attributable to a $172.8 million increase in overnight borrowings, partially offset by a $25.1 million decrease in FHLB and other borrowings reflective of the scheduled paydowns of amortizing advances. The decrease from June 30, 2025 was comprised of a $149.7 million decrease in FHLB and other borrowings that included the impact of the FHLB exercising their put option on a $100.0 million advance with a rate of 3.73% in August 2025 along with the scheduled paydowns of amortizing advances, partially offset by a $42.4 million increase in overnight borrowings.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized governmental and commercial funding from customers that price and operate similar to a governmental deposit instrument, including the requirement to collateralize uninsured balances. Customer repurchase agreements were $157.6 million at the end of the second quarter of 2026, $73.6 million, or 31.8%, lower than December 31, 2025, and $23.0 million, or 12.8%, lower than June 30, 2025, driven by lower governmental balances due in part to certain customers transferring funds to the Company’s reciprocal deposit product offerings that generally do not require collateralization.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity of $2.07 billion at the end of the second quarter of 2026 represents an increase of $66.7 million, or 3.3%, from the balance at December 31, 2025. The increase was primarily driven by net income of $118.6 million, partially offset by common stock dividends declared of $49.4 million and common stock repurchased as part of the Company’s publicly announced stock repurchase program of $15.5 million. Over the past 12 months, total shareholders’ equity increased $189.7 million, or 10.1%, as net income, an increase in the after-tax market value adjustment on investments, the issuance of common stock in association with the employee stock plans and adjustments to the overfunded status of the Company’s employee retirement plans more than offset common stock dividends declared and common stock repurchased.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2026 was 41.7%, compared to 48.2% for the first six months of 2025. The decrease in the dividend payout ratio was due to the 17.4% growth in YTD net income versus last year significantly exceeding the 1.7% increase in dividends declared for the same periods. The Company’s quarterly dividend per share was raised from $0.46 to $0.47 in the third quarter of 2025, an increase of 2.2% for the second quarter of 2026 compared to one year earlier, while total shares outstanding decreased 0.5% due to common stock repurchases between the periods, partially offset by issuances from the Company’s employee stock plans.

During the third quarter of 2026, the Company announced a 2 cent, or 4.3%, increase in the quarterly dividend to $0.49 per share on its common stock, which marked the 34th consecutive year of dividend increases for the Company.

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

The Company and the Bank are required to maintain a “capital conservation buffer”, composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of June 30, 2026, December 31, 2025 and June 30, 2025. Therefore, to satisfy both the minimum risk-based capital ratios and the capital conservation buffer as of those dates, the Company and the Bank must maintain:

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

As of June 30, 2026, December 31, 2025 and June 30, 2025, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of June 30, 2026, December 31, 2025 and June 30, 2025, the regulatory capital ratios for the Company and Bank are presented below.

Table 12: Regulatory Ratios

	June 30, 2026		December 31, 2025		June 30, 2025
	Community		Community		Community
	Financial	Community	Financial	Community	Financial	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.26%	7.86%	9.21%	7.85%	9.42%	7.99%
Common equity Tier 1 capital ratio	13.75%	11.72%	14.04%	12.02%	14.68%	12.49%
Tier 1 risk-based capital ratio	13.75%	11.73%	14.04%	12.02%	14.68%	12.50%
Total risk-based capital ratio	14.56%	12.54%	14.85%	12.84%	15.48%	13.30%

The Company’s tier 1 leverage ratio was 9.26% at the end of the second quarter, an increase of 5 basis points from December 31, 2025 and a decrease of 16 basis points from its level one year earlier. The increase in the Tier 1 leverage ratio in comparison to December 31, 2025 was the result of ending shareholders’ equity, excluding intangibles net of deferred tax liabilities associated with intangibles (“net intangibles”) and other comprehensive income or loss items, increasing 3.0%, while average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, increased a lesser 2.5%. The Tier 1 leverage ratio decreased compared to the prior year’s second quarter as shareholders’ equity, excluding net intangibles and other comprehensive income or loss items, increased 3.7%, while average assets, excluding net intangibles and the market value adjustment, increased a greater 5.6%. The increases in shareholders’ equity, excluding net intangibles and other comprehensive income or loss items, were primarily a result of net earnings retention while the increases in average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, were primarily driven by organic loan growth and the Santander and ClearPoint acquisitions.

The shareholders’ equity-to-assets ratio was 11.67% at the end of the second quarter of 2026 compared to 11.59% at December 31, 2025 and 11.30% at June 30, 2025. The tangible equity-to-tangible assets ratio, a non-GAAP measure, of 6.86% increased 11 basis points from December 31, 2025 and increased 35 basis points from June 30, 2025. The increase in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from one year prior was driven by a $125.9 million, or 12.2%, increase in tangible equity, a non-GAAP measure, while tangible assets, a non-GAAP measure, increased $1.03 billion, or 6.5%. The increase in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from December 31, 2025 was driven by a $47.7 million, or 4.3%, increase in tangible equity, a non-GAAP measure, while tangible assets, a non-GAAP measure, increased $441.5 million, or 2.7%. Over the past twelve months, the increase in tangible equity, a non-GAAP measure, was mainly due to net earnings retention and a decrease in accumulated other comprehensive loss related to the investment securities portfolio, while the increase in tangible assets, a non-GAAP measure, was reflective of organic loan growth and the Santander branch and ClearPoint acquisitions. During the first six months of 2026, the increase in tangible equity, a non-GAAP measure, was primarily due to net earnings retention, while the increase in tangible assets, a non-GAAP measure, was driven by organic loan growth and the ClearPoint acquisition. See Table 14 for Reconciliation of Quarterly GAAP to Non-GAAP Measures.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as borrowings from the FHLB and the Federal Reserve Bank (“FRB”) and credit lines from correspondent banks. Other funding alternatives may also be appropriate from time to time, including wholesale and customer repurchase agreements, large certificates of deposit, and the brokered CD market. The primary sources of funds are deposits, which totaled $14.71 billion at June 30, 2026. The primary sources of non-deposit funds are customer repurchase agreements, FHLB and FRB term borrowings and overnight advances. At June 30, 2026, there were $157.6 million of customer repurchase agreements, $425.6 million of FHLB term borrowings outstanding, and $172.8 million of overnight borrowings.

The Company’s primary sources of available liquidity include unrestricted cash and cash equivalents, borrowing capacity at the FHLB and FRB, as well as net unpledged investment securities that could be sold, subject to market conditions, or used to collateralize additional funding. Table 13 below details the available sources of liquidity at June 30, 2026. In addition, there was $75.0 million available in unsecured lines of credit with correspondent banks at June 30, 2026. The Company’s sources of immediately available liquidity of $6.74 billion as of June 30, 2026 represent approximately 239% of the Company’s estimated uninsured deposits (deposits in excess of FDIC limits), net of collateralized and intercompany deposits (“net estimated uninsured deposits”), estimated to be approximately $2.82 billion.

Table 13: Sources of Liquidity

	June 30,	December 31,	June 30,
(000's omitted)	2026	2025	2025
Unrestricted cash and cash equivalents	$243,414	$286,995	$231,178
FHLB borrowing capacity	1,461,142	1,576,124	1,273,712
FRB borrowing capacity	2,872,299	2,776,607	2,615,301
Net unpledged investment securities	2,167,622	2,177,896	1,823,420
Total sources of liquidity	$6,744,477	$6,817,622	$5,943,611

Net estimated uninsured deposits	$2,822,244	$2,739,971	$2,411,874

Total sources of liquidity/net estimated uninsured deposits	239%	249%	246%

To measure intermediate risk over the next twelve months, the Company produces and reviews a liquidity sources and uses projection. As of June 30, 2026, sufficient liquidity is available over the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed for various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of June 30, 2026 indicate the Company has sufficient sources of liquidity for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of growth in interest-earning assets and interest-bearing liabilities for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system which disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Board of Directors (the “Board”) and the Company’s ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis. Triggers within the plan and liquidity risk monitor are not by themselves definitive indicators of insufficient liquidity, but rather a mechanism for management to monitor conditions and possibly provide advance warning which could avert or reduce the impact of a crisis. Liquidity triggers are set based on a variety of factors, including Company history, trends, and current operating performance, industry observations, and, as warranted, changes in internal and external economic factors. Indicators include: core liquidity and funding needs such as the core basic surplus, unencumbered securities to average assets, and free FHLB and FRB loan collateral to average assets; heightened funding needs indicators such as average loans to average deposits, average governmental and nongovernmental deposits to total funding, and average borrowings to total funding; capital at risk indicators including regulatory ratios; asset quality indicators; and decrease in funds availability indicators which are a combination of internal and external risk factors that could result in increased restrictions on borrowing or indicate a downturn in the credit market. The Company has established three risk levels for these liquidity triggers that inform the response based on the severity of the circumstances. Responses vary from an assessment of possible funding deficiencies with no impact on normal business operations to immediate action being required due to impending funding problems. For more information regarding the risk factor associated with the possibility of a funding crisis, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on February 27, 2026.

Forward-Looking Statements

This report contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Forward-looking statements often use words such as “anticipate,” “could,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “forecast,” “believe,” or other words of similar meaning. These statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) adverse developments in the banking industry related to bank failures and the potential impact of such developments on customer confidence and regulatory responses to these developments; (2) current and future economic and market conditions, including the effects of changes in housing or vehicle prices, higher unemployment rates, disruptions in the commercial real estate market, labor shortages, supply chain disruption, inability to obtain raw materials and supplies, U.S. fiscal debt, budget and tax matters, geopolitical matters and conflicts, the effects of announced or future tariff increases, changes in global trade policies, and any changes in global economic growth; (3) the effect of, and changes in, monetary and fiscal policies and laws, including future changes in Federal and state statutory income tax rates and interest rate and other policy actions of the Board of Governors of the Federal Reserve System; (4) the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin including the possibility of a sudden withdrawal of the Company’s deposits due to rapid spread of information or disinformation regarding the Company’s well-being; (5) future provisions for credit losses on loans and debt securities; (6) changes in nonperforming assets; (7) the effect of a fall in stock market or bond prices on the Company’s fee income businesses, including its employee benefit services, wealth management, trust, and insurance businesses; (8) risks related to credit quality; (9) inflation, interest rate, liquidity, market and monetary fluctuations; (10) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (11) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (12) changes in consumer spending, borrowing and savings habits; (13) technological changes and implementation and financial risks associated with transitioning to new technology-based systems involving large multi-year contracts; (14) the ability of the Company to maintain the security, including cybersecurity, of its financial, accounting, technology, data processing and other operating systems, facilities and data, including customer data; (15) effectiveness of the Company’s risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, the Company’s ability to manage its credit or interest rate risk, the sufficiency of its allowance for credit losses and the accuracy of the assumptions or estimates used in preparing the Company’s financial statements and disclosures; (16) failure of third parties to provide various services that are important to the Company’s operations; (17) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements; (18) the ability to maintain and increase market share and control expenses; (19) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, service fees, risk management, securities, capital requirements and other aspects of the financial services industry; (20) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (21) the outcome of pending or future litigation and government proceedings; (22) the effect of opening new branches to expand the Company’s geographic footprint, including the cost associated with opening and operating the branches and the uncertainty surrounding their success including the ability to meet expectations for future deposit and loan levels and commensurate revenues; (23) the effects of natural disasters could create economic and financial disruption; (24) the effects from changes in governmental leadership which expose the Company and its customers to a variety of political, economic, and regulatory risks, including the risk of changes in laws (including labor, trade, tax and other laws) and the potential for disruption in governmental agencies, services provided by the government, funding of government sponsored projects, and changes in the domestic political environment; (25) the effect of total or partial governmental shutdowns; (26) material differences in the actual financial results of investment activities compared with the Company's initial expectations, including the growth of the Insurtech market; (27) other risk factors outlined in the Company’s filings with the SEC from time to time; and (28) the success of the Company at managing the risks of the foregoing.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 14: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2026	2025	2026	2025
Operating pre-tax, pre-provision net revenue (non-GAAP)
Net income (GAAP)	$61,334	$51,331	$118,552	$100,945
Income taxes	19,481	14,706	36,877	29,360
Income before income taxes	80,815	66,037	155,429	130,305
Provision for credit losses	4,607	4,117	10,243	10,807
Pre-tax, pre-provision net revenue (non-GAAP)	85,422	70,154	165,672	141,112
Acquisition expenses	231	67	664	68
Acquisition-related contingent consideration adjustments	(103)	0	(103)	0
Litigation accrual	335	0	335	(50)
Restructuring expenses	0	1,525	0	1,525
(Gain) loss on equity securities	(4,710)	1	(4,309)	(244)
Amortization of intangible assets	4,408	3,369	8,654	6,851
Operating pre-tax, pre-provision net revenue (non-GAAP)	$85,583	$75,116	$170,913	$149,262

Operating pre-tax, pre-provision net revenue per share (non-GAAP)
Diluted earnings per share (GAAP)	$1.16	$0.97	$2.24	$1.90
Income taxes	0.37	0.27	0.70	0.55
Income before income taxes	1.53	1.24	2.94	2.45
Provision for credit losses	0.09	0.08	0.19	0.20
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.62	1.32	3.13	2.65
Acquisition expenses	0.00	0.00	0.01	0.00
Acquisition-related contingent consideration adjustments	0.00	0.00	0.00	0.00
Litigation accrual	0.01	0.00	0.01	0.00
Restructuring expenses	0.00	0.03	0.00	0.03
(Gain) loss on equity securities	(0.09)	0.00	(0.08)	0.00
Amortization of intangible assets	0.08	0.06	0.16	0.13
Operating pre-tax, pre-provision net revenue per share (non-GAAP)	$1.62	$1.41	$3.23	$2.81

Operating net income (non-GAAP)
Net income (GAAP)	$61,334	$51,331	$118,552	$100,945
Acquisition expenses	231	67	664	68
Tax effect of acquisition expenses	(53)	(12)	(152)	(14)
Subtotal (non-GAAP)	61,512	51,386	119,064	100,999
Acquisition-related contingent consideration adjustments	(103)	0	(103)	0
Tax effect of acquisition-related contingent consideration adjustments	24	0	24	0
Subtotal (non-GAAP)	61,433	51,386	118,985	100,999
Litigation accrual	335	0	335	(50)
Tax effect of litigation accrual	(78)	0	(77)	10
Subtotal (non-GAAP)	61,690	51,386	119,243	100,959
Restructuring expenses	0	1,525	0	1,525
Tax effect of restructuring expenses	0	(274)	0	(313)
Subtotal (non-GAAP)	61,690	52,637	119,243	102,171
(Gain) loss on equity securities	(4,710)	1	(4,309)	(244)
Tax effect of (gain) loss on equity securities	1,090	0	989	50
Subtotal (non-GAAP)	58,070	52,638	115,923	101,977
Amortization of intangible assets	4,408	3,369	8,654	6,851
Tax effect of amortization of intangible assets	(1,020)	(605)	(1,987)	(1,404)
Operating net income (non-GAAP)	$61,458	$55,402	$122,590	$107,424

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2026	2025	2026	2025
Operating diluted earnings per share (non-GAAP)
Diluted earnings per share (GAAP)	$1.16	$0.97	$2.24	$1.90
Acquisition expenses	0.00	0.00	0.01	0.00
Tax effect of acquisition expenses	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	1.16	0.97	2.25	1.90
Acquisition-related contingent consideration adjustments	0.00	0.00	0.00	0.00
Tax effect of acquisition-related contingent consideration adjustments	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	1.16	0.97	2.25	1.90
Litigation accrual	0.01	0.00	0.01	0.00
Tax effect of litigation accrual	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	1.17	0.97	2.26	1.90
Restructuring expenses	0.00	0.03	0.00	0.03
Tax effect of restructuring expenses	0.00	(0.01)	0.00	(0.01)
Subtotal (non-GAAP)	1.17	0.99	2.26	1.92
(Gain) loss on equity securities	(0.09)	0.00	(0.08)	0.00
Tax effect of (gain) loss on equity securities	0.02	0.00	0.02	0.00
Subtotal (non-GAAP)	1.10	0.99	2.20	1.92
Amortization of intangible assets	0.08	0.06	0.16	0.13
Tax effect of amortization of intangible assets	(0.02)	(0.01)	(0.04)	(0.03)
Operating diluted earnings per share (non-GAAP)	$1.16	$1.04	$2.32	$2.02

Return on assets
Net income (GAAP)	$61,334	$51,331	$118,552	$100,945
Average total assets	17,621,066	16,590,741	17,545,355	16,515,467
Return on assets (GAAP)	1.40%	1.24%	1.36%	1.23%

Operating return on assets (non-GAAP)
Operating net income (non-GAAP)	$61,458	$55,402	$122,590	$107,424
Average total assets	17,621,066	16,590,741	17,545,355	16,515,467
Operating return on assets (non-GAAP)	1.40%	1.34%	1.41%	1.31%

Return on equity
Net income (GAAP)	$61,334	$51,331	$118,552	$100,945
Average total equity	2,032,654	1,836,965	2,024,443	1,810,453
Return on equity (GAAP)	12.10%	11.21%	11.81%	11.24%

Operating return on equity (non-GAAP)
Operating net income (non-GAAP)	$61,458	$55,402	$122,590	$107,424
Average total equity	2,032,654	1,836,965	2,024,443	1,810,453
Operating return on equity (non-GAAP)	12.13%	12.10%	12.21%	11.97%

Net interest margin
Net interest income	$139,144	$124,748	$273,856	$244,960
Total average interest-earning assets	16,112,813	15,289,591	16,026,972	15,227,789
Net interest margin	3.46%	3.27%	3.45%	3.24%

Net interest margin (FTE) (non-GAAP)
Net interest income	$139,144	$124,748	$273,856	$244,960
Fully tax-equivalent adjustment (non-GAAP)	893	884	1,743	1,778
Fully tax-equivalent net interest income (non-GAAP)	140,037	125,632	275,599	246,738
Total average interest-earning assets	16,112,813	15,289,591	16,026,972	15,227,789
Net interest margin (FTE) (non-GAAP)	3.49%	3.30%	3.47%	3.27%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2026	2025	2026	2025
Operating noninterest revenues (non-GAAP)
Noninterest revenues (GAAP)	$84,011	$74,508	$162,585	$150,544
(Gain) loss on equity securities	(4,710)	1	(4,309)	(244)
Total operating noninterest revenues (non-GAAP)	$79,301	$74,509	$158,276	$150,300

Operating noninterest expenses (non-GAAP)
Noninterest expenses (GAAP)	$137,733	$129,102	$270,769	$254,392
Acquisition expenses	(231)	(67)	(664)	(68)
Acquisition-related contingent consideration adjustments	103	0	103	0
Litigation accrual	(335)	0	(335)	50
Restructuring expenses	0	(1,525)	0	(1,525)
Amortization of intangible assets	(4,408)	(3,369)	(8,654)	(6,851)
Total operating noninterest expenses (non-GAAP)	$132,862	$124,141	$261,219	$245,998

Operating revenues (non-GAAP)
Net interest income (GAAP)	$139,144	$124,748	$273,856	$244,960
Noninterest revenues (GAAP)	84,011	74,508	162,585	150,544
Total revenues (GAAP)	223,155	199,256	436,441	395,504
(Gain) loss on equity securities	(4,710)	1	(4,309)	(244)
Total operating revenues (non-GAAP)	$218,445	$199,257	$432,132	$395,260

Noninterest revenues/total revenues
Total noninterest revenues (GAAP) – numerator	$84,011	$74,508	$162,585	$150,544
Total revenues (GAAP) – denominator	223,155	199,256	436,441	395,504
Noninterest revenues/total revenues (GAAP)	37.6%	37.4%	37.3%	38.1%

Operating noninterest revenues/operating revenues (FTE) (non-GAAP)
Total operating noninterest revenues (non-GAAP) – numerator	$79,301	$74,509	$158,276	$150,300
Total operating revenues (non-GAAP)	218,445	199,257	432,132	395,260
Fully tax-equivalent adjustment (non-GAAP)	893	884	1,743	1,778
Total operating revenues (FTE) (non-GAAP) – denominator	219,338	200,141	433,875	397,038
Operating noninterest revenues/operating revenues (FTE) (non-GAAP)	36.2%	37.2%	36.5%	37.9%

Efficiency ratio (GAAP)
Total noninterest expenses (GAAP) – numerator	$137,733	$129,102	$270,769	$254,392
Total revenues (GAAP) – denominator	223,155	199,256	436,441	395,504
Efficiency ratio (GAAP)	61.7%	64.8%	62.0%	64.3%

Operating efficiency ratio (non-GAAP)
Total operating noninterest expenses (non-GAAP) – numerator	$132,862	$124,141	$261,219	$245,998
Total operating revenues (FTE) (non-GAAP) – denominator	219,338	200,141	433,875	397,038
Operating efficiency ratio (non-GAAP)	60.6%	62.0%	60.2%	62.0%

Return on tangible equity (non-GAAP)
Net income (GAAP)	$61,334	$51,331	$118,552	$100,945
Amortization of intangible assets, net of tax	3,388	2,764	6,667	5,447
Net income, excluding amortization of intangible assets (non-GAAP)	64,722	54,095	125,219	106,392
Average shareholders’ equity	2,032,654	1,836,965	2,024,443	1,810,453
Average goodwill and intangible assets, net	(944,432)	(899,416)	(943,571)	(899,970)
Average deferred taxes on goodwill and intangible assets, net	44,813	44,490	44,889	44,477
Average tangible common equity (non-GAAP)	1,133,035	982,039	1,125,761	954,960
Return on tangible equity (non-GAAP)	22.91%	22.09%	22.43%	22.47%

Operating return on tangible equity (non-GAAP)
Operating net income (non-GAAP)	$61,458	$55,402	$122,590	$107,424
Average tangible common equity (non-GAAP)	1,133,035	982,039	1,125,761	954,960
Operating return on tangible equity (non-GAAP)	21.76%	22.63%	21.96%	22.68%

	June 30,	December 31,	June 30,
(000’s omitted)	2026	2025	2025
Total tangible assets (non-GAAP)
Total assets (GAAP)	$17,763,770	$17,303,296	$16,665,018
Goodwill and intangible assets, net	(963,694)	(942,716)	(898,381)
Deferred taxes on goodwill and intangible assets, net	45,873	43,905	44,336
Total tangible assets (non-GAAP)	$16,845,949	$16,404,485	$15,810,973

Total tangible common equity (non-GAAP)
Shareholders’ equity (GAAP)	$2,072,765	$2,006,034	$1,883,091
Goodwill and intangible assets, net	(963,694)	(942,716)	(898,381)
Deferred taxes on goodwill and intangible assets, net	45,873	43,905	44,336
Total tangible common equity (non-GAAP)	$1,154,944	$1,107,223	$1,029,046

Shareholders’ equity-to-assets ratio at quarter end
Total shareholders' equity (GAAP) - numerator	$2,072,765	$2,006,034	$1,883,091
Total assets (GAAP) - denominator	17,763,770	17,303,296	16,665,018
Shareholders’ equity-to-assets ratio at quarter (GAAP)	11.67%	11.59%	11.30%

Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)
Total tangible common equity (non-GAAP) - numerator	$1,154,944	$1,107,223	$1,029,046
Total tangible assets (non-GAAP) - denominator	16,845,949	16,404,485	15,810,973
Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)	6.86%	6.75%	6.51%

Book value (GAAP)
Total shareholders’ equity (GAAP) – numerator	$2,072,765	$2,006,034	$1,883,091
Period end common shares outstanding – denominator	52,598	52,682	52,869
Book value (GAAP)	$39.41	$38.08	$35.62

Tangible book value (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$1,154,944	$1,107,223	$1,029,046
Period end common shares outstanding – denominator	52,598	52,682	52,869
Tangible book value (non-GAAP)	$21.96	$21.02	$19.46

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s obligations of state and political subdivisions associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 90.0% of the total portfolio and are currently rated AAA by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions and corporate debt securities account for 10.0% of the total portfolio, of which 95.6% carry a minimum rating of A-. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity over the short- and long-term time horizons is an important component of the Company's asset/liability management process, which is governed by guidelines established in the policies reviewed and approved annually by the Company’s Board. The Board delegates responsibility for carrying out the policies to the ALCO, which meets each month. The committee is made up of the Company's senior management, corporate finance and risk personnel as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources. As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools which enables it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation. This begins with the development of a base case scenario, which projects net interest income (“NII”) over the next twelve-month period. The base case scenario NII may increase or decrease significantly from quarter to quarter, reflective of changes during the most recent quarter in the Company’s: (i) earning assets and liabilities balances, (ii) composition of earning assets and liabilities, (iii) earning asset yields, (iv) cost of funds and (v) various model assumptions including loan and time deposit spreads and core deposit betas, as well as current market interest rates, including the slope of the yield curve and projected changes in the slope of the yield curve over the twelve month period. The direction of interest rates, the slope of the yield curve, the modeled changes in deposit balances and the cost of funds, including the Company’s deposit and funding betas, are not easily predicted in the current market environment, and therefore a wide variety of strategic balance sheet and treasury yield curve scenarios are modeled on an ongoing basis.

The following reflects the Company's estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using June 30, 2026 as a starting point.

●	The model assumes the Company’s average deposit balances will increase approximately 2.4% over the next twelve months.

●	The model assumes the Company’s average earning asset balances will increase approximately 2.1% over the next twelve months, largely due to forecasted loan growth.

●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

●	The model assumes approximately $30.0 million of additional mortgage-backed security purchases over the next twelve months. Investment cash inflows will be used to fund these purchases with any excess inflows being used to pay down overnight borrowings and fund loan growth.

●	In the rising/falling rates scenarios, the prime rate, the federal funds rate, and the 3-month treasury rate are assumed to move up/down in a straight-line manner by the amounts listed below over a 12-month period. The remainder of the treasury curve normalizes to a historical shape based off a historical spread between the 3-month treasury and each point on the treasury curve, which also occurs over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at June 30, 2026	income at June 30, 2026
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(3,856)	(0.7)%
+100 basis points	$(2,345)	(0.4)%
-100 basis points	$(26)	0.0%
-200 basis points	$(747)	(0.1)%

Projected NII over the 12-month forecast period decreases in the up 100 and up 200 interest rate environments largely due to higher funding costs outpacing the higher income on loans and interest earning cash.

Projected NII decreases slightly in the down 100 and down 200 interest rate environments largely due to lower income on cash balances, investments, and loans all mostly offset by lower funding costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents stock purchases made during the second quarter of 2026:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
April 1-30, 2026	843	$61.52	0	2,383,000
May 1-31, 2026	9,240	62.24	8,471	2,374,529
June 1-30, 2026	0	0.00	0	2,374,529
Total (1)	10,083	$62.18	8,471
(1)	Included in the common shares repurchased were 598 shares acquired by the Company in connection with the administration of a deferred compensation plan and 1,014 shares acquired by the Company in connection with the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a) Not applicable.

b) Not applicable.

c) Certain of the Company’s officers or directors have made elections to participate in, and are participating in, the Company’s dividend reinvestment plan, deferred compensation plans, and 401(k) plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options or the settlement of restricted stock, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the fiscal quarter ended June 30, 2026, none of the Company’s directors or officers informed the Company of the adoption of or termination of a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1

Certification of Dimitar A. Karaivanov, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of Marya Burgio Wlos, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Dimitar A. Karaivanov, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2

Certification of Marya Burgio Wlos, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

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

Community Financial System, Inc.

Date: August 7, 2026	/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov, President and Chief Executive Officer

Date: August 7, 2026	/s/ Marya Burgio Wlos
Marya Burgio Wlos, Executive Vice President, Treasurer and Chief Financial Officer