Form 10-Q
period 2026-09-30
COMMUNITY FINANCIAL SYSTEM, INC.
filed 2026-11-06
CIK 723188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of shares of common stock, par value $1.00 per share, outstanding as of the close of business on October 30, 2026: 52,379,276 shares

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2026	2025
Assets:
Cash and cash equivalents (includes restricted cash of $4,760 at September 30, 2026 and $14,760 at December 31, 2025)	$424,636	$301,755
Available-for-sale investment securities, includes pledged securities that can be sold or repledged of $298,377 and $319,478, respectively (cost of $2,923,941 and $3,148,728, respectively)	2,555,576	2,875,341
Held-to-maturity securities, includes pledged securities that can be sold or repledged of $9,139 and $0, respectively (fair value of $1,309,862 and $1,370,464, respectively)	1,493,248	1,454,166
Equity and other securities	71,315	77,252

Loans	11,518,055	10,949,757
Allowance for credit losses	(92,020)	(87,921)
Loans, net of allowance for credit losses	11,426,035	10,861,836

Goodwill	906,602	887,975
Core deposit intangibles, net	14,708	14,754
Other intangibles, net	46,111	39,987
Goodwill and intangible assets, net	967,421	942,716

Premises and equipment, net	247,633	246,505
Accrued interest and fees receivable	57,995	57,734
Equity method investments	37,273	37,065
Other assets	506,841	448,926

Total assets	$17,787,973	$17,303,296

Liabilities:
Noninterest-bearing deposits	$3,893,414	$3,683,442
Interest-bearing deposits	10,971,692	10,703,643
Total deposits	14,865,106	14,387,085

Securities sold under agreement to repurchase, short-term	215,037	231,163
Federal Home Loan Bank and other borrowings	420,972	458,770
Accrued interest and other liabilities	256,273	220,244
Total liabilities	15,757,388	15,297,262

Commitments and contingencies (See Note H)

Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 75,000,000 shares authorized; 55,096,476 and 54,907,426 shares issued, respectively	55,096	54,907
Additional paid-in capital	1,104,618	1,088,047
Retained earnings	1,492,614	1,387,636
Accumulated other comprehensive loss	(484,198)	(418,990)
Treasury stock, at cost (2,719,704 shares, including 80,503 shares held by deferred compensation arrangements at September 30, 2026, and 2,225,209 shares including 94,479 shares held by deferred compensation arrangements at December 31, 2025)	(142,152)	(110,945)
Deferred compensation arrangements (80,503 and 94,479 shares, respectively)	4,607	5,379
Total shareholders’ equity	2,030,585	2,006,034

Total liabilities and shareholders’ equity	$17,787,973	$17,303,296

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$163,343	$152,509	$475,251	$441,947
Interest and dividends on taxable investments	21,653	22,027	68,472	67,576
Interest and dividends on nontaxable investments	3,253	2,747	8,865	8,285
Total interest income	188,249	177,283	552,588	517,808

Interest expense:
Interest on deposits	38,026	40,720	116,781	120,643
Interest on borrowings	6,679	8,398	18,407	24,040
Total interest expense	44,705	49,118	135,188	144,683

Net interest income	143,544	128,165	417,400	373,125
Provision for credit losses	5,560	5,564	15,803	16,371
Net interest income after provision for credit losses	137,984	122,601	401,597	356,754

Noninterest revenues:
Deposit service fees	16,092	15,190	47,501	44,015
Mortgage banking	1,363	1,180	3,654	3,150
Other banking services	5,007	4,790	14,407	13,159
Employee benefit services	36,402	34,408	105,851	99,410
Insurance services	14,611	14,137	40,392	41,726
Wealth management services	12,384	8,946	33,119	27,491
(Loss) gain on investment securities	(2,916)	236	1,393	480
Gain from equity method investments	804	0	15	0
Total noninterest revenues	83,747	78,887	246,332	229,431

Noninterest expenses:
Salaries and employee benefits	83,945	76,532	246,698	231,995
Data processing and communications	21,597	19,119	59,154	51,940
Occupancy and equipment	14,035	11,419	42,802	35,603
Business development and marketing	2,395	4,585	7,486	11,716
Legal and professional fees	4,884	4,469	14,268	13,686
Amortization of intangible assets	4,325	3,258	12,979	10,109
Other expenses	9,849	8,937	28,412	27,662
Total noninterest expenses	141,030	128,319	411,799	382,711

Income before income taxes	80,701	73,169	236,130	203,474
Income taxes	19,397	18,081	56,274	47,441
Net income	$61,304	$55,088	$179,856	$156,033

Basic earnings per share	$1.16	$1.04	$3.41	$2.95
Diluted earnings per share	$1.16	$1.04	$3.39	$2.94

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Pension and other post-retirement obligations:
Amortization of actuarial losses (gains) included in net periodic pension cost, gross	$6	$(51)	$16	$(152)
Tax effect	(1)	13	(4)	38
Amortization of actuarial losses (gains) included in net periodic pension cost, net	5	(38)	12	(114)

Amortization of prior service cost included in net periodic pension cost, gross	85	112	257	336
Tax effect	(22)	(28)	(65)	(84)
Amortization of prior service cost included in net periodic pension cost, net	63	84	192	252

Other comprehensive income related to pension and other post-retirement obligations, net of taxes	68	46	204	138

Net unrealized holding (losses) gains on investment securities:
Net unrealized holding (losses) gains on investment securities, gross	(85,423)	44,829	(79,892)	126,363
Tax effect	21,583	(11,204)	20,185	(31,580)
Net unrealized holding (losses) gains on investment securities, net	(63,840)	33,625	(59,707)	94,783

Reclassification adjustment for net losses included in net income, gross	3,006	0	3,006	0
Tax effect	(760)	0	(760)	0
Reclassification adjustment for net losses included in net income, net	2,246	0	2,246	0

Other comprehensive (loss) gain related to unrealized holding (losses) gains on investment securities, net of taxes	(61,594)	33,625	(57,461)	94,783

Derivatives designated as hedging instruments:
Net unrealized losses on cash flow hedges, gross	(6,963)	0	(11,074)	0
Tax effect	1,773	0	2,808	0
Net unrealized losses on cash flow hedges, net	(5,190)	0	(8,266)	0

Reclassification adjustment for realized losses included in net income on cash flow hedges, gross	195	0	422	0
Tax effect	(50)	0	(107)	0
Reclassification adjustment for realized losses included in net income on cash flow hedges, net	145	0	315	0

Other comprehensive loss related to cash flow hedges, net of taxes	(5,045)	0	(7,951)	0

Other comprehensive (loss) income, net of taxes	(66,571)	33,671	(65,208)	94,921
Net income	61,304	55,088	179,856	156,033
Comprehensive (loss) income	$(5,267)	$88,759	$114,648	$250,954

	As of
	September 30,	December 31,
	2026	2025
Accumulated Other Comprehensive Loss by Component:
Unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	$(8,279)	$(8,552)
Tax effect	1,959	2,028
Net unrecognized prior service cost and net actuarial losses on pension and other post-retirement obligations	(6,320)	(6,524)

Unrealized loss on investment securities	(619,610)	(542,724)
Tax effect	149,683	130,258
Net unrealized loss on investment securities	(469,927)	(412,466)

Unrealized loss on cash flow hedges	(10,652)	0
Tax effect	2,701	0
Net unrealized loss on cash flow hedges	(7,951)	0

Accumulated other comprehensive loss	$(484,198)	$(418,990)

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended September 30, 2026 and 2025

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total
Balance at June 30, 2026	52,598,404	$55,067	$1,100,368	$1,456,743	$(417,627)	$(126,355)	$4,569	$2,072,765

Net income				61,304				61,304

Other comprehensive loss, net of tax					(66,571)			(66,571)

Dividends declared:
Common, $0.49 per share				(25,433)				(25,433)

Common stock activity under employee stock plans	28,932	29	1,498					1,527

Stock-based compensation			2,790					2,790

Distribution of stock under deferred compensation arrangements			(38)				38	0

Treasury stock purchased	(250,564)					(15,797)		(15,797)

Balance at September 30, 2026	52,376,772	$55,096	$1,104,618	$1,492,614	$(484,198)	$(142,152)	$4,607	$2,030,585

Balance at June 30, 2025	52,869,425	$54,887	$1,081,954	$1,327,660	$(486,835)	$(99,867)	$5,292	$1,883,091

Net income				55,088				55,088

Other comprehensive income, net of tax					33,671			33,671

Dividends declared:
Common, $0.47 per share				(24,775)				(24,775)

Common stock activity under employee stock plans	(1,078)	(1)	585					584

Stock-based compensation			2,325					2,325

Distribution of stock under deferred compensation arrangements			(43)				43	0

Treasury stock purchased	(206,767)					(11,034)		(11,034)

Balance at September 30, 2025	52,661,580	$54,886	$1,084,821	$1,357,973	$(453,164)	$(110,901)	$5,335	$1,938,950

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2026 and 2025

(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Deferred
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Compensation
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Arrangements	Total
Balance at December 31, 2025	52,682,217	$54,907	$1,088,047	$1,387,636	$(418,990)	$(110,945)	$5,379	$2,006,034

Net income				179,856				179,856

Other comprehensive loss, net of tax					(65,208)			(65,208)

Dividends declared:
Common, $1.43 per share				(74,878)				(74,878)

Common stock activity under employee stock plans	189,050	189	7,947					8,136

Stock-based compensation			8,517					8,517

Distribution of stock under deferred compensation arrangements	15,868		107			665	(772)	0

Treasury stock purchased	(510,363)					(31,872)		(31,872)

Balance at September 30, 2026	52,376,772	$55,096	$1,104,618	$1,492,614	$(484,198)	$(142,152)	$4,607	$2,030,585

Balance at December 31, 2024	52,667,836	$54,696	$1,075,537	$1,275,331	$(548,085)	$(100,539)	$5,895	$1,762,835

Net income				156,033				156,033

Other comprehensive income, net of tax					94,921			94,921

Dividends declared:
Common, $1.39 per share				(73,391)				(73,391)

Common stock activity under employee stock plans	189,799	190	1,598					1,788

Stock-based compensation			7,888					7,888

Distribution of stock under deferred compensation arrangements	12,361		(202)			762	(560)	0

Treasury stock purchased	(208,416)					(11,124)		(11,124)

Balance at September 30, 2025	52,661,580	$54,886	$1,084,821	$1,357,973	$(453,164)	$(110,901)	$5,335	$1,938,950

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities:
Net income	$179,856	$156,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,412	11,172
Amortization of intangible assets	12,979	10,109
Net amortization on securities, loans, finance leases and borrowings	10,482	10,200
Stock-based compensation	8,517	7,888
Provision for credit losses	15,803	16,371
Amortization of mortgage servicing rights	616	577
Gain on investment securities	(1,393)	(480)
Income from bank-owned life insurance policies	(3,061)	(2,273)
Net gain on sale of assets	(1,863)	(1,510)
Gain from equity method investments	(15)	0
Change in other assets and liabilities	(6,471)	9,197
Net cash provided by operating activities	232,862	217,284
Investing activities:
Proceeds from maturities, calls, and paydowns of available-for-sale investment securities	50,362	41,457
Proceeds from maturities, calls, and paydowns of held-to-maturity investment securities	32,547	18,705
Proceeds from maturities and redemptions of equity and other investment securities, net	7,744	9,822
Proceeds from sales of available-for-sale investment securities	296,756	0
Proceeds from sales of equity and other investment securities	8,877	0
Purchases of held-to-maturity investment securities	(49,909)	(94,010)
Purchases of equity and other securities, net	(6,150)	(738)
Net increase in loans	(602,118)	(355,486)
Cash paid for acquisitions, net of cash acquired	(30,176)	(4,472)
Purchases of equity method investments	0	(37,350)
Proceeds from sales of premises, equipment and other assets	2,641	1,799
Purchases of premises and equipment	(24,809)	(45,520)
Net cash used in investing activities	(314,235)	(465,793)
Financing activities:
Net increase in deposits	357,946	615,143
Net decrease in overnight borrowings	0	(50,100)
Net decrease in securities sold under agreement to repurchase, short-term	(16,126)	(37,384)
Payments on and maturities of Federal Home Loan Bank and other borrowings	(37,542)	(147,813)
Payments of contingent consideration for acquisitions	(2,338)	(932)
Proceeds from the issuance of common stock for employee stock plans	11,798	4,614
Purchases of treasury stock	(31,872)	(11,124)
Cash dividends paid	(73,950)	(72,826)
Withholding taxes paid on share-based compensation	(3,662)	(2,826)
Net cash provided by financing activities	204,254	296,752
Change in cash, cash equivalents and restricted cash	122,881	48,243
Cash, cash equivalents and restricted cash at beginning of period	301,755	197,004
Cash, cash equivalents and restricted cash at end of period	$424,636	$245,247

Supplemental disclosures of cash flow information:
Cash paid for interest	$136,526	$146,034
Cash paid for income taxes	47,470	31,841
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	25,928	24,975
Transfers from loans to other real estate	626	6,792
Transfers from premises and equipment, net to other assets	4,811	278
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	121,483	98
Fair value of liabilities assumed	124,475	209
Contingent consideration in exchange for acquired assets	3,215	4,099

See accompanying notes to consolidated financial statements (unaudited).

COMMUNITY FINANCIAL SYSTEM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2026

NOTE A: BASIS OF PRESENTATION

The interim financial data as of and for the three and nine months ended September 30, 2026 is unaudited; however, in the opinion of Community Financial System, Inc. (the “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026.

NOTE B: ACQUISITIONS

Subsequent Period Acquisitions

On October 1, 2026 and November 1, 2026, the Company, through its subsidiary OneGroup, NY, Inc. ("OneGroup"), completed the acquisitions of three insurance agencies located in Vermont, New York, and Florida for aggregate consideration of approximately $12.7 million in cash, plus contingent consideration. These transactions are expected to expand the Company's insurance services revenue and offerings. The effects of the acquisitions will be included in the consolidated financial statements from their respective acquisition dates.

Current and Prior Period Acquisitions

During the first nine months of 2026, the Company, through its subsidiaries OneGroup and Benefit Plans Administrative Services, LLC (“BPA”), completed the acquisitions of seven financial services companies based in New York and Florida. Total aggregate consideration for the OneGroup acquisitions was $8.8 million in cash and contingent consideration with an estimated fair value of $2.1 million at the acquisition date. Total consideration for the BPA acquisitions was $0.5 million in cash plus contingent consideration with an estimated fair value of $1.1 million at acquisition date. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of revenue over periods ranging from one to five years following the acquisition date. The fair value of the contingent consideration at the acquisition dates was determined by forecasting estimated amounts of revenue for each applicable period and applying the appropriate factor to those amounts based on the purchase agreement. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired included $7.9 million of customer list intangible assets and the Company recorded $5.1 million of goodwill in conjunction with the acquisitions. Revenues and direct expenses for the three and nine months ended September 30, 2026 were immaterial.

On June 1, 2026, the Company, through its subsidiary Community Bank, N.A. (“CBNA”), completed the acquisition of ClearPoint Federal Bank & Trust (“ClearPoint”). The transaction expands the wealth management services offerings of the Company. Total consideration was $39.0 million, of which $28.2 million was paid as of September 30, 2026 and the remaining $10.8 million is accrued and not yet paid. The Company recorded investment securities of $118.2 million, deposits of $120.1 million, core deposit intangibles of $3.1 million, other intangibles consisting of a customer list intangible asset of $8.1 million, and goodwill of $13.3 million. The acquired investments consist primarily of available-for-sale securities, and the deposits consist primarily of core savings deposits. The effects of the acquired assets and liabilities for the acquisition has been included in the consolidated financial statements since the acquisition date. For the three and nine months ended September 30, 2026, revenues were $2.1 million and $2.9 million, respectively, and direct expenses were $1.6 million and $2.2 million, respectively.

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

During 2025, the Company, through its subsidiaries Nottingham Investment Services, Inc. (“NISI”), OneGroup, BPA, and BPAS Actuarial & Pension Services, LLC (“BPAS-APS”), completed the acquisitions of certain assets of financial services companies based in Pennsylvania, Florida, Kentucky, New York, Kansas, Minnesota and Missouri. Total aggregate consideration was $4.5 million in cash and contingent consideration with an estimated fair value of $6.7 million at the acquisition date. The contingent consideration arrangements require additional consideration to be paid by the Company based on a percentage of revenue over periods ranging from one to four years following the acquisition date. The fair value of the contingent consideration at the acquisition date was determined by forecasting estimated amounts of revenue for each applicable period and applying the appropriate factor to those amounts based on the purchase agreement. The effects of the acquired assets are included in the consolidated financial statements from that date. Net assets acquired included $8.4 million of customer list intangible assets and the Company recorded $2.9 million of goodwill in conjunction with the acquisitions. Revenues and direct expenses for the three and nine months ended September 30, 2026 and 2025 were immaterial.

The assets and liabilities assumed in the acquisitions were recorded at their estimated fair values based on management’s best estimates using information available at the dates of the acquisitions. During the third quarter of 2026, the carrying amount of other liabilities associated with the ClearPoint acquisition was adjusted as a result to an adjustment to deferred taxes, for a total net increase to goodwill of $2.9 million.

The Santander transaction accelerates CBNA’s overall expansion in the strategic Greater Lehigh Valley and complements its existing commercial and consumer lending presence in the market. The ClearPoint, NISI, OneGroup, BPA and BPAS-APS transactions generally expand the Company’s wealth management services, insurance services and employee benefit services presence. Management expects that the Company will benefit from greater geographic diversity and the advantages of other synergistic business development opportunities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in acquisitions considered to be business combinations:

	2026			2025
(000's omitted)	ClearPoint	Other(1)	Total	Santander	Other(2)	Total
Consideration:
Cash	$38,990	$9,239	$48,229	$80,944	$4,521	$85,465
Contingent consideration	0	3,215	3,215	0	6,724	6,724
Total net consideration	38,990	12,454	51,444	80,944	11,245	92,189

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	16,951	6	16,957	546,042	0	546,042
Investment securities	118,225	0	118,225	0	0	0
Loans, net of allowance for credit losses	0	0	0	31,755	0	31,755
Premises and equipment	609	118	727	4,394	98	4,492
Accrued interest and fees receivable	989	0	989	230	0	230
Core deposit intangibles	3,100	0	3,100	11,900	0	11,900
Other intangibles	8,100	7,857	15,957	0	8,441	8,441
Other assets	1,207	335	1,542	45	0	45
Deposits	(120,075)	0	(120,075)	(543,734)	0	(543,734)
Other liabilities	(3,408)	(992)	(4,400)	(1,804)	(210)	(2,014)
Total identifiable assets, net	25,698	7,324	33,022	48,828	8,329	57,157
Goodwill	$13,292	$5,130	$18,422	$32,116	$2,916	$35,032
(1)	Includes amounts for OneGroup and BPA acquisitions completed as of September 30, 2026.
(2)	Includes amounts for NISI, OneGroup, BPA and BPAS acquisitions completed in 2025.

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

The goodwill, which is not amortized for book purposes, was assigned to the Insurance Services segment for the OneGroup acquisitions. The goodwill was assigned to the Banking and Corporate segment for the Santander acquisition, the Wealth Management Services segment for the NISI and ClearPoint acquisitions and the Employee Benefits Services segment for the BPA and BPAS-APS acquisitions. The goodwill arising from the ClearPoint acquisition is not deductible for tax purposes, while the goodwill from the remaining acquisitions completed in 2026 and 2025 is deductible for tax purposes.

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

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore does not experience significant contract balances. As of September 30, 2026, $41.6 million of accounts receivable, including $9.1 million of unbilled fee revenue, and $1.7 million of unearned revenue was recorded in the consolidated statements of condition. As of December 31, 2025, $44.0 million of accounts receivable, including $8.5 million of unbilled fee revenue and $1.1 million of unearned revenue, was recorded in the consolidated statements of condition.

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

Derivatives designated as hedging relationships are remeasured at fair value at each reporting date. The total change in fair value of the designated hedging instrument that is subject to the effectiveness assessment is recorded in accumulated other comprehensive income or loss (“AOCI”) if that assessment indicates that the hedging relationship is highly effective, while changes in fair value attributable to components excluded from the effectiveness assessment are recognized immediately in earnings. Hedge effectiveness is assessed at inception and on a quarterly basis thereafter. The Company uses a qualitative or quantitative effectiveness assessment method, as appropriate, to conclude that the hedge is expected to be highly effective in offsetting changes in cash flows attributable to the hedged risk. Amounts deferred in AOCI are reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. Reclassifications are recorded in the same income statement line item as the hedged item. Hedge accounting is discontinued prospectively if (1) the hedging instrument expires or is terminated; (2) the hedge no longer meets effectiveness criteria; or (3) the forecasted transaction is no longer probable. Upon discontinuance, amounts in AOCI remain until the forecasted transaction impacts earnings, unless the transaction is no longer probable, in which case amounts are immediately recognized in earnings.

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

NOTE D: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000’s omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$2,126,388	$0	$238,588	$1,887,800	$2,399,478	$0	$204,252	$2,195,226
Obligations of state and political subdivisions	460,521	20	69,066	391,475	417,414	430	25,927	391,917
Government agency mortgage-backed securities	319,387	12	60,227	259,172	322,253	96	43,464	278,885
Corporate debt securities	8,506	0	144	8,362	5,000	0	88	4,912
Government agency collateralized mortgage obligations	9,139	0	372	8,767	4,583	0	182	4,401
Total available-for-sale portfolio	$2,923,941	$32	$368,397	$2,555,576	$3,148,728	$526	$273,913	$2,875,341

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$1,190,854	$0	$171,037	$1,019,817	$1,168,487	$0	$87,003	$1,081,484
Government agency mortgage-backed securities	302,394	25	12,374	290,045	285,679	3,537	236	288,980
Total held-to-maturity portfolio	$1,493,248	$25	$183,411	$1,309,862	$1,454,166	$3,537	$87,239	$1,370,464

As of September 30, 2026, equity and other securities on the consolidated statements of condition consists of equity securities with readily determinable fair values carried at $0.7 million and investment securities without readily determinable fair values carried at $70.6 million, including Federal Home Loan Banks of New York, Boston, and Indianapolis (collectively, “FHLB”) common stock of $31.9 million, Federal Reserve Bank (“FRB”) common stock of $33.3 million, and other equity securities of $5.4 million.

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

The amount of upward and downward adjustments to equity securities without readily determinable fair values was not material for the three and nine months ended September 30, 2026 and 2025.

The gains and losses on equity and other securities for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2026	2025	2026	2025
Net gain recognized on equity securities	$90	$236	$4,399	$480
Less: Net gain recognized on equity securities sold during the period	(59)	0	(4,382)	0
Unrealized gain recognized on equity securities still held	$31	$236	$17	$480

A summary of investment securities that have been in a continuous unrealized loss position is as follows:

As of September 30, 2026

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$22,165	$1,007	$1,865,635	$237,581	$1,887,800	$238,588
Obligations of state and political subdivisions	154,305	14,767	224,183	54,299	378,488	69,066
Government agency mortgage-backed securities	29,608	1,490	228,257	58,737	257,865	60,227
Corporate debt securities	3,449	57	4,913	87	8,362	144
Government agency collateralized mortgage obligations	5,870	150	2,886	222	8,756	372
Total available-for-sale investment portfolio	$215,397	$17,471	$2,325,874	$350,926	$2,541,271	$368,397

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$1,019,817	$171,037	$1,019,817	$171,037
Government agency mortgage-backed securities	272,387	11,672	12,213	702	284,600	12,374
Total held-to-maturity portfolio	$272,387	$11,672	$1,032,030	$171,739	$1,304,417	$183,411

As of December 31, 2025

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(000’s omitted)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$0	$0	$2,195,226	$204,252	$2,195,226	$204,252
Obligations of state and political subdivisions	12,210	22	284,268	25,905	296,478	25,927
Government agency mortgage-backed securities	200	0	272,150	43,464	272,350	43,464
Corporate debt securities	0	0	4,912	88	4,912	88
Government agency collateralized mortgage obligations	0	0	4,397	182	4,397	182
Total available-for-sale investment portfolio	$12,410	$22	$2,760,953	$273,891	$2,773,363	$273,913

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$1,081,484	$87,003	$1,081,484	$87,003
Government agency mortgage-backed securities	31,274	146	13,662	90	44,936	236
Total held-to-maturity portfolio	$31,274	$146	$1,095,146	$87,093	$1,126,420	$87,239

The unrealized losses reported pertaining to available-for-sale securities issued by the U.S. government and its sponsored entities include treasuries, agencies, and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently rated Aa1 by Moody’s Investor Services, AA+ by Standard & Poor’s, AA+ by Fitch and carry either an explicit or implicit guarantee by the U.S. government. The majority of the obligations of state and political subdivisions carry a credit rating of A or better. Additionally, a portion of the obligations of state and political subdivisions carry a secondary level of credit enhancement. The Company holds corporate debt securities in an unrealized loss position and, based on an analysis of the financial position of the issuers including financial performance, liquidity and regulatory capital ratios, the issuers of the securities show a remote risk of default. Timely interest payments continue to be made on the securities. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. As such, management does not believe any individual unrealized loss as of September 30, 2026 represents credit losses and no unrealized losses have been recognized in the provision for credit losses. Accordingly, there is no allowance for credit losses on the Company’s available-for-sale portfolio as of September 30, 2026. Accrued interest receivable on available-for-sale debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $8.3 million at September 30, 2026 and is excluded from the estimate of credit losses.

Securities classified as held-to-maturity are included under the Current Expected Credit Loss (“CECL”) methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at September 30, 2026, all securities in the held-to-maturity classification are U.S. Treasury securities and government agency mortgage-backed securities, therefore they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future as these securities carry either an explicit or implicit guarantee by the U.S. government. U.S. Treasury securities and government agency mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. Treasury securities and government agency mortgage-backed securities held by the Company in the held-to-maturity category carry an Aa1 rating from Moody’s Investor Services, AA+ rating from Standard & Poor’s, and AA+ from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that the prepayment risk associated with these securities is insignificant and it is expected to recover the recorded investment. Accordingly, there is no allowance for credit losses on the Company’s held-to-maturity debt portfolio as of September 30, 2026. Accrued interest receivable on held-to-maturity debt securities, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $4.3 million at September 30, 2026 and is excluded from the estimate of credit losses. The Company has the intent and ability to hold the securities to maturity.

The amortized cost and estimated fair value of debt securities at September 30, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, including government agency mortgage-backed securities and government agency collateralized mortgage obligations, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000’s omitted)	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$274,555	$270,024
Due after one through five years	431,917	401,029	1,406,147	1,318,374
Due after five years through ten years	156,978	144,275	475,285	387,479
Due after ten years	601,959	474,513	439,428	311,760
Subtotal	1,190,854	1,019,817	2,595,415	2,287,637
Government agency mortgage-backed securities	302,394	290,045	319,387	259,172
Government agency collateralized mortgage obligations	0	0	9,139	8,767
Total	$1,493,248	$1,309,862	$2,923,941	$2,555,576

Investment securities with a carrying value of $2.34 billion and $2.06 billion at September 30, 2026 and December 31, 2025, respectively, were pledged to collateralize certain deposits, borrowings, and swaps. Securities pledged to collateralize certain deposits and borrowings included $298.4 million and $319.5 million of U.S. Treasury securities that were pledged as collateral for securities sold under agreement to repurchase at September 30, 2026 and December 31, 2025, respectively.

On August 3, 2026, the Company sold $296.8 million of lower-yielding available-for-sale U.S. Treasury securities and the proceeds from the sale were used to repay higher cost overnight borrowings. The sale resulted in a pre-tax realized loss of $3.0 million.

NOTE E: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The segments of the Company’s loan portfolio are summarized as follows:

	September 30,	December 31,
(000’s omitted)	2026	2025
CRE – multifamily	$951,265	$917,586
CRE – owner occupied	892,330	871,801
CRE – non-owner occupied	1,922,967	1,670,451
Commercial & industrial and other business loans	1,421,297	1,274,029
Consumer mortgage	3,682,083	3,617,186
Consumer indirect	1,890,340	1,859,354
Consumer direct	208,084	205,595
Home equity	549,689	533,755
Gross loans, including deferred origination costs	11,518,055	10,949,757
Allowance for credit losses	(92,020)	(87,921)
Loans, net of allowance for credit losses	$11,426,035	$10,861,836

The following table presents the aging of the amortized cost basis of the Company’s past due loans by segment as of September 30, 2026 and December 31, 2025:

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
September 30, 2026	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$156	$0	$770	$926	$950,339	$951,265
CRE – owner occupied	2,431	0	5,044	7,475	884,855	892,330
CRE – non-owner occupied	124	0	1,505	1,629	1,921,338	1,922,967
Commercial & industrial and other business loans	10,962	0	8,907	19,869	1,401,428	1,421,297
Consumer mortgage	31,802	8,428	30,726	70,956	3,611,127	3,682,083
Consumer indirect	20,803	1,564	0	22,367	1,867,973	1,890,340
Consumer direct	2,076	209	0	2,285	205,799	208,084
Home equity	4,263	636	2,656	7,555	542,134	549,689
Total	$72,617	$10,837	$49,608	$133,062	$11,384,993	$11,518,055

	Past Due	90+ Days Past
(000’s omitted)	30 – 89	Due and		Total
December 31, 2025	Days	Still Accruing	Nonaccrual	Past Due	Current	Total Loans
CRE – multifamily	$861	$0	$437	$1,298	$916,288	$917,586
CRE – owner occupied	1,050	0	6,687	7,737	864,064	871,801
CRE – non-owner occupied	399	0	87	486	1,669,965	1,670,451
Commercial & industrial and other business loans	3,372	0	12,533	15,905	1,258,124	1,274,029
Consumer mortgage	28,206	4,497	27,686	60,389	3,556,797	3,617,186
Consumer indirect	24,052	1,052	0	25,104	1,834,250	1,859,354
Consumer direct	2,123	393	0	2,516	203,079	205,595
Home equity	3,861	1,006	2,079	6,946	526,809	533,755
Total	$63,924	$6,948	$49,509	$120,381	$10,829,376	$10,949,757

Interest income on nonaccrual loans of $0.1 million and $0.6 million was recognized during the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2025, respectively.

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

Pass	The condition of the borrower and the performance of the loans are rated Watch or better.
Special Mention	The condition of the borrower has deteriorated and the loan has potential weaknesses, although the loan performs as agreed. Loss may be incurred at some future date if conditions deteriorate further.
Substandard

The condition of the borrower has significantly deteriorated and the loan has a well-defined weakness or weaknesses. The performance of the loan could further deteriorate and incur loss if deficiencies are not corrected.

Doubtful	The condition of the borrower has deteriorated to the point that collection of the balance is improbable based on current facts and conditions and loss is likely.

The following tables show the amount of business lending loans by credit quality category at September 30, 2026 and December 31, 2025:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
September 30, 2026	2026	2025	2024	2023	2022	2021 & Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$32,504	$145,826	$10,690	$87,842	$127,010	$149,586	$160,534	$199,655	$913,647
Special mention	0	0	0	0	3,530	8,985	0	0	12,515
Substandard	0	0	0	8,767	0	13,387	97	2,852	25,103
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$32,504	$145,826	$10,690	$96,609	$130,540	$171,958	$160,631	$202,507	$951,265
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0

CRE – owner occupied:
Risk rating
Pass	$110,808	$97,823	$51,095	$34,181	$54,632	$246,044	$49,525	$197,329	$841,437
Special mention	2,317	1,292	1,036	4,932	3,519	3,286	307	13,211	29,900
Substandard	1,299	488	1,772	0	4,636	9,697	305	2,796	20,993
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$114,424	$99,603	$53,903	$39,113	$62,787	$259,027	$50,137	$213,336	$892,330
Current period gross charge-offs(1)	$0	$0	$0	$134	$0	$0	$0	$28	$162

CRE – non-owner occupied:
Risk rating
Pass	$248,526	$172,734	$53,722	$76,823	$168,292	$365,643	$487,467	$213,194	$1,786,401
Special mention	0	0	1,389	0	3,837	18,342	541	24,029	48,138
Substandard	0	0	77	9,337	45,909	10,687	6,660	15,758	88,428
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – non-owner occupied	$248,526	$172,734	$55,188	$86,160	$218,038	$394,672	$494,668	$252,981	$1,922,967
Current period gross charge-offs(1)	$0	$0	$0	$0	$0	$782	$0	$0	$782

Commercial & industrial and other business loans:
Risk rating
Pass	$216,491	$187,573	$120,728	$39,444	$41,567	$96,445	$495,884	$134,368	$1,332,500
Special mention	3,674	1,092	6,002	905	1,391	1,155	25,888	6,281	46,388
Substandard	34	1,953	2,927	1,693	2,845	5,763	21,555	4,098	40,868
Doubtful	0	1,541	0	0	0	0	0	0	1,541
Total commercial & industrial and other business loans	$220,199	$192,159	$129,657	$42,042	$45,803	$103,363	$543,327	$144,747	$1,421,297
Current period gross charge-offs(1)	$0	$22	$853	$9	$19	$143	$477	$2,202	$3,725

Total business lending:
Risk rating
Pass	$608,329	$603,956	$236,235	$238,290	$391,501	$857,718	$1,193,410	$744,546	$4,873,985
Special mention	5,991	2,384	8,427	5,837	12,277	31,768	26,736	43,521	136,941
Substandard	1,333	2,441	4,776	19,797	53,390	39,534	28,617	25,504	175,392
Doubtful	0	1,541	0	0	0	0	0	0	1,541
Total business lending	$615,653	$610,322	$249,438	$263,924	$457,168	$929,020	$1,248,763	$813,571	$5,187,859
Current period gross charge-offs(1)	$0	$22	$853	$143	$19	$925	$477	$2,230	$4,669
(1)For the nine months ended September 30, 2026.

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	2020 & Prior	Cost Basis	to Term	Total
CRE – multifamily:
Risk rating
Pass	$138,662	$13,544	$90,834	$125,581	$38,245	$130,435	$131,129	$173,234	$841,664
Special mention	0	0	8,522	9,317	9,019	5,089	4,979	24,825	61,751
Substandard	0	0	0	387	1,084	8,109	1,647	2,944	14,171
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – multifamily	$138,662	$13,544	$99,356	$135,285	$48,348	$143,633	$137,755	$201,003	$917,586
Current period gross charge-offs(1)	$0	$0	$0	$0	$19	$82	$428	$0	$529

CRE – owner occupied:
Risk rating
Pass	$119,369	$87,429	$39,911	$60,476	$47,869	$228,439	$20,295	$192,919	$796,707
Special mention	1,310	6,357	3,082	751	0	4,995	339	28,113	44,947
Substandard	1,449	1,571	1,024	7,066	3,073	9,895	337	5,732	30,147
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – owner occupied	$122,128	$95,357	$44,017	$68,293	$50,942	$243,329	$20,971	$226,764	$871,801
Current period gross charge-offs(1)	$0	$0	$0	$47	$0	$9	$0	$0	$56

CRE – non-owner occupied:
Risk rating
Pass	$182,535	$67,569	$97,829	$189,423	$97,178	$311,706	$351,501	$218,249	$1,515,990
Special mention	3,067	1,407	4,748	0	2,593	19,642	19,024	24,679	75,160
Substandard	0	86	7,958	45,008	1,621	6,319	6,292	12,017	79,301
Doubtful	0	0	0	0	0	0	0	0	0
Total CRE – non-owner occupied	$185,602	$69,062	$110,535	$234,431	$101,392	$337,667	$376,817	$254,945	$1,670,451
Current period gross charge-offs(1)	$0	$0	$0	$0	$1,111	$0	$0	$3,198	$4,309

Commercial & industrial and other business loans:
Risk rating
Pass	$244,969	$149,911	$48,679	$59,557	$47,301	$86,492	$441,487	$85,982	$1,164,378
Special mention	2,175	10,772	1,289	2,810	1,342	860	35,197	8,109	62,554
Substandard	3,223	2,348	4,420	3,236	2,091	5,176	21,029	3,996	45,519
Doubtful	0	0	0	0	0	0	1,578	0	1,578
Total commercial & industrial and other business loans	$250,367	$163,031	$54,388	$65,603	$50,734	$92,528	$499,291	$98,087	$1,274,029
Current period gross charge-offs(1)	$0	$0	$235	$209	$150	$50	$303	$1,293	$2,240

Total business lending:
Risk rating
Pass	$685,535	$318,453	$277,253	$435,037	$230,593	$757,072	$944,412	$670,384	$4,318,739
Special mention	6,552	18,536	17,641	12,878	12,954	30,586	59,539	85,726	244,412
Substandard	4,672	4,005	13,402	55,697	7,869	29,499	29,305	24,689	169,138
Doubtful	0	0	0	0	0	0	1,578	0	1,578
Total business lending	$696,759	$340,994	$308,296	$503,612	$251,416	$817,157	$1,034,834	$780,799	$4,733,867
Current period gross charge-offs(1)	$0	$0	$235	$256	$1,280	$141	$731	$4,491	$7,134
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

The following tables detail the balances in all other loan categories at September 30, 2026 and December 31, 2025:

							Revolving	Revolving
							Loans	Loans
(000’s omitted)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
September 30, 2026	2026	2025	2024	2023	2022	2021 & Prior	Cost Basis	to Term	Total
Consumer mortgage:
FICO AB(1)
Performing	$204,024	$265,040	$258,409	$276,655	$275,713	$1,018,847	$26,961	$168,195	$2,493,844
Nonperforming	0	217	2,137	1,709	1,303	4,120	0	414	9,900
Total FICO AB	204,024	265,257	260,546	278,364	277,016	1,022,967	26,961	168,609	2,503,744
FICO CDE(2)
Performing	95,547	122,271	133,904	118,243	116,381	491,688	8,453	62,598	1,149,085
Nonperforming	226	1,095	4,205	4,239	5,601	12,645	0	1,243	29,254
Total FICO CDE	95,773	123,366	138,109	122,482	121,982	504,333	8,453	63,841	1,178,339
Total consumer mortgage	$299,797	$388,623	$398,655	$400,846	$398,998	$1,527,300	$35,414	$232,450	$3,682,083
Current period gross charge-offs(3)	$0	$12	$64	$12	$0	$94	$0	$0	$182

Consumer indirect:
Performing	$596,321	$590,430	$319,568	$200,809	$125,422	$56,226	$0	$0	$1,888,776
Nonperforming	174	248	304	335	409	94	0	0	1,564
Total consumer indirect	$596,495	$590,678	$319,872	$201,144	$125,831	$56,320	$0	$0	$1,890,340
Current period gross charge-offs(3)	$539	$2,578	$2,436	$2,087	$1,632	$904	$0	$0	$10,176

Consumer direct:
Performing	$78,593	$57,793	$33,409	$17,091	$7,208	$6,569	$7,167	$45	$207,875
Nonperforming	0	47	65	41	38	1	17	0	209
Total consumer direct	$78,593	$57,840	$33,474	$17,132	$7,246	$6,570	$7,184	$45	$208,084
Current period gross charge-offs(3)(4)	$84	$789	$699	$268	$187	$606	$2,976	$0	$5,609

Home equity:
Performing	$34,706	$57,665	$53,673	$38,347	$40,560	$94,508	$198,740	$28,198	$546,397
Nonperforming	0	47	358	547	473	797	964	106	3,292
Total home equity	$34,706	$57,712	$54,031	$38,894	$41,033	$95,305	$199,704	$28,304	$549,689
Current period gross charge-offs(3)	$0	$0	$0	$27	$0	$3	$11	$0	$41
(1)FICO AB refers to higher tiered loans with FICO scores greater than or equal to 720.
(2)FICO CDE refers to loans with FICO scores less than 720 and potentially higher risk.
(3)For the nine months ended September 30, 2026.
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

(3)For the year ended December 31, 2025.

For business lending loans on nonaccrual greater than $1.0 million that do not share the same risk characteristics with a pool of loans, the Company establishes individually assessed reserves using methods prescribed by GAAP. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. A summary of individually assessed business loans as of September 30, 2026 and December 31, 2025 follows:

	September 30, 2026			December 31, 2025
			Specifically			Specifically
	Carrying	Contractual	Allocated	Carrying	Contractual	Allocated
(000’s omitted)	Balance	Balance	Allowance	Balance	Balance	Allowance
Loans with allowance allocation:
Commercial & industrial and other business loans	$2,001	$4,269	$1,543	$3,669	$4,000	$1,403
Total	$2,001	$4,269	$1,543	$3,669	$4,000	$1,403

Loans without allowance allocation:
CRE – owner occupied	$3,950	$4,253	$0	$6,369	$6,735	$0
CRE – non-owner occupied	826	1,607	0	0	0	0
Commercial & industrial and other business loans	3,986	4,219	0	7,686	10,345	0
Total	$8,762	$10,079	$0	$14,055	$17,080	$0

The average carrying balance of individually assessed loans was $13.5 million and $20.4 million for the three months ended September 30, 2026 and 2025, respectively. The average carrying balance of individually assessed loans was $17.8 million and $43.1 million for the nine months ended September 30, 2026 and 2025, respectively. An immaterial amount of interest income was recognized on individually assessed loans for the three and nine months ended September 30, 2026 and 2025.

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

The following table presents the amortized cost basis of loans at September 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Amortized Cost
		Other	Total Class of
	Term	Payment	Financing
	Extension	Delay	Receivable
Three Months Ended September 30, 2026
Commercial & industrial and other business loans	$0	$2,002	0.14%
Consumer mortgage	226	0	0.01%
Total	$226	$2,002	0.02%

Three Months Ended September 30, 2025
Consumer mortgage	$52	$0	0.00%
Total	$52	$0	0.00%

	Amortized Cost
		Other	Total Class of
	Term	Payment	Financing
	Extension	Delay	Receivable
Nine months ended September 30, 2026
CRE – non-owner occupied	$5,436	$0	0.28%
Commercial & industrial and other business loans	0	2,002	0.14%
Consumer mortgage	488	0	0.01%
Total	$5,924	$2,002	0.07%

Nine months ended September 30, 2025
Commercial & industrial and other business loans	$5,707	$0	0.46%
Consumer mortgage	342	0	0.01%
Total	$6,049	$0	0.06%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

	September 30, 2026
			90+ Days Past
		Past Due 30 –	Due and Still
(000's omitted)	Current	89 Days	Accruing	Non-Accrual	Total
CRE – non-owner occupied	$5,436	$0	$0	$0	$5,436
Commercial & industrial and other business loans	0	0	0	2,002	2,002
Consumer mortgage	0	0	0	555	555
Total	$5,436	$0	$0	$2,557	$7,993

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026.

	Weighted-Average Term Extension	Other Payment Delay - Interest Payments Only
	(Years)	(Years)
Three months ended September 30, 2026
Commercial & industrial and other business loans	0.0	0.5
Consumer mortgage	9.9	0.0
Total	9.9	0.5

Nine months ended September 30, 2026
CRE - non-owner occupied	2.0	0.0
Commercial & industrial and other business loans	0.0	0.5
Consumer mortgage	8.9	0.0
Total	2.6	0.5

There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the three and nine months ended September 30, 2026 and 2025.

Allowance for Credit Losses

The following presents by segment the activity in the allowance for credit losses during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$50,955	$(3,213)	$293	$2,325	$50,360
Consumer mortgage	12,618	(88)	0	724	13,254
Consumer indirect	20,584	(3,529)	2,318	1,225	20,598
Consumer direct(1)	4,939	(1,478)	586	1,119	5,166
Home equity	1,600	0	0	42	1,642
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	91,696	(8,308)	3,197	5,435	92,020
Liability for off-balance sheet credit exposures	1,260	0	0	125	1,385
Total allowance for credit losses and liability for off-balance sheet credit exposures	$92,956	$(8,308)	$3,197	$5,560	$93,405
(1)	Includes overdraft charge-offs and recoveries.

	Three Months Ended September 30, 2025
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$41,154	$(564)	$187	$3,135	$43,912
Consumer mortgage	14,196	(33)	8	(114)	14,057
Consumer indirect	19,885	(3,557)	2,052	1,940	20,320
Consumer direct	4,133	(722)	251	467	4,129
Home equity	1,483	(93)	0	136	1,526
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	81,851	(4,969)	2,498	5,564	84,944
Liability for off-balance sheet credit exposures	859	0	0	0	859
Total allowance for credit losses and liability for off-balance sheet credit exposures	$82,710	$(4,969)	$2,498	$5,564	$85,803

	Nine Months Ended September 30, 2026
				Acquisition
	Beginning	Charge-		Allowance		Ending
(000’s omitted)	balance	offs	Recoveries	Adjustment	Provision	balance
Business lending	$46,155	$(4,669)	$672	$4	$8,198	$50,360
Consumer mortgage	14,005	(182)	2	3	(574)	13,254
Consumer indirect	20,914	(10,176)	6,625	0	3,235	20,598
Consumer direct(1)	4,257	(5,609)	1,998	0	4,520	5,166
Home equity	1,590	(41)	0	(21)	114	1,642
Unallocated	1,000	0	0	0	0	1,000
Allowance for credit losses – loans	87,921	(20,677)	9,297	(14)	15,493	92,020
Liability for off-balance sheet credit exposures	1,075	0	0	0	310	1,385
Total allowance for credit losses and liability for off-balance sheet credit exposures	$88,996	$(20,677)	$9,297	$(14)	$15,803	$93,405
(1)	Includes overdraft charge-offs and recoveries.

	Nine Months Ended September 30, 2025
	Beginning	Charge-			Ending
(000’s omitted)	balance	offs	Recoveries	Provision	balance
Business lending	$37,201	$(6,184)	$636	$12,259	$43,912
Consumer mortgage	15,017	(56)	19	(923)	14,057
Consumer indirect	20,895	(10,142)	6,160	3,407	20,320
Consumer direct	3,453	(1,939)	807	1,808	4,129
Home equity	1,548	(116)	1	93	1,526
Unallocated	1,000	0	0	0	1,000
Allowance for credit losses – loans	79,114	(18,437)	7,623	16,644	84,944
Liability for off-balance sheet credit exposures	1,132	0	0	(273)	859
Total allowance for credit losses and liability for off-balance sheet credit exposures	$80,246	$(18,437)	$7,623	$16,371	$85,803

The allowance for credit losses increased to $92.0 million at September 30, 2026 compared to $87.9 million at December 31, 2025 and $84.9 million at September 30, 2025. The increase from September 30, 2025 was driven by a net reserve build in the business lending portfolio reflective of organic loan growth, including growth in larger commercial lending relationships and higher qualitative adjustment factors related to the trends in those exposures, along with a moderate increase in the qualitative adjustment related to trends in delinquent loan balances.

Accrued interest receivable on loans, included in accrued interest and fees receivable on the consolidated statements of condition, totaled $40.5 million at September 30, 2026 and is excluded from the estimate of credit losses and amortized cost basis of loans.

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

For qualitative macroeconomic adjustments, the Company uses third-party forecasted economic data scenarios utilizing a base scenario and two alternative scenarios that are weighted, with forecasts available as of September 30, 2026. The results of these forecasts are applied to the quantitative loss history to calculate the qualitative economic adjustment component of the allowance for credit losses. The scenarios utilized forecast stable unemployment levels and modest growth in GDP, real household income, and housing prices, offset by slowing growth in auto and commercial real estate prices.

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

At September 30, 2026 and December 31, 2025, loans with a carrying amount of approximately $7.09 billion and $6.83 billion, respectively, were pledged for the availability to secure certain borrowings with the FHLB and FRB. There were $412.5 million and $450.0 million of borrowings outstanding under these arrangements at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, the carrying amount of residential real estate property in the process of foreclosure was $13.1 million and $9.4 million, respectively.

During the nine months ended September 30, 2026 the Company purchased $0.3 million of consumer mortgage loans and sold $57.5 million of secondary market eligible residential consumer mortgage loans. During the nine months ended September 30, 2025, the Company did not purchase any loans and sold $66.7 million of secondary market eligible residential consumer mortgage loans.

NOTE F: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000’s omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$29,471	$(14,763)	$14,708	$26,371	$(11,617)	$14,754
Other intangibles	138,632	(92,521)	46,111	122,675	(82,688)	39,987
Total amortizing intangible assets	$168,103	$(107,284)	$60,819	$149,046	$(94,305)	$54,741

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

(000’s omitted)
Oct - Dec 2026	$4,398
2027	11,702
2028	9,609
2029	8,131
2030	6,734
Thereafter	20,245
Total	$60,819

A reconciliation of the carrying amount of the Company’s goodwill at December 31, 2025 and September 30, 2026 is as follows:

(000’s omitted)	December 31, 2025	Additions/Adjustments	September 30, 2026
Goodwill	$887,975	$18,627	$906,602

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

The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted, except per share data)	2026	2025	2026	2025
Net income	$61,304	$55,088	$179,856	$156,033
Income attributable to unvested stock-based compensation awards	(149)	(242)	(494)	(657)
Income available to common shareholders	$61,155	$54,846	$179,362	$155,376

Weighted-average common shares outstanding – basic	52,602	52,689	52,624	52,726
Basic earnings per share	$1.16	$1.04	$3.41	$2.95

Net income	$61,304	$55,088	$179,856	$156,033
Income attributable to unvested stock-based compensation awards	(149)	(242)	(494)	(657)
Income available to common shareholders	$61,155	$54,846	$179,362	$155,376

Weighted-average common shares outstanding – basic	52,602	52,689	52,624	52,726
Assumed exercise of stock options and vesting of RSUs & PSUs	198	115	208	126
Weighted-average common shares outstanding – diluted	52,800	52,804	52,832	52,852
Diluted earnings per share	$1.16	$1.04	$3.39	$2.94

Anti-dilutive stock awards(1)	323	176	315	379
(1)	Represents the amount of stock options, RSUs, and PSUs that were excluded from the calculation of diluted earnings per share as the impact would have been anti-dilutive.

Stock Repurchase Program

At its December 2025 meeting, the Board of Directors of the Company (the “Board”) approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,633,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2026. Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion. There were 250,000 shares and 508,471 shares of treasury stock purchases made under this authorization during the three and nine months ended September 30, 2026, respectively, with an average price paid per share of $63.04 and $62.45, respectively.

At its December 2024 meeting, the Board approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to 2,628,000 shares of the Company’s common stock, in accordance with securities and banking laws and regulations, during the twelve-month period starting January 1, 2025. Any repurchased shares were be used for general corporate purposes, including those related to stock plan activities. The timing and extent of repurchases depended on market conditions and other corporate considerations as determined at the Company’s discretion. There were 206,054 shares of treasury stock purchases made under this authorization during the three and nine months ended September 30, 2025, with an average price paid per share of $53.34.

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

The contract amounts of these commitments and contingencies are as follows:

	September 30,	December 31,
(000’s omitted)	2026	2025
Commitments to extend credit	$2,061,241	$1,912,429
Standby letters of credit	94,690	92,145
Total	$2,155,931	$2,004,574

The Company entered into agreements to invest a total of $10.0 million and $8.5 million in investment tax credits generated by a solar energy producing company during the second quarter of 2026 and 2025, respectively. The Company has elected to account for the investments using the proportional amortization method. At September 30, 2026, the balance of the Company’s investment in these tax credits was $11.1 million and the unfunded commitment related to the solar energy tax credit investments was $10.0 million. At December 31, 2025, the balance of the Company’s investment in these tax credits was $3.4 million and the unfunded commitment related to the solar energy tax credit investments was $1.5 million. These amounts are reflected in other assets and accrued interest and other liabilities, respectively, in the consolidated statements of condition. The Company funded the outstanding commitment at December 31, 2025 during the second quarter of 2026 and anticipates funding the outstanding commitment at September 30, 2026 by the end of 2026. During the three months ended September 30, 2026 and 2025, the Company recognized $0.5 million and $2.5 million respectively, of federal tax credits and $0.6 million and $2.7 million, respectively, of amortization of income tax credit investments in income taxes in the consolidated statements of income related to solar energy tax credits. During the nine months ended September 30, 2026 and 2025, the Company recognized $1.4 million and $5.0 million, respectively, of federal tax credits and $2.2 million and $5.5 million, respectively, of amortization of income tax credit investments in income taxes in the consolidated statements of income related to solar energy tax credits.

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

	September 30, 2026
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,818,112	$69,688	$0	$1,887,800
Obligations of state and political subdivisions	0	391,475	0	391,475
Government agency mortgage-backed securities	0	259,172	0	259,172
Corporate debt securities	0	8,362	0	8,362
Government agency collateralized mortgage obligations	0	8,767	0	8,767
Total available-for-sale investment securities	1,818,112	737,464	0	2,555,576
Equity securities	691	0	0	691
Mortgage loans held for sale	0	1,105	0	1,105
Commitments to originate real estate loans for sale	0	0	300	300
Interest rate swap agreements asset	0	19,016	0	19,016
Interest rate swap agreements liability	0	(29,719)	0	(29,719)
Contingent consideration	0	0	(9,265)	(9,265)
Total	$1,818,803	$727,866	$(8,965)	$2,537,704

	December 31, 2025
				Total Fair
(000’s omitted)	Level 1	Level 2	Level 3	Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$2,133,932	$61,294	$0	$2,195,226
Obligations of state and political subdivisions	0	391,917	0	391,917
Government agency mortgage-backed securities	0	278,885	0	278,885
Corporate debt securities	0	4,912	0	4,912
Government agency collateralized mortgage obligations	0	4,401	0	4,401
Total available-for-sale investment securities	2,133,932	741,409	0	2,875,341
Equity securities	4,414	0	0	4,414
Mortgage loans held for sale	0	108	0	108
Commitments to originate real estate loans for sale	0	0	154	154
Forward sales commitments	0	15	0	15
Interest rate swap agreements asset	0	7,524	0	7,524
Interest rate swap agreements liability	0	(7,524)	0	(7,524)
Contingent consideration	0	0	(9,220)	(9,220)
Total	$2,138,346	$741,532	$(9,066)	$2,870,812

The valuation techniques used to measure fair value for the items in the table above are as follows:

●	Available-for-sale investment securities and equity securities – The fair values of available-for-sale investment securities are based upon quoted prices, if available. If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques. Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, obligations of state and political subdivisions and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as reported trades, trade execution data, interest rate swap yield curves, market prepayment speeds, credit information, market spreads, and the security’s terms and conditions, are observable. See Note D for further disclosure of the fair value of investment securities.

●	Mortgage loans held for sale – The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts. Accordingly, the impact on the valuation is recognized in the Company’s consolidated statements of income. All mortgage loans held for sale are current and in performing status. The fair value of mortgage loans held for sale is determined using quoted secondary-market prices of loans with similar characteristics and, as such, has been classified as a Level 2 valuation. The unpaid principal value of mortgage loans held for sale was approximately $1.1 million and $0.1 million at September 30, 2026 and December 31, 2025, respectively. Mortgage loans held for sale are included in other assets in the consolidated statements of condition. The unrealized gain on mortgage loans held for sale is recognized in mortgage banking revenues in the consolidated statements of income and is immaterial.

●	Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale. Such commitments are considered to be derivative financial instruments and therefore are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities. Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative. The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds. The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

●	Forward sales commitments – The Company enters into forward sales commitments to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated statements of condition. The fair value of these forward sales commitments is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages. As such, these instruments are classified as Level 2 in the fair value hierarchy.

●	Interest rate swaps – The interest rate swaps are reported at their fair value utilizing Level 2 inputs from a third-party provider. The fair value measurement of the interest rate swap is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows. Variable cash flows are based on the expectation of future interest rates derived from observed market interest rate curves.

●	Contingent consideration – The Company has recorded contingent consideration liabilities that arise from acquisition activity. The contingent consideration is recorded at fair value at the date of acquisition. The valuation of contingent consideration is calculated using an income approach method, which provides an estimation of the fair value of an asset or liability based on future cash flows over a discrete projection period, discounted to present value using an appropriate rate of return. The assumptions used in the valuation calculation are based on significant unobservable inputs, therefore such valuations classify as Level 3. During the first nine months of 2026, the Company made aggregate payments of $3.4 million for contingent consideration arrangements related to prior period OneGroup, BPA, and NISI acquisitions. During 2025, the Company made aggregate payments of $1.7 million for contingent consideration arrangements related to the Creative Plan Designs Limited acquisition, OneGroup acquisitions in 2023 and 2024, and BPA acquisitions made in 2025.

The changes in Level 3 assets measured at fair value on a recurring basis are immaterial.

The fair value information of assets and liabilities measured on a non-recurring basis presented below is not as of the period-end, but rather as of the date the fair value adjustment was recorded closest to the date presented.

	September 30, 2026				December 31, 2025
				Total Fair				Total Fair
(000's omitted)	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Individually assessed loans	$0	$0	$2,183	$2,183	$0	$0	$14,361	$14,361
Other real estate owned	0	0	5,465	5,465	0	0	5,778	5,778
Mortgage servicing rights	0	0	0	0	0	0	853	853
Total	$0	$0	$7,648	$7,648	$0	$0	$20,992	$20,992

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

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income. The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income. Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights. In accordance with GAAP, the Company records impairment charges, on a nonrecurring basis, when the carrying value of a stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. There was no valuation allowance at September 30, 2026. There was a valuation allowance of approximately $0.3 million at December 31, 2025.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company did not recognize an impairment charge during the three and nine months ended September 30, 2026 and 2025. See Note F for more detail.

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

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	September 30, 2026	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$2,183	Fair value of collateral	Estimated cost of disposal/market adjustment	0.0% - 27.2% (22.8%)
Other real estate owned	5,465	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 27.2% (27.1%)
Commitments to originate real estate loans for sale	300	Discounted cash flow	Embedded servicing value	1.0%
Contingent consideration	(9,265)	Discounted cash flow	Discount rate	11.9% - 18.4% (12.8%)
			Probability of achievement	30.0% - 82.0% (56.0%)

				Significant Unobservable
	Fair Value at			Input Range
(000's omitted, except per loan data)	December 31, 2025	Valuation Technique	Significant Unobservable Inputs	(Weighted Average)
Individually assessed loans	$14,361	Fair value of collateral	Estimated cost of disposal/market adjustment	27.2%
Other real estate owned	5,778	Fair value of collateral	Estimated cost of disposal/market adjustment	9.0% - 27.2% (26.8%)
Commitments to originate real estate loans for sale	154	Discounted cash flow	Embedded servicing value	1.0%
Mortgage servicing rights	853	Discounted cash flow	Weighted average constant prepayment rate	22.6% - 25.5% (22.8%)
			Weighted average discount rate	4.9% - 5.5% (5.5%)
Contingent consideration	(9,220)	Discounted cash flow	Discount rate	12.2% - 18.4% (13.6%)
			Probability of achievement	30.0% - 82.0% (65.6%)

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

Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2026 and December 31, 2025 are presented below. The table presented below excludes other financial instruments for which the carrying value approximates fair value including cash and cash equivalents, accrued interest receivable and accrued interest payable.

	September 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
(000’s omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$11,426,035	$11,076,660	$10,861,836	$10,745,154
Held-to-maturity securities	1,493,248	1,309,862	1,454,166	1,370,464
Financial liabilities:
Deposits	14,865,106	14,850,550	14,387,085	14,377,084
Securities sold under agreement to repurchase, short-term	215,037	215,037	231,163	231,163
Other Federal Home Loan Bank borrowings	412,921	411,817	450,439	456,821

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

NOTE J: DERIVATIVE INSTRUMENTS

The Company is party to derivative financial instruments in the normal course of business to meet the financing needs of its customers and to manage its exposure to fluctuation in interest rates and credit risk. These financial instruments have been limited to interest rate swap agreements, risk participation agreements, forward sales commitments, and commitments to originate real estate loans for sale. The Company does not hold or issue derivative financial instruments for trading or other speculative purposes.

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

The Company enters into certain interest rate swaps to assist customers in managing their interest rate risk. These swaps are considered derivatives, but are not designated as hedging relationships. These instruments have associated interest rate and credit risk. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties, which are also considered derivatives and are not designated as hedging relationships. Interest rate swaps are recorded within other assets or accrued interest and other liabilities on the consolidated statements of condition at their estimated fair value. The terms of the interest rate swaps with the customer and the counterparties offset each other, with the only difference being counterparty credit risk. Any changes in the fair value of the underlying derivative contracts are reported in other banking services noninterest revenues in the consolidated statements of income.

Risk Participation Agreements

The Company may enter into a risk participation agreement (“RPA”) with another institution as a means to assume a portion of the credit risk associated with a loan structure that includes a derivative instrument, in exchange for fee income commensurate with the risk assumed, referred to as an “RPA sold”. In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Company has provided a loan structured with a derivative, the Company may purchase an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared, referred to as an “RPA purchased”. The obligation under the RPAs sold would be triggered in the event that the borrower defaults on its obligation to perform under the terms of the underlying interest rate swap agreement. At September 30, 2026 and December 31, 2025, the weighted average remaining term on RPAs sold was 4.5 years and 3.8 years, respectively.

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

Commitments to Originate Real Estate Loans for Sale

The Company enters into commitments to originate residential real estate loans for sale, which are accounted for as derivative financial instruments and recorded at estimated fair value in other assets or other liabilities. The fair value of these commitments is based on quoted secondary market prices and includes the expected net future cash flows associated with servicing the loans.

Notional values and fair values of derivative instruments as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of	Fair	Notional	Statement of	Fair
(000’s omitted)	Amount	Condition Location	Value	Amount	Condition Location	Value
Derivatives designated as hedging instruments under Subtopic 815-20:
Interest rate swaps	$0	Other assets	$0	$375,000	Accrued interest and other liabilities	$10,703

Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	13,240	Other assets	300	0	Accrued interest and other liabilities	0
Interest rate swaps	597,670	Other assets	19,016	597,670	Accrued interest and other liabilities	19,016
RPA sold	0	Other assets	0	145,372	Accrued interest and other liabilities	0
RPA purchased	68,441	Other assets	0	0	Accrued interest and other liabilities	0
Subtotal	679,351		19,316	743,042		19,016

Total derivatives	$679,351		$19,316	$1,118,042		$29,719

	December 31, 2025
	Derivative Assets			Derivative Liabilities
		Consolidated			Consolidated
	Notional	Statement of	Fair	Notional	Statement of	Fair
(000’s omitted)	Amount	Condition Location	Value	Amount	Condition Location	Value
Derivatives not designated as hedging instruments under Subtopic 815-20:
Commitments to originate real estate loans for sale	$5,631	Other assets	$154	$0	Accrued interest and other liabilities	$0
Forward sales commitments	763	Other assets	15	0	Accrued interest and other liabilities	0
Interest rate swaps	459,251	Other assets	7,524	459,251	Accrued interest and other liabilities	7,524
RPA sold	0	Other assets	0	83,843	Accrued interest and other liabilities	0
RPA purchased	73,976	Other assets	0	0	Accrued interest and other liabilities	0
Total derivatives	$539,621		$7,693	$543,094		$7,524

The notional amount for interest rate swaps represents the underlying principal amount used to calculate interest payments that are exchanged periodically. The notional amount for risk participation agreements represents the proportional share of the notional amount of the underlying interest rate swap consistent with the percentage of participation in the lending arrangement. The notional amount for commitments to originate real estate loans for sale represents the unpaid principal amount of loans that have been committed to originate.

The Company’s maximum exposure in the risk participation agreements sold is contingent on the fair value of the underlying interest rate swap agreement for which the borrower is in a liability position at the time of default. The Company has assessed the credit risk of the borrowers and determined that the exposure is not material at September 30, 2026 and December 31, 2025 and therefore the fair value of the risk participation agreements sold is recorded at zero on the consolidated statements of condition.

The following table presents derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the amounts reclassified from AOCI to income and amounts recorded in other comprehensive income (“OCI”) for the three and nine months ended September 30, 2026.

	Three Months Ended September 30, 2026
	Amounts reclassified	Amounts recorded	Total change in
(000’s omitted)	from AOCI to income	in OCI	OCI for period
Contract type
Interest rate(1)	$(195)	$(6,963)	$(6,768)
(1)	Gains and losses on cash flow hedging relationships are recorded in interest income.

	Nine Months Ended September 30, 2026
	Amounts reclassified	Amounts recorded	Total change in
(000’s omitted)	from AOCI to income	in OCI	OCI for period
Contract type
Interest rate(1)	$(422)	$(11,074)	$(10,652)
(1)	Gains and losses on cash flow hedging relationships are recorded in interest income.

Over the next 12 months, the Company expects that approximately $2.5 million of after-tax net loss recorded in accumulated other comprehensive loss at September 30, 2026 related to cash flow hedges will be recognized in net income. No cash flow hedges have been terminated.

Fee income earned on interest rate swaps and risk participation agreements is recognized in other banking services noninterest revenues in the consolidated statements of income during the period the derivative instrument is executed. During the three and nine months ended September 30, 2026, the Company recognized $0.7 million and $1.9 million, respectively, of fee income associated with interest rate swaps and RPAs and $0.7 million and $1.6 million during the three and nine months ended September 30, 2025, respectively.

Cash collateral is posted by the Company with counterparties to secure certain derivatives, which is restricted cash and is included in cash and cash equivalents on the consolidated statements of condition. The amount of such collateral was $4.8 million and $14.8 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, U.S. Treasury securities with a carrying value of $9.1 million were also pledged with counterparties to secure certain derivatives, which is included in held-to-maturity securities on the consolidated statements of condition.

The Company assessed its counterparty risk at September 30, 2026 and determined any credit risk inherent in the derivative contracts was not material. Further information about the fair value of derivative financial instruments can be found in Note I to these consolidated financial statements.

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

The Employee Benefit Services segment, which includes the operating subsidiaries of BPA, BPA-APS, LLC, BPAS Trust Company of Puerto Rico, Northeast Retirement Services, LLC, Global Trust Company, Inc., Hand Benefits & Trust Company and Hand Securities Inc., provides employee benefit trust, collective investment fund, retirement plan and health savings account administration, fund administration, transfer agency, actuarial, health and welfare consulting services and introducing broker-dealer services.

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

There are no transactions with a single customer that result in revenues that exceed 10 percent of consolidated total revenues.

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Three Months Ended September 30, 2026
Net interest income from (expense to) external customers	$143,902	$142	$0	$(500)	$143,544
Noninterest revenues from external customers	22,412	36,409	14,610	12,428	85,859
Revenues from external customers	166,314	36,551	14,610	11,928	229,403
Equity in net income of investees accounted for by the equity method	0	0	804	0	804
Intersegment revenues	(1,585)	1,417	67	1,538	1,437
	164,729	37,968	15,481	13,466	231,644

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(1,437)
Other revenues (a)					(2,916)
Total consolidated revenues					$227,291

Less segment expenses: (b)
Provision for credit losses	5,560	0	0	0
Salaries and employee benefits	51,461	17,322	8,732	7,324
Data processing and communications	17,776	1,584	999	1,237
Occupancy and equipment	12,481	973	425	182
Legal and professional fees	2,199	2,520	105	232
Business development and marketing	2,009	157	154	75
Other segment items (c)	7,760	1,422	488	319
Segment adjusted income before income taxes	$65,483	$13,990	$4,578	$4,097	$88,148

Reconciliation of profit or loss (segment adjusted income before income taxes):
Loss on investment securities					(2,916)
Amortization of intangible assets					(4,325)
Acquisition expenses					(206)
Total consolidated income before income taxes					$80,701

Other segment disclosures:
Interest income	$188,107	$864	$40	$1,115	$190,126

Reconciliation of interest income:
Elimination of intersegment interest income					(1,877)
Total consolidated interest income					$188,249

Interest expense	$46,081	$0	$0	$501	$46,582

Reconciliation of interest expense:
Elimination of intersegment interest expense					(1,877)
Total consolidated interest expense					$44,705

Depreciation (d)	$5,665	$240	$78	$88	$6,071
Amortization of intangible assets	992	1,812	1,300	221	4,325
Goodwill	764,715	92,092	32,791	17,004	906,602
Core deposit intangibles, net	11,737	0	0	2,971	14,708
Other intangibles, net	395	14,933	21,667	9,116	46,111
Segment assets	17,464,125	239,821	116,717	201,027	18,021,690

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(233,717)
Total consolidated assets					$17,787,973

(a)Other revenues includes $2,916 of loss on investment securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

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

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Three Months Ended September 30, 2025
Net interest income from external customers	$128,025	$140	$0	$0	$128,165
Noninterest revenues from external customers	20,867	34,665	14,136	8,983	78,651
Revenues from external customers	148,892	34,805	14,136	8,983	206,816
Intersegment revenues	(462)	1,160	83	545	1,326
	148,430	35,965	14,219	9,528	208,142

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(1,326)
Other revenues (a)					236
Total consolidated revenues					$207,052

Less segment expenses: (b)
Provision for credit losses	5,564	0	0	0
Salaries and employee benefits	47,226	15,962	8,760	5,458
Data processing and communications	16,276	1,069	978	798
Occupancy and equipment	10,004	892	422	125
Legal and professional fees	2,262	2,153	126	110
Business development and marketing	4,198	122	243	21
Other segment items (c)	6,597	1,266	448	124
Segment adjusted income before income taxes	$56,303	$14,501	$3,242	$2,892	$76,938

Reconciliation of profit or loss (segment adjusted income before income taxes):
Gain on investment securities					236
Amortization of intangible assets					(3,258)
Acquisition expenses					(747)
Total consolidated income before income taxes					$73,169

Other segment disclosures:
Interest income	$177,144	$602	$57	$157	$177,960

Reconciliation of interest income:
Elimination of intersegment interest income					(677)
Total consolidated interest income					$177,283

Interest expense	$49,795	$0	$0	$0	$49,795

Reconciliation of interest expense:
Elimination of intersegment interest expense					(677)
Total consolidated interest expense					$49,118

Depreciation (d)	$3,557	$164	$99	$51	$3,871
Amortization of intangible assets	442	1,768	941	107	3,258
Goodwill	732,598	91,042	28,712	3,438	855,790
Core deposit intangibles, net	3,571	0	0	0	3,571
Other intangibles, net	572	20,223	19,011	800	40,606
Segment assets	16,682,821	232,807	112,965	40,405	17,068,998

Reconciliation of segment assets:
Elimination of intersegment cash and deposits					(111,194)
Total consolidated assets					$16,957,804

(a)Other revenues includes $236 of gain on investment securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

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

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Nine Months Ended September 30, 2026
Net interest income from (expense to) external customers	$417,570	$414	$0	$(584)	$417,400
Noninterest revenues from external customers	65,403	105,885	40,391	33,245	244,924
Revenues from external customers	482,973	106,299	40,391	32,661	662,324
Equity in net income of investees accounted for by the equity method	0	0	15	0	15
Intersegment revenues	(3,287)	4,340	217	3,086	4,356
	479,686	110,639	40,623	35,747	666,695

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(4,356)
Other revenues (a)					1,393
Total consolidated revenues					$663,732

Less segment expenses: (b)
Provision for credit losses	15,803	0	0	0
Salaries and employee benefits	153,594	50,150	25,952	19,684
Data processing and communications	49,364	4,055	2,917	2,817
Occupancy and equipment	38,156	2,989	1,279	455
Legal and professional fees	7,708	6,402	272	544
Business development and marketing	6,268	420	566	232
Other segment items (c)	22,011	4,465	1,205	569
Segment adjusted income before income taxes	$186,782	$42,158	$8,432	$11,446	$248,818

Reconciliation of profit or loss (segment adjusted income before income taxes):
Gain on investment securities					1,393
Amortization of intangible assets					(12,979)
Litigation accrual					(335)
Acquisition-related contingent consideration adjustments					103
Acquisition expenses					(870)
Total consolidated income before income taxes					$236,130

Other segment disclosures:
Interest income	$552,138	$2,641	$139	$1,767	$556,685

Reconciliation of interest income:
Elimination of intersegment interest income					(4,097)
Total consolidated interest income					$552,588

Interest expense	$138,664	$0	$0	$621	$139,285

Reconciliation of interest expense:
Elimination of intersegment interest expense					(4,097)
Total consolidated interest expense					$135,188

Depreciation (d)	$16,294	$675	$251	$192	$17,412
Amortization of intangible assets	3,144	5,473	3,679	683	12,979

(a)Other revenues includes $1,393 of gain on investment securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

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

		Employee		Wealth
	Banking and	Benefit	Insurance	Management
(000’s omitted)	Corporate	Services	Services	Services	Total
Nine Months Ended September 30, 2025
Net interest income from external customers	$372,727	$398	$0	$0	$373,125
Noninterest revenues from external customers	59,411	100,230	41,725	27,585	228,951
Revenues from external customers	432,138	100,628	41,725	27,585	602,076
Intersegment revenues	(1,314)	3,345	228	1,648	3,907
	430,824	103,973	41,953	29,233	605,983

Reconciliation of revenues (segment operating revenues):
Elimination of intersegment revenues					(3,907)
Other revenues (a)					480
Total consolidated revenues					$602,556

Less segment expenses: (b)
Provision for credit losses	16,371	0	0	0
Salaries and employee benefits	142,998	48,591	25,991	16,887
Data processing and communications	43,716	3,348	2,706	2,171
Occupancy and equipment	31,296	2,729	1,254	400
Legal and professional fees	8,332	5,149	405	420
Business development and marketing	10,765	209	689	52
Other segment items (c)	20,278	4,095	1,311	427
Segment adjusted income before income taxes	$157,068	$39,852	$9,597	$8,876	$215,393

Reconciliation of profit or loss (segment adjusted income before income taxes):
Gain on investment securities					480
Amortization of intangible assets					(10,109)
Restructuring expenses					(1,525)
Acquisition expenses					(815)
Litigation accrual					50
Total consolidated income before income taxes					$203,474

Other segment disclosures:
Interest income	$517,411	$1,798	$151	$415	$519,775

Reconciliation of interest income:
Elimination of intersegment interest income					(1,967)
Total consolidated interest income					$517,808

Interest expense	$146,650	$0	$0	$0	$146,650

Reconciliation of interest expense:
Elimination of intersegment interest expense					(1,967)
Total consolidated interest expense					$144,683

Depreciation (d)	$10,185	$528	$307	$152	$11,172
Amortization of intangible assets	1,730	5,259	2,748	372	10,109

(a)Other revenues includes $480 of gain on investment securities.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Financial System, Inc. (the “Company” or “CFSI”) as of and for the three and nine months ended September 30, 2026 and 2025, although in some circumstances the first and second quarters of 2026 are also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 40. All references in the discussion of the financial condition and results of operations refer to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, the term “this year” and equivalent terms refers to results in calendar year 2026, “last year” and equivalent terms refer to calendar year 2025, “third quarter” refers to the three months ended September 30, 2026, “YTD” refers to the nine months ended September 30, 2026 and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 66.

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

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s judgment of an estimated amount of lifetime losses on outstanding loans at the balance sheet date. This is estimated using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The determination of the appropriateness of the ACL is complex and applies significant and highly subjective estimates. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. The Company utilizes three methods for calculating the ACL: cumulative loss, vintage loss and line loss. Historical credit loss experience provides the basis for the estimation of expected future credit losses in all three methodologies. Qualitative adjustments are made for differences in portfolio risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices, commercial real estate prices including office property-specific price forecasts, office property-specific vacancy rates, automobile prices, gross domestic product, and median household income net of inflation. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside forecasts. During the first quarter of 2026, the Company updated the ACL model to add 2025 data into the historical data used for calculating the quantitative and qualitative factors as part of the annual model update procedures. With the update, the quantitative reserve for 2026 now includes loss history for business loans that previously was not captured due to the changes in size and volume of the loans and frequency of losses in the historical quantitative loss data and was instead addressed through the use of qualitative overlays. As a result, the Company decreased the additional qualitative reserve for business loans related to size and volume of the loans in that portfolio during the first quarter of 2026 and the second quarter of 2026, as other components of the model were determined to have adequately captured the risk associated with these loans. The Company subsequently increased this reserve during the third quarter of 2026 as certain individually assessed loans were charged off and it was determined that the additional reserve was necessary to address the underlying risk of similar loans, however the total qualitative adjustment percentage remains below what was in use at December 31, 2025. The net decrease in the business lending qualitative factor decreased the ACL by $5.1 million as compared to the prior factor in use at December 31, 2025. The update to the historical quantitative loss data increased the ACL by $3.3 million as compared to the quantitative loss rates in use at December 31, 2025.

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecasts. Changes in these economic forecasts could significantly affect the estimated expected credit losses and lead to materially different amounts from one period to the next. To illustrate the sensitivity of the ACL calculation to these economic forecasts, management performed a hypothetical sensitivity analysis using a weighting of 100% to the downside forecast, rather than the existing weighting of baseline, upside and downside of 40%, 20% and 40%, respectively. The scenario-weighted average unemployment rate and GDP growth forecasts used in the ACL model at September 30, 2026 were 5.4% and 1.4%, respectively, compared to 5.5% and 1.3%, respectively, at December 31, 2025. The hypothetical downside forecast includes assumptions of a weakening economy represented by a cumulative decline in real GDP of 2.7%, enhanced geopolitical tensions, rising energy prices, a peak unemployment rate of 8.4% and an average unemployment rate of 6.9%. The Company calculated that this hypothetical scenario would increase the ACL and provision for credit losses as of and for the three and nine months ended September 30, 2026 by approximately $4.1 million, and decrease net income by $3.1 million (net of tax). This change is reflective of the sensitivity of the various economic factors used in the ACL model. The resulting difference is not intended to represent an expected increase in allowance levels, as future conditions are uncertain and there are several other quantitative and qualitative factors that will also fluctuate at the same time that economic conditions are changing, which would affect the results of the ACL calculation. The impact that the economic factors have on the model is affected by the upside or downside severity of the scenarios used, the product type mix, and the interaction of the economic factors with other quantitative and qualitative factors in the model, as changes in any particular factor or input may not occur at the same rate or be directionally consistent across all loan segments. Improvements in one factor may offset deterioration in other factors, both qualitative and quantitative. The third-party downside economic forecast used in the hypothetical scenario described does not predict a severe economic downturn, but rather a moderate recessionary environment. The Company’s geographic distribution of loans is primarily outside of major metropolitan areas, which when combined with low statistical correlation between its historical losses and national economic indicators, is reflected in the current methodology that would produce changes to the allowance that are less significant as compared to economic metric-based modeling that is more directly correlated, and therefore sensitive, to fluctuations in historical and projected national economic activity.

Supplemental Reporting of Non-GAAP Results of Operations

The Company also provides supplemental reporting of its results on an “operating” or “tangible” basis. Results on an “operating” basis exclude the after-tax effects of acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual, gain (loss) on investment securities, restructuring expenses and amortization of intangible assets. Results on a “tangible” basis exclude goodwill and intangible asset balances, net of accumulated amortization and applicable deferred tax amounts. Although these items are non-GAAP measures, the Company’s management believes this information helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisition or restructuring activities. In addition, the Company provides supplemental reporting for “operating pre-tax, pre-provision net revenues,” which excludes the provision for credit losses, acquisition expenses, acquisition-related contingent consideration adjustments, litigation accrual, gain (loss) on investment securities, restructuring expenses and amortization of intangible assets from income before income taxes. Although operating pre-tax, pre-provision net revenue is a non-GAAP measure, the Company’s management believes this information helps investors and analysts measure and compare the Company’s performance through a credit cycle by excluding the volatility in the provision for credit losses associated with Current Expected Credit Loss (“CECL”) allowance methods, helps investors and analysts measure underlying core performance and improves comparability to other organizations that have not engaged in acquisition or restructuring activities. The Company also provides supplemental reporting of its interest income, net interest income and net interest margin on a fully tax-equivalent (“FTE”) basis, which includes an adjustment to interest income and net interest income that represents taxes that would have been paid had nontaxable investment securities and loans been taxable. Although fully tax-equivalent interest income, net interest income and net interest margin are non-GAAP measures, the Company’s management believes this information helps enhance comparability of the performance of earning assets that have different tax profiles. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 14.

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

The Company’s core operating objectives are: (i) maintain diverse revenue streams to achieve positive operating results in all four of the Company’s business units: banking and corporate, employee benefit services, insurance services, and wealth management services, (ii) increase the noninterest component of total revenues through both organic and acquisition strategies, (iii) optimize the branch network and digital banking delivery systems, primarily through disciplined acquisition strategies, de novo expansions and divestitures/consolidations, (iv) build profitable loan and deposit bases using both organic and acquisition strategies, (v) utilize technology to deliver customer-responsive products and services and improve efficiencies, and (vi) manage an investment securities portfolio and select hedging activities to complement the Company’s loan and deposit strategies and mitigate interest rate and liquidity risk and optimize net interest income generation.

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

The Company reported net income of $61.3 million for the third quarter which increased $6.2 million, or 11.3%, from the prior year’s third quarter, while YTD net income of $179.9 million increased $23.8 million, or 15.3%, compared to the equivalent 2025 timeframe. Earnings per share of $1.16 for the third quarter increased $0.12, or 11.5%, from the third quarter of 2025, while YTD earnings per share of $3.39 increased $0.45, or 15.3%, from the 2025 YTD period. The increases in net income and earnings per share were primarily driven by increases in net interest income and noninterest revenues, partially offset by increases in noninterest expenses and income taxes.

Net interest income increased to $143.5 million in the third quarter, a $15.4 million, or 12.0%, increase from the prior year’s third quarter. YTD net interest income of $417.4 million increased $44.3 million, or 11.9%, from the prior YTD period. The increases were primarily due to increases in the yield on average interest-earning assets and average loan balances, along with lower funding costs. The provision for credit losses of $5.6 million in the third quarter was consistent with last year’s third quarter while the YTD provision for credit losses of $15.8 million decreased $0.6 million, or 3.5%, from the 2025 YTD period.

Noninterest revenues were $83.7 million in the third quarter, a $4.9 million, or 6.2%, increase from the third quarter of 2025. YTD noninterest revenues of $246.3 million increased $16.9 million, or 7.4%, from the 2025 YTD period. The increase in noninterest revenues from the prior year’s third quarter included growth in banking, employee benefit services, insurance services and wealth management services noninterest revenues. The increase in YTD noninterest revenues consisted of increases in banking, employee benefit services and wealth management services noninterest revenues, partially offset by a decrease in insurance services noninterest revenues that were impacted by a decrease in contingent commissions. Included in noninterest revenues, the Company recognized a $2.9 million loss on investment securities during the third quarter of 2026 which included a $3.0 million realized loss on the sale of $296.8 million of lower-yielding available-for-sale U.S. Treasury securities. The proceeds from the sale were used to repay higher-cost overnight borrowings, which was immediately accretive to net interest income.

Noninterest expenses were $141.0 million in the third quarter, an increase of $12.7 million, or 9.9%, from the prior year’s third quarter. YTD noninterest expenses of $411.8 million increased $29.1 million, or 7.6%, from the comparable 2025 YTD period. The increases in noninterest expenses were driven primarily by increases in salaries and employee benefits, data processing and communications expenses and occupancy and equipment. These increases were due in part to annual merit-based salary increases, higher employee medical costs, performance-based incentive compensation, the Company’s continued investment in customer-facing and back-office technologies and operating expenses associated with acquisitions completed and de novo branches and regional headquarters opened between the periods. Income taxes increased for the quarter and YTD periods, primarily driven by increases in pre-tax income.

Net interest margin for the third quarter of 3.54% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.56% increased 24 basis points and 23 basis points, respectively, from the prior year’s third quarter. YTD net interest margin of 3.48% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.50% increased 22 basis points and 21 basis points, respectively, from the 2025 YTD period. The yield on average interest-earning assets increased 8 basis points compared to both the prior year’s third quarter and on a YTD basis, primarily driven by an increase in the proportion of loan balances to total interest-earning assets as a result of organic loan growth and the sale of $296.8 million of lower-yielding available-for-sale U.S. Treasury securities. The Company’s total cost of funds decreased 17 basis points from the prior year’s third quarter and 15 basis points from the prior YTD period primarily due primarily to decreases in the average rate paid on interest-bearing deposits and a lower cost of funds and proportion of funding from external borrowings.

The Company’s average and ending interest-earning assets both increased as compared to the prior year third quarter and YTD period, primarily reflective of strong organic loan growth. Average and ending deposits also increased as compared to the prior year third quarter and YTD period, primarily driven by organic growth in non-governmental deposit balances, in addition to the deposits assumed in the Santander Bank N.A. (“Santander”) branch and ClearPoint Federal Bank & Trust (“ClearPoint”) acquisitions. Average and ending borrowings decreased from the prior year’s third quarter and YTD periods reflective of the Company’s redeployment of cash from the sale of U.S. Treasury securities to repay overnight borrowings.

Asset quality remained strong compared to the banking industry in the third quarter. The net charge-off ratio increased from 9 basis points of average loans in the third quarter of 2025 to 18 basis points of average loans in the third quarter of 2026. The increase in the quarterly net charge-off ratio was primarily driven by $2.7 million of charge-offs recognized in the third quarter of 2026 on 2 individually assessed business lending relationships for which specific allowance allocations had previously been established. On a YTD basis, the net charge-off ratio was consistent at 14 basis points of average loans. The nonperforming loan ratio was consistent with September 30, 2025 at 0.52% of loans outstanding at the end of the third quarter of 2026, while the delinquent loan ratio increased 16 basis points compared to twelve months earlier to 1.16% of loans outstanding primarily driven by an increase in delinquent business and consumer mortgage loans.

Third quarter and YTD operating net income, a non-GAAP measure, increased $9.0 million, or 15.4%, as compared to the third quarter of 2025 and increased $24.1 million, or 14.6%, compared to September YTD 2025. Third quarter and YTD operating earnings per share, a non-GAAP measure, increased $0.18, or 16.5%, compared to the third quarter of 2025 and increased $0.46, or 14.7%, compared to September YTD 2025. Third quarter and YTD operating pre-tax, pre-provision net revenue (“PPNR”), a non-GAAP measure, increased $11.2 million, or 13.6%, compared to the third quarter of 2025 and increased $32.9 million, or 14.2%, compared to September YTD 2025. Third quarter and YTD operating PPNR per share, a non-GAAP measure, increased $0.21, or 13.5%, compared to the third quarter of 2025 and increased $0.62, or 14.2%, compared to September YTD 2025. These results demonstrate improvement in the Company’s core operating performance between the periods, net interest margin expansion in particular.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $61.3 million and $179.9 million, respectively, increased $6.2 million, or 11.3%, as compared to the third quarter of 2025 and increased $23.8 million, or 15.3%, compared to September YTD 2025. Earnings per share of $1.16 for the third quarter of 2026 increased $0.12, or 11.5%, compared to the third quarter of 2025, while earnings per share for the first nine months of 2026 of $3.39 increased $0.45, or 15.3%, compared to the first nine months of 2025. The increase in net income and earnings per share for the quarter and YTD period was the result of increases in net interest income and noninterest revenues and a decrease in the provision for credit losses, partially offset by an increase in noninterest expenses and income taxes. Operating net income, a non-GAAP measure, of $67.0 million and $189.6 million for the third quarter and September YTD 2026, respectively, increased $9.0 million, or 15.4%, as compared to the third quarter of 2025 and increased $24.1 million, or 14.6%, compared to September YTD 2025. Operating earnings per share, a non-GAAP measure, of $1.27 for the third quarter increased $0.18 compared to the third quarter of 2025, while operating earnings per share of $3.58 for the first nine months of 2026 increased $0.46 compared to the first nine months of 2025. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As reflected in Table 1, third quarter net interest income of $143.5 million increased $15.4 million, or 12.0%, from the comparable prior year period. Net interest income for the first nine months of 2026 increased $44.3 million, or 11.9%, compared to the first nine months of 2025. The quarterly and YTD increases were the result of higher volume and yields on interest-earning assets and a decrease in the rate paid on interest-bearing liabilities.

The provision for credit losses of $5.6 million for the third quarter and $15.8 million for September YTD was consistent as compared to the prior year third quarter and decreased $0.6 million as compared to the first nine months of 2025.

Third quarter and YTD noninterest revenues totaled $83.7 million and $246.3 million, respectively, representing increases of $4.9 million, or 6.2%, and $16.9 million, or 7.4%, respectively, compared with the corresponding prior-year periods. Total operating noninterest revenues, a non-GAAP measure, for the third quarter and September YTD were $86.7 million and $244.9 million, respectively, representing increases of $8.0 million, or 10.2%, and $16.0 million, or 7.0%, from the prior year third quarter and YTD period, respectively. The increase over the prior year third quarter was driven by a $5.9 million, or 10.3%, increase in nonbanking financial services business revenues and a $1.3 million, or 6.2%, increase in banking noninterest revenues, as well as a $0.8 million gain from equity method investments, partially offset by a $3.1 million change in the loss on investment securities. The increase over the prior September YTD period was driven by a $10.7 million, or 6.4%, increase in nonbanking financial services business revenues and a $5.2 million, or 8.7%, increase in banking noninterest revenues, and a $0.9 million change in loss on investment securities. The increase in nonbanking financial services business revenues for the third quarter of 2026 and September YTD period was comprised of increases in employee benefit services revenue of $2.0 million and $6.4 million, respectively; an increase in wealth management services revenue of $3.4 million and $5.6 million, respectively, including $2.1 million and $2.9 million of revenue related to the ClearPoint acquisition in the third quarter of 2026 and September YTD period, respectively; and an increase in insurance services revenue of $0.5 million for the third quarter of 2026 and a decrease of $1.3 million for the September YTD period.

Noninterest expenses of $141.0 million and $411.8 million for the third quarter and September YTD periods, respectively, reflected an increase of $12.7 million, or 9.9%, from the third quarter of 2025 and an increase of $29.1 million, or 7.6%, from the first nine months of 2025. The increase in noninterest expenses for the third quarter and September YTD periods was primarily driven by higher salaries and employee benefits expenses, data processing and communications expenses, and occupancy and equipment expenses, partially offset by a decrease in business development and marketing expenses. Operating noninterest expenses, a non-GAAP measure, increased $12.2 million, or 9.9%, from the prior year third quarter and $27.4 million, or 7.4%, from the prior September YTD.

The effective income tax rates were 24.0% and 23.8% for the third quarter and YTD 2026, respectively, as compared to 24.7% and 23.3% for the comparable prior year periods. The YTD increase was primarily due to an increase in pre-tax income and certain state income taxes.

A condensed income statement is as follows:

Table 1: Condensed Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2026	2025	2026	2025
Net interest income	$143,544	$128,165	$417,400	$373,125
Provision for credit losses	5,560	5,564	15,803	16,371
Noninterest revenues	83,747	78,887	246,332	229,431
Noninterest expenses	141,030	128,319	411,799	382,711
Income before income taxes	80,701	73,169	236,130	203,474
Income taxes	19,397	18,081	56,274	47,441
Net income	$61,304	$55,088	$179,856	$156,033

Diluted weighted average common shares outstanding	52,928	53,036	52,977	53,075
Diluted earnings per share	$1.16	$1.04	$3.39	$2.94

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

Net interest income totaled $143.5 million for the third quarter of 2026 compared to $128.2 million for the third quarter of 2025. As shown in Table 2a, fully tax-equivalent net interest income, a non-GAAP measure, for the third quarter was $144.6 million, an increase of $15.5 million from the prior year third quarter. The increase was driven by an 8 basis point increase in the yield on average interest-earning assets, a $697.2 million increase in average interest-earning asset balances and a 21 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $414.1 million increase in average interest-bearing liability balances in comparison to the third quarter of 2025. As reflected in Table 3 for the quarter, the favorable net interest income impacts of the volume increase in average interest-earning asset balances of $8.2 million, the increase in the yield on average interest-earning assets of $2.9 million and the decrease in the rate paid on average interest-bearing liabilities of $6.2 million were partially offset by the volume increase in average interest-bearing liability balances of $1.8 million. Net interest margin of 3.54% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.56% for the third quarter of 2026 increased 24 basis points and 23 basis points, respectively, compared to the prior year period.

Net interest income totaled $417.4 million for the first nine months of 2026 compared to $373.1 million for the first nine months of 2025. As shown in Table 2b, September YTD fully tax-equivalent net interest income, a non-GAAP measure, of $420.2 million increased $44.4 million from the prior year period. The September YTD increase was driven by an 8 basis point increase in the yield on average interest-earning assets, a $764.8 million increase in average interest-earning asset balances and an 18 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $511.8 million increase in average interest-bearing liability balances. As reflected in Table 3 for September YTD, the favorable net interest income impacts of the volume increase in average interest-earning asset balances of $26.4 million, the increase in the yield on average interest-earning assets of $8.5 million and the decrease in the rate paid on average interest-bearing liabilities of $16.1 million were partially offset by the volume increase in average interest-bearing liability balances of $6.6 million. Net interest margin of 3.48% and fully tax-equivalent net interest margin, a non-GAAP measure, of 3.50% for the September YTD 2026 period increased 22 basis points and 21 basis points, respectively, compared to the prior year period.

The 8 basis point increase in the average yield on interest-earning assets for the quarter was the result of increases in the yield on both average loans and average investments, including cash equivalents, due in part to the sale of lower-yielding U.S. Treasury securities in August 2026. The yield on average loans for the third quarter increased 1 basis point compared to the third quarter of 2025. The increase in loan yields was reflective of an increase in the proportion of higher rate loan originations over recent periods. The yield on average investments for the third quarter, including cash equivalents, increased 2 basis points. The 8 basis point increase in the average yield on interest-earning assets for the September YTD period was driven by the same factors, with a 5 basis point increase in the yield on average loans and a 1 basis point increase in the yield on average investments, including cash equivalents, when compared with the prior year period.

The third quarter and YTD average book balance of investments, including cash equivalents, decreased $32.9 million and increased $71.6 million, respectively, as compared to the corresponding prior year period, with the YTD change reflecting the impact of the ClearPoint acquisition in the second quarter of 2026 and purchases of held-to-maturity government agency mortgage-backed securities, partially offset by investment sales, maturities, calls and principal payments during the period, while the quarterly change was primarily driven by investment sales, maturities, calls and principal payments. The cash equivalents component of average interest-earning assets increased $43.4 million and $68.0 million for the third quarter and September YTD periods, respectively, compared to the corresponding prior year periods. Average loan balances increased $730.1 million for the quarter and $693.2 million YTD as compared to the prior year, with increases in all five major loan portfolios between both periods primarily due to organic growth.

The rate paid on average interest-bearing liabilities decreased 21 basis points compared to the prior year quarter as the average rate paid on interest-bearing deposits decreased 19 basis points and the average rate paid on external borrowings decreased 13 basis points from the comparable prior period. For the first nine months of 2026, the rate paid on average interest-bearing liabilities decreased 18 basis points as the rate paid on average interest-bearing deposits decreased 15 basis points and the average rate paid on external borrowings decreased 4 basis points. The decrease in the rate paid on average interest-bearing deposits and changes in the rate paid on average borrowings were due to market-related interest rate changes between the periods, as well as a decrease in the proportion of term borrowings because of principal paydowns and maturities and overnight borrowings due in part to the paydown of those borrowings from the proceeds of the investment securities sale in August 2026.

Average interest-bearing deposits increased $568.2 million compared to the prior year quarter and $708.2 million compared to the prior YTD period, including increases in demand deposits, interest checking, savings, and money market and a decrease in time deposits for both periods. These increases were also driven by total deposits of $663.8 million added through the Santander and ClearPoint acquisitions. The average borrowing balance, which primarily includes borrowings at the Federal Home Loan Banks of New York, Boston, and Indianapolis (collectively, “FHLB”) and securities sold under agreement to repurchase (customer repurchase agreements), decreased $154.0 million for the quarter and $196.5 million for the September YTD period.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a FTE basis using a marginal income tax rate of 25.1% in 2026 and 2025. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan interest income and yields include amortization of deferred loan income and costs, loan prepayment, late and other fees and the amortization or accretion of acquired loan purchase discounts and premiums, decreasing loan interest income by $7.3 million for the third quarter and $21.3 million for September YTD period. Average loan balances include acquired loan purchase discounts and premiums, nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$89,940	$786	3.47%	$46,550	$460	3.92%
Taxable investment securities (1)	4,150,509	20,867	1.99%	4,268,660	21,567	2.00%
Nontaxable investment securities (1)	455,563	4,066	3.54%	413,663	3,426	3.29%
Loans (net of unearned discount) (2)	11,394,304	163,540	5.69%	10,664,241	152,710	5.68%
Total interest-earning assets	16,090,316	189,259	4.67%	15,393,114	178,163	4.59%
Noninterest-earning assets	1,539,341			1,361,981
Total assets	$17,629,657			$16,755,095

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$8,702,909	23,225	1.06%	$8,086,979	23,150	1.14%
Time deposits	2,041,082	14,801	2.88%	2,088,861	17,570	3.34%
Customer repurchase agreements	177,119	673	1.51%	187,845	662	1.40%
Overnight borrowings	114,782	1,135	3.92%	151,495	1,733	4.54%
FHLB and other borrowings	425,398	4,871	4.54%	531,979	6,003	4.48%
Total interest-bearing liabilities	11,461,290	44,705	1.55%	11,047,159	49,118	1.76%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,887,344			3,640,964
Other liabilities	223,495			185,856
Shareholders' equity	2,057,528			1,881,116
Total liabilities and shareholders' equity	$17,629,657			$16,755,095

Net interest earnings (FTE) (non-GAAP)		$144,554			$129,045

Net interest spread			3.09%			2.81%
Net interest spread (FTE) (non-GAAP)			3.12%			2.83%
Net interest margin			3.54%			3.30%
Net interest margin (FTE) (non-GAAP)			3.56%			3.33%

Fully tax-equivalent adjustment (non-GAAP) (3)		$1,010			$880

(1)Averages for investment securities are based on amortized cost basis and the yields do not give effect to changes in fair value that is reflected as a component of noninterest-earning assets, shareholders’ equity and deferred taxes.

(2)Includes nonaccrual loans. The impact of interest and fees not recognized on nonaccrual loans was immaterial.

(3)The FTE adjustment represents taxes that would have been paid had nontaxable investment securities and loans been fully taxable.

Table 2b: Quarterly Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$180,017	$4,825	3.58%	$111,988	$3,570	4.26%
Taxable investment securities (1)	4,238,588	63,647	2.01%	4,246,049	64,006	2.02%
Nontaxable investment securities (1)	427,938	11,078	3.46%	416,888	10,334	3.31%
Loans (net of unearned discount) (2)	11,201,775	475,791	5.68%	10,508,578	442,556	5.63%
Total interest-earning assets	16,048,318	555,341	4.63%	15,283,503	520,466	4.55%
Noninterest-earning assets	1,525,447			1,312,718
Total assets	$17,573,765			$16,596,221

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$8,748,826	69,920	1.07%	$8,027,605	65,896	1.10%
Time deposits	2,108,991	46,861	2.97%	2,121,987	54,747	3.45%
Customer repurchase agreements	193,894	2,079	1.43%	226,040	2,315	1.37%
Overnight borrowings	47,018	1,380	3.93%	75,377	2,566	4.55%
FHLB and other borrowings	437,907	14,948	4.56%	573,854	19,159	4.46%
Total interest-bearing liabilities	11,536,636	135,188	1.57%	11,024,863	144,683	1.75%
Noninterest-bearing liabilities:
Noninterest checking deposits	3,797,338			3,561,663
Other liabilities	204,198			175,429
Shareholders' equity	2,035,593			1,834,266
Total liabilities and shareholders' equity	$17,573,765			$16,596,221

Net interest earnings (FTE) (non-GAAP)		$420,153			$375,783

Net interest spread			3.04%			2.78%
Net interest spread (FTE) (non-GAAP)			3.06%			2.80%
Net interest margin			3.48%			3.26%
Net interest margin (FTE) (non-GAAP)			3.50%			3.29%

Fully tax-equivalent adjustment (non-GAAP) (3)		$2,753			$2,658

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

Table 3: Rate/Volume

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	versus September 30, 2025			versus September 30, 2025
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest earned on:
Cash equivalents	$384	$(58)	$326	$1,895	$(640)	$1,255
Taxable investment securities	(594)	(106)	(700)	(112)	(247)	(359)
Nontaxable investment securities	362	278	640	279	465	744
Loans (net of unearned discount)	10,477	353	10,830	29,413	3,822	33,235
Total interest-earning assets (2)	8,166	2,930	11,096	26,363	8,512	34,875

Interest paid on:
Interest checking, savings and money market deposits	1,699	(1,624)	75	5,801	(1,777)	4,024
Time deposits	(394)	(2,375)	(2,769)	(333)	(7,553)	(7,886)
Customer repurchase agreements	(39)	50	11	(341)	105	(236)
Overnight borrowings	(384)	(214)	(598)	(868)	(318)	(1,186)
FHLB and other borrowings	(1,218)	86	(1,132)	(4,631)	420	(4,211)
Total interest-bearing liabilities (2)	1,788	(6,201)	(4,413)	6,557	(16,052)	(9,495)

Net interest earnings (FTE) (non-GAAP) (2)	$6,007	$9,502	$15,509	$19,336	$25,034	$44,370
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of such change in each component.
(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Revenues

The Company generates four primary types of noninterest revenue: 1) general banking services related to deposits and loans, including mortgage banking, customer interest rate swap fees, commercial real estate (“CRE”) financing and structuring fees, and other core customer activities, all of which are typically provided through the branch network, commercial banking offices, mortgage loan originators, and digital banking channels (performed by CBNA); 2) employee benefit trust, collective investment fund, transfer agency, actuarial, benefit plan administration and recordkeeping services (performed by BPAS and its subsidiaries); 3) wealth management services, comprised of trust services (performed by the Nottingham Trust and ClearPoint Trust divisions within CBNA), broker-dealer and investment advisory products and services (performed by Nottingham Investment Services, Inc. (“NISI”) and Nottingham Wealth Partners, Inc.) and asset management services (performed by Nottingham Advisors, Inc.), collectively referred to as Nottingham Financial Group; and 4) insurance and risk management products and services (performed by OneGroup). Additionally, the Company has other transactions that impact noninterest revenues, including realized and unrealized gains or losses on investment securities and gains or losses on equity method investments.

Table 4: Noninterest Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2026	2025	2026	2025
Employee benefit services	$36,402	$34,408	$105,851	$99,410
Insurance services	14,611	14,137	40,392	41,726
Wealth management services	12,384	8,946	33,119	27,491
Deposit service charges and fees	8,540	8,316	25,588	24,009
Debit interchange and ATM fees	7,552	6,874	21,913	20,006
Mortgage banking	1,363	1,180	3,654	3,150
Other banking revenues	5,007	4,790	14,407	13,159
(Loss) gain on investment securities	(2,916)	236	1,393	480
Gain from equity method investments	804	0	15	0
Total noninterest revenues	$83,747	$78,887	$246,332	$229,431

Noninterest revenues/total revenues	36.8%	38.1%	37.1%	38.1%
Operating noninterest revenues/operating revenues (FTE basis) (non-GAAP) (1)	37.5%	37.9%	36.8%	37.9%
(1)	Operating noninterest revenues, a non-GAAP measure, excludes gain (loss) on investment securities from total noninterest revenues. Operating revenues, a non-GAAP measure, is defined as net interest income on a FTE basis plus noninterest revenues, excluding gain (loss) on investment securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As displayed in Table 4, noninterest revenues totaled $83.7 million for the third quarter of 2026 and $246.3 million for the first nine months of 2026. This represents an increase of $4.9 million, or 6.2%, for the quarter and an increase of $16.9 million, or 7.4%, in comparison to the equivalent 2025 periods. The Company recognized a $3.0 million loss on sales of investment securities during the third quarter of 2026, with the proceeds used to repay higher cost overnight borrowings. The Company also recognized a $4.4 million gain on equity securities during the September YTD period, including a $3.3 million gain associated with the sale of a limited partnership investment and a $0.9 million gain associated with the conversion of certain Visa Class B shares to Visa Class C shares. Operating noninterest revenues, a non-GAAP measure as defined in the table above, totaled $86.7 million and $244.9 million for the third quarter of 2026 and September YTD periods, respectively, an increase of $8.0 million, or 10.2%, from the prior year’s third quarter and $16.0 million, or 7.0%, from the prior September YTD period.

Employee benefit services revenues increased $2.0 million, or 5.8%, and $6.4 million, or 6.5%, for the three and nine months ended September 30, 2026, respectively, as compared to the equivalent prior year periods. The increases were driven by revenue growth in the recordkeeping and third-party administration services business line due primarily to higher average market values of assets under administration and in part to incremental revenue growth from acquisitions.

Insurance services revenues increased $0.5 million, or 3.4%, and decreased $1.3 million, or 3.2%, for the three and nine months ended September 30, 2026, respectively, with the quarterly increase due to revenue growth from acquisitions while the YTD decrease was primarily due to decreases in contingent commission revenues.

Wealth management services revenues increased $3.4 million, or 38.4%, and $5.6 million, or 20.5%, for the three and nine months ended September 30, 2026, respectively, reflective of higher average market values of assets under management and incremental revenue growth from the ClearPoint acquisition completed in the second quarter of 2026.

Banking noninterest revenues increased $1.3 million, or 6.2%, between the third quarter of 2025 and 2026 and increased $5.2 million, or 8.7%, between the first nine months of 2025 and 2026. Deposit service charges and fees increased $0.2 million, or 2.7%, and $1.6 million, or 6.6%, compared to the prior year third quarter and September YTD periods, respectively. Other banking revenues for the third quarter increased $0.2 million, or 4.5%, compared to the prior year third quarter and increased $1.2 million, or 9.5%, for the September YTD period, driven by increases in CRE financing and structuring fees and commercial swap fees. Debit interchange and ATM fees increased $0.7 million, or 9.9%, for the third quarter and $1.9 million, or 9.5%, for the September YTD period. Mortgage banking revenues increased $0.2 million, or 15.5% for the third quarter and $0.5 million, or 16.0%, for the September YTD period. The increases in banking noninterest revenues were due in part to incremental revenue from the Santander acquisition completed in 2025.

The ratio of noninterest revenues to total revenues was 36.8% for the third quarter of 2026 and 37.1% for the first nine months of 2026, compared to 38.1% for the prior year’s third quarter and September YTD periods, respectively. The quarterly decrease was due to net interest income increasing 12.0% while noninterest revenues increased 6.2%. The YTD decrease was due to net interest income increasing 11.9% for September YTD while noninterest revenues increased 7.4%. Net interest income growth was augmented by earning asset growth and net interest margin expansion in the current year, in large part due to market interest rate trends and balance sheet mix changes.

The ratio of operating noninterest revenues to operating revenues (FTE), a non-GAAP measure as defined in the table above, was 37.5% for the quarter and 36.8% for September YTD, compared to 37.9% for the respective prior year periods. The decreases between the quarterly and YTD periods were due to a 12.0% and 11.8% increase, respectively, in fully tax-equivalent net interest income, a non-GAAP measure, while operating noninterest revenues, a non-GAAP measure, increased 10.2% and 7.0%, respectively.

Noninterest Expenses

Table 5 below sets forth the quarterly results of the major noninterest expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Noninterest Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2026	2025	2026	2025
Salaries and employee benefits	$83,945	$76,532	$246,698	$231,995
Data processing and communications	21,597	19,119	59,154	51,940
Occupancy and equipment	14,035	11,419	42,802	35,603
Business development and marketing	2,395	4,585	7,486	11,716
Legal and professional fees	4,884	4,469	14,268	13,686
Amortization of intangible assets	4,325	3,258	12,979	10,109
Acquisition expenses	206	747	870	815
Acquisition-related contingent consideration adjustments	0	0	(103)	0
Restructuring expenses	0	0	0	1,525
Litigation accrual	0	0	335	(50)
Other	9,643	8,190	27,310	25,372
Total noninterest expenses	$141,030	$128,319	$411,799	$382,711

Efficiency ratio	62.0%	62.0%	62.0%	63.5%
Operating efficiency ratio (non-GAAP)(1)	59.0%	59.9%	59.8%	61.2%
(1)	Operating efficiency ratio, a non-GAAP measure, is calculated as operating noninterest expenses as total noninterest expenses less litigation accrual, acquisition expenses, acquisition-related contingent consideration adjustments, restructuring expenses, and amortization of intangible assets divided by net interest income on an FTE basis plus noninterest revenues excluding gain (loss) on investment securities. See Table 14 for Reconciliation of GAAP to Non-GAAP Measures.

As shown in Table 5, the Company recorded noninterest expenses of $141.0 million for the third quarter of 2026 and $411.8 million for the September YTD period, representing an increase of $12.7 million, or 9.9%, and $29.1 million, or 7.6%, from the respective prior year periods. The change was primarily attributable to an increase in salaries and employee benefits (an increase of $7.4 million for the quarter and $14.7 million YTD), data processing and communications (an increase of $2.5 million for the quarter and $7.2 million YTD), and occupancy and equipment (an increase of $2.6 million for the quarter and $7.2 million YTD). The remaining change to noninterest expenses is attributable to other expenses (an increase of $1.4 million for the quarter and $1.9 million YTD), amortization of intangible assets (an increase of $1.1 million for the quarter and $2.9 million YTD), business development and marketing (a decrease of $2.2 million for the quarter and $4.2 million YTD), acquisition expenses (a decrease of $0.5 million for the quarter and an increase of $0.1 million YTD), legal and professional fees (an increase of $0.4 million for the quarter and $0.6 million YTD), litigation accrual (an increase of $0.4 million YTD), and restructuring expenses (a decrease of $1.5 million YTD).

The increase in salaries and benefits expense for the quarter was primarily driven by incremental costs associated with acquisitions completed between the periods, higher performance-based incentive compensation, increased employee medical costs and annual merit-based increases. Data processing increases were reflective of the Company’s continued investment in customer-facing and back-office technologies, including artificial intelligence applications and other workflow efficiency initiatives. The increase also reflected a one-time $0.8 million consulting expense related to the renegotiation of a debit card processor contract, which is expected to generate future cost savings. Increases in occupancy and equipment expenses were primarily due to incremental costs associated with the opening of de novo bank branches and regional headquarters and the Santander branch acquisition. Amortization of intangible assets increased primarily due to the Santander and ClearPoint acquisitions. The decrease in acquisition expenses was driven by the transaction-related costs associated with the ClearPoint and Santander acquisitions in prior periods compared to limited acquisition activity in the third quarter of 2026. The decreases in business development and marketing expenses was attributable to the Company’s efforts to more selectively allocate marketing resources toward channels with higher expected returns.

The Company’s efficiency ratio was 62.0% for the third quarter of 2026, consistent with the comparable quarter of 2025. This resulted from total revenues increasing 9.8%, primarily due to higher net interest income, while total noninterest expenses increased 9.9% due to the factors noted above. The efficiency ratio for September YTD of 62.0% was 1.5 percentage points favorable to the prior September YTD period, resulting from total revenues increasing 10.2% while total noninterest expenses increased 7.6%.

The Company’s operating efficiency ratio, a non-GAAP measure as defined in the table above, was 59.0% for the third quarter, 0.9 percentage points favorable to the comparable quarter of 2025. This resulted from operating revenues (FTE), a non-GAAP measure as defined in Table 5, increasing 11.3% while operating noninterest expenses, a non-GAAP measure as described above, increased 9.8%. The Company’s operating efficiency ratio, a non-GAAP measure, of 59.8% for the September YTD period was 1.4 percentage points favorable to the comparable period of 2025, a result of operating revenues (FTE), a non-GAAP measure as defined in Table 5, increasing 10.0% while operating noninterest expenses, a non-GAAP measure as described above, increased 7.4%.

Income Taxes

The third quarter and September YTD effective income tax rate were 24.0% and 23.8%, respectively, as compared to 24.7% and 23.3% for the comparable periods of 2025. The increase in the September YTD effective income tax rate is primarily attributable to an increase pre-tax income and certain state income taxes. The third quarter and September YTD tax expense associated with the amortization of income tax credit investments was $0.8 million and $2.8 million, respectively, as compared to $2.9 million and $6.2 million for the comparable periods of 2025. In addition, the tax benefit associated with stock-based compensation for the third quarter of 2026 was immaterial and was $0.8 million for September YTD, as compared to a $0.1 million and $0.7 million tax benefit for the comparable periods of 2025. The effective tax rate adjusted to exclude the income tax impact of stock-based compensation and amortization of income tax credit investments for both the third quarter and YTD 2026 was 23.0%, as compared to 20.8% and 20.6% for the comparable periods of 2025. These increases reflect a decrease in federal income tax credits associated with the Company’s investment in tax credits generated by a solar energy producing company.

Investment Securities

The carrying value of investment securities (including unrealized gains and losses) was $4.12 billion at the end of the third quarter, a decrease of $286.6 million, or 6.5%, from December 31, 2025 and a decrease of $260.4 million, or 5.9%, from September 30, 2025. The book value of investment securities (excluding unrealized gains and losses) of $4.49 billion at the end of the third quarter decreased $190.1 million, or 4.1%, from December 31, 2025 and decreased $188.7 million, or 4.0%, from September 30, 2025. The decreases were primarily driven by the August 2026 sale of $296.8 million of lower-yielding available-for-sale U.S. Treasury securities, partially offset by the acquisition of $118.2 million of investment securities obtained through the ClearPoint acquisition. Exclusive of the investments acquired from ClearPoint, during the first nine months of 2026, the Company purchased $49.5 million of U.S. government agency mortgage-backed securities with an average yield of 5.13%, which the Company classified as held-to-maturity. These additions were offset by $376.1 million of investment sales, maturities, calls and principal payments during the first nine months of 2026. Additionally, there was $29.0 million of net accretion of discounts on investment securities during the first nine months of 2026. The effective duration of the investment securities portfolio was 5.1 years at the end of the third quarter of 2026, as compared to 5.6 years at the end of the third quarter of 2025.

The change in the carrying value of investment securities is also impacted by the amount of net unrealized gains or losses. At September 30, 2026, the investment portfolio (excluding held-to-maturity investment securities) had a $367.7 million net unrealized loss, a $96.5 million increase from the $271.2 million net unrealized loss at December 31, 2025 and a $71.7 million increase from the $296.0 million net unrealized loss at September 30, 2025. These changes were principally driven by the increases in medium to long-term interest rates, as well as the volume and yields associated with the securities purchases, sales and maturities that occurred during the last 12 months.

The following table sets forth the carrying value of the Company’s investment securities portfolio:

Table 6: Investment Securities

	September 30,	December 31,	September 30,
(000's omitted)	2026	2025	2025
Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$1,887,800	$2,195,226	$2,177,910
Obligations of state and political subdivisions	391,475	391,917	385,441
Government agency mortgage-backed securities	259,172	278,885	286,249
Government agency collateralized mortgage obligations	8,767	4,401	4,837
Corporate debt securities	8,362	4,912	4,875
Total available-for-sale portfolio	2,555,576	2,875,341	2,859,312

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	1,190,854	1,168,487	1,160,978
Government agency mortgage-backed securities	302,394	285,679	281,330
Total held-to-maturity portfolio	1,493,248	1,454,166	1,442,308

Equity and Other Securities:
Equity securities without readily determinable fair value
Federal Home Loan Bank common stock	31,950	33,232	36,907
Federal Reserve Bank common stock	33,271	33,331	33,331
Other equity securities without readily determinable fair value	5,403	6,275	5,801
Total equity securities without readily determinable fair value	70,624	72,838	76,039
Equity securities with readily determinable fair value	691	4,414	2,905
Total equity and other securities	71,315	77,252	78,944

Total investment securities	$4,120,139	$4,406,759	$4,380,564

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

Loans

Loans ended the third quarter at $11.52 billion, $568.3 million, or 5.2%, higher than December 31, 2025 and $767.8 million, or 7.1%, higher than September 30, 2025 ending loans.

Mortgages on commercial property combined with general-purpose business lending to commercial, industrial, non-profit and governmental customers is characterized as the Company’s business lending activity. The business lending portfolio increased $524.0 million, or 11.2%, from September 30, 2025, and $454.0 million, or 9.6%, from December 31, 2025, driven by organic growth over both periods. As compared to December 31, 2025, multifamily increased $33.7 million, or 3.7%, business non-real estate loans, including commercial and industrial lending, increased $147.3 million, or 11.6%, non-owner occupied CRE increased $252.5 million, or 15.1%, and owner occupied CRE increased $20.5 million, or 2.4%. The Company’s non-owner occupied CRE exposure (including multifamily) remains diverse both geographically and by property type, and remains relatively low at 16% of total assets, 25% of total loans and 202% of total bank-level regulatory capital. CRE lending represents 72.6% of the total business lending portfolio at September 30, 2026, compared to 73.1% at December 31, 2025 and 73.5% at September 30, 2025. Other commercial and industrial lending represents the remaining 27.4% of total business lending at September 30, 2026, compared to 26.9% at December 31, 2025 and 26.5% at September 30, 2025. The Company’s largest non-owner occupied CRE lending concentration by property type is multifamily at 25.3% of total CRE lending, followed by commercial construction and office, at 11.4% and 10.5%, respectively. The Company’s largest owner occupied lending concentration by industry is retail trade at 6.7% of total CRE lending, followed by manufacturing and real estate rental and leasing that comprise 2.8% and 2.3%, respectively, of total CRE lending. These levels demonstrate the Company’s diversity in the lending portfolio, as there are no significant industry concentrations as noted above, and minimal geographic concentrations, as reflected by no metropolitan statistical area (“MSA”) accounting for more than 13% of the CRE portfolio and a very low level of CRE lending being conducted in major metropolitan areas. See Table 7 below for concentrations of CRE lending by borrower type and Table 8 below for concentrations of CRE by property location.

The business loan balance increases are reflective of continued high demand from customers, expansion of internal resources and proactive business development and pricing in the Company’s market areas, as well as the Company’s strong liquidity profile relative to competitors that creates opportunities to gain market share. The Company strives to generate growth in its business portfolio in a manner that adheres to its goals of maintaining strong credit quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this important product category. To assist business lending customers in managing their interest rate risk, the Company enters into interest rate swaps which have associated interest rate and credit risk; for additional detail on the Company’s use of interest rate swaps, see Note J beginning on page 32 of this Form 10-Q.

The following table presents the concentration by borrower type of the Company’s CRE loan balances as of September 30, 2026 and December 31, 2025.

Table 7: Concentrations of CRE Lending by Borrower Type

	September 30, 2026		December 31, 2025
	Amortized	Percentage of	Amortized	Percentage of
(000’s omitted, except percentages)	Cost	Total	Cost	Total
Non-owner occupied CRE by property type:
Multifamily	$951,265	25.3%	$917,586	26.5%
Commercial Construction	429,664	11.4%	297,038	8.6%
Office	397,087	10.5%	374,194	10.8%
Lodging	373,408	9.9%	332,943	9.6%
Retail	300,485	8.0%	268,329	7.8%
Warehouse/Industrial	155,175	4.1%	160,769	4.6%
Other Lessors of CRE	98,900	2.6%	173,451	5.1%
Nursing/Assisted Living	54,791	1.5%	52,373	1.5%
Residential Construction	3,570	0.1%	3,849	0.1%
All Other	109,887	2.9%	7,505	0.2%
Total non-owner occupied CRE	2,874,232	76.3%	2,588,037	74.8%

Owner occupied CRE by industry:
Retail Trade	251,931	6.7%	277,213	8.0%
Manufacturing	106,445	2.8%	70,735	2.0%
Real Estate Rental and Leasing	84,765	2.3%	91,600	2.6%
Health Care and Social Assistance	79,151	2.1%	78,529	2.3%
Other Services	73,412	1.9%	77,657	2.2%
Accommodation and Food Services	69,515	1.8%	41,398	1.2%
Arts, Entertainment and Recreation	68,822	1.8%	83,453	2.4%
Agriculture and Forestry	53,952	1.5%	51,081	1.5%
Construction	28,023	0.7%	18,974	0.5%
Wholesale Trade	21,676	0.6%	22,854	0.7%
Transportation and Warehousing	11,674	0.3%	10,583	0.3%
Professional, Scientific and Technical Services	10,140	0.3%	9,876	0.3%
Educational Services	7,977	0.2%	5,241	0.2%
All Other	24,847	0.7%	32,607	1.0%
Total owner occupied CRE	892,330	23.7%	871,801	25.2%

Total CRE	$3,766,562	100.0%	$3,459,838	100.0%

The following table presents the geographic concentrations of the Company’s CRE loan balances by property location (MSA) as of September 30, 2026 and December 31, 2025.

Table 8: Concentrations of CRE by Property Location

September 30, 2026	Multifamily CRE		Owner occupied CRE		Other Non-owner occupied CRE		Total CRE
(000’s omitted, except percentages)	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE
MSA:
Albany-Schenectady-Troy, NY	$103,902	2.8%	$107,600	2.9%	$252,225	6.7%	$463,727	12.4%
Burlington-South Burlington, VT	199,002	5.3%	54,474	1.4%	159,488	4.2%	412,964	10.9%
Buffalo-Cheektowaga, NY	104,560	2.8%	50,577	1.3%	133,258	3.5%	288,395	7.6%
Rochester, NY	36,964	1.0%	76,692	2.0%	172,686	4.6%	286,342	7.6%
Scranton Wilkes-Barre, PA	69,325	1.8%	61,858	1.6%	151,004	4.0%	282,187	7.4%
Syracuse, NY	18,083	0.5%	91,625	2.4%	155,198	4.1%	264,906	7.0%
Utica-Rome, NY	51,281	1.4%	42,870	1.1%	60,329	1.6%	154,480	4.1%
Boston-Cambridge-Newton, MA-NH	4,391	0.1%	3,235	0.1%	126,852	3.4%	134,478	3.6%
Allentown-Bethlehem-Easton, PA-NJ	1,485	0.0%	15,042	0.4%	99,391	2.6%	115,918	3.0%
Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	29,268	0.8%	8,222	0.2%	39,922	1.0%	77,412	2.0%
All Other MSA - NY(1)(2)	114,444	3.0%	64,635	1.7%	105,819	2.8%	284,898	7.5%
All Other MSA - PA(1)(2)	36,086	1.0%	57,166	1.5%	67,175	1.8%	160,427	4.3%
All Other MSA(1)	90,382	2.4%	65,556	1.7%	181,369	4.8%	337,307	8.9%

Non-MSAs:
NY	49,207	1.3%	154,351	4.1%	172,286	4.6%	375,844	10.0%
All Other Non-MSA	42,885	1.1%	38,427	1.3%	45,965	1.3%	127,277	3.7%
Total	$951,265	25.3%	$892,330	23.7%	$1,922,967	51.0%	$3,766,562	100.0%

December 31, 2025	Multifamily CRE		Owner occupied CRE		Other Non-owner occupied CRE		Total CRE
(000’s omitted, except percentages)	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE	Amortized Cost	Percentage of Total CRE
MSA:
Albany-Schenectady-Troy, NY	$97,325	2.8%	$102,096	3.0%	$250,237	7.2%	$449,658	13.0%
Burlington-South Burlington, VT	208,942	6.0%	33,426	1.0%	144,998	4.2%	387,366	11.2%
Rochester, NY	37,120	1.1%	98,468	2.8%	156,316	4.5%	291,904	8.4%
Buffalo-Cheektowaga, NY	106,187	3.1%	56,535	1.6%	121,919	3.5%	284,641	8.2%
Syracuse, NY	14,123	0.4%	80,427	2.3%	137,027	4.0%	231,577	6.7%
Scranton Wilkes-Barre, PA	70,371	2.0%	61,458	1.8%	94,771	2.7%	226,600	6.5%
Utica-Rome, NY	52,965	1.5%	42,916	1.2%	53,718	1.6%	149,599	4.3%
Glens Falls, NY	43,332	1.3%	2,405	0.1%	19,971	0.6%	65,708	2.0%
All Other MSA - NY(1)(2)	74,036	2.1%	63,606	1.8%	79,012	2.3%	216,654	6.2%
All Other MSA - PA(1)(2)	29,468	0.9%	62,222	1.8%	175,917	5.1%	267,607	7.8%
All Other MSA(1)	92,036	2.7%	64,397	1.9%	209,183	6.0%	365,616	10.6%

Non-MSAs:
NY	49,930	1.4%	157,146	4.5%	183,374	5.3%	390,450	11.2%
All Other Non-MSA	41,751	1.2%	46,699	1.4%	44,008	1.3%	132,458	3.9%
Total	$917,586	26.5%	$871,801	25.2%	$1,670,451	48.3%	$3,459,838	100.0%
(1)	The MSAs within these captions are individually less than 2% of total CRE exposure.
(2)	The MSAs within these captions include certain counties in adjacent states with a high degree of economic and social integration with the respective core city in New York or Pennsylvania.

Consumer mortgages increased $137.8 million, or 3.9%, from one year ago (including $4.1 million acquired in the Santander transaction) and increased $64.9 million, or 1.8%, from December 31, 2025, with the increases over both periods primarily representing organic growth, including the impact of certain secondary market sales of new volume production. The Company sold $23.1 million and $57.5 million of consumer mortgage production during the third quarter and September YTD periods, respectively, as compared to $32.6 million and $66.7 million in the comparable prior year periods. Over the past year, the Company produced organic growth in the consumer mortgage segment due to the Company’s competitive product offerings, recruitment of additional mortgage loan originators and proactive business development efforts, while also benefitting from the comparatively stable housing market conditions in the Company’s primary markets relative to the national environment. These factors more than offset the challenging conditions that existed due to rising market interest rates and low residential housing turnover levels. Home equity loans increased $38.8 million, or 7.6%, from one year ago (including $16.9 million acquired in the Santander transaction) and increased $15.9 million, or 3.0%, from December 31, 2025, in part a result of competitive pricing and lower levels of payoffs and paydowns related to consumer mortgage refinancing in a relatively high interest rate environment.

Consumer installment loans, both those originated directly in the branches and online (referred to as “consumer direct”) and indirectly in automobile, marine and recreational vehicle dealerships (referred to as “consumer indirect”), increased $67.3 million, or 3.3%, from one year ago (including $9.3 million acquired in the Santander transaction), and increased $33.5 million, or 1.6%, from December 31, 2025. The Company is focused on maintaining a profitable in-market and contiguous market indirect portfolio by providing competitive market offerings to its customers and pursuing the expansion of its dealer network. Consumer installment loans have historically provided attractive returns, and the Company strives to grow these key portfolios despite the strong competition from the financing subsidiaries of vehicle manufacturers and other financial intermediaries that have put pressure on pricing power.

Asset Quality

The following table sets forth the allocation of the allowance for credit losses by loan category as of the end of the periods indicated, as well as the proportional share of each category’s loan balance to total loans. This allocation is based on management’s assessment, at a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to change when the risk factors of each component part change. The allocation is not indicative of the specific amount of future net charge-offs that are projected for each of the loan categories, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. As shown in Table 9, total allowance for credit losses at the end of the third quarter was $92.0 million, an increase of $7.1 million, or 8.3%, from one year earlier and an increase of $4.1 million, or 4.7%, from the end of 2025.

Table 9: Allowance for Credit Losses by Loan Type

	September 30, 2026		December 31, 2025		September 30, 2025
(000’s omitted except for ratios)	Allowance for Credit Losses	Percent of Total Loan Balances	Allowance for Credit Losses	Percent of Total Loan Balances	Allowance for Credit Losses	Percent of Total Loan Balances
Business lending	$50,360	45.0%	$46,155	43.2%	$43,912	43.4%
Consumer mortgage	13,254	32.0%	14,005	33.0%	14,057	33.0%
Consumer indirect	20,598	16.4%	20,914	17.0%	20,320	17.1%
Consumer direct	5,166	1.8%	4,257	1.9%	4,129	1.8%
Home equity	1,642	4.8%	1,590	4.9%	1,526	4.7%
Unallocated	1,000	0.0%	1,000	0.0%	1,000	0.0%
Total	$92,020	100.0%	$87,921	100.0%	$84,944	100.0%

The consumer direct, consumer indirect and the business lending portfolios carry higher credit risk than the consumer mortgage and home equity portfolios and therefore the Company allocates a higher proportional allowance to these portfolios. The unallocated allowance is maintained for potential losses not captured in the specific allowance categories due to model imprecision. The unallocated allowance of $1.0 million at September 30, 2026 was consistent with December 31, 2025 and September 30, 2025.

Allowance for credit losses and loan net charge-off ratios are as follows:

Table 10: Loan Ratios

	September 30,	December 31,	September 30,
	2026	2025	2025
Allowance for credit losses/total loans	0.80%	0.80%	0.79%
Allowance for credit losses/nonperforming loans	152%	156%	152%
Nonaccrual loans/total loans	0.43%	0.45%	0.46%
Allowance for credit losses/nonaccrual loans	185%	178%	172%
Net charge-offs (annualized) to average loans outstanding (quarterly):
Business lending	0.23%	0.06%	0.03%
Consumer mortgage	0.01%	0.00%	0.00%
Consumer indirect	0.25%	0.29%	0.33%
Consumer direct(1)	0.74%	0.54%	0.97%
Home equity	0.00%	0.03%	0.07%
Total loans(2)	0.18%	0.09%	0.09%

(1)Excludes overdraft net charge-offs.

(2)Includes overdraft net charge-offs.

Net charge-offs during the third quarter of 2026 were $5.1 million, an increase of $2.6 million compared to the third quarter of 2025. The business lending and consumer mortgage portfolios experienced higher net charge-off levels compared with the third quarter of 2025 while the consumer installment and home equity portfolios were below the prior year level. The increase in net charge-offs from the prior year’s third quarter was primarily driven by $2.7 million of charge-offs recognized in the third quarter of 2026 on two individually assessed business lending relationships for which specific allowance allocations had previously been established. The total net charge-off ratio (net charge-offs annualized as a percentage of average loans outstanding for the quarter) for the third quarter was 0.18%, 9 basis points higher than the ratios for the fourth quarter of 2025 and the third quarter of 2025. The net charge-off ratio for the third quarter of 2026 for the home equity portfolio was below the Company’s average for the trailing eight quarters, while the net charge-off ratios for the business lending, consumer mortgage and consumer installment portfolios were above the Company’s average for the trailing eight quarters.

Other real estate owned (“OREO”) at September 30, 2026 was $7.3 million. This compares to $8.2 million at December 31, 2025 and $7.9 million at September 30, 2025. At September 30, 2026, OREO consisted of 33 residential properties with a total value of $1.8 million, 1 commercial lending relationship consisting of multiple properties with an aggregate value of $5.4 million and 1 commercial property with a value of $0.1 million. This compares to 42 residential properties with a total value of $2.9 million and 1 commercial lending relationship consisting of multiple properties with an aggregate value of $5.4 million at December 31, 2025, and 40 residential properties with a total value of $2.5 million and 1 commercial lending relationship consisting of multiple properties with an aggregate value of $5.4 million at September 30, 2025.

Approximately 27% of the nonperforming loans at September 30, 2026 were related to the business lending portfolio, which is comprised of business loans broadly diversified by geography, collateral category and industry. Of the nonperforming loans in the business lending portfolio, other commercial and industrial loans represents 55% of the balance, owner occupied CRE represents 31% of the balance, non-owner occupied CRE represents 9% of the balance, and multifamily represents 5% of the balance. Nonperforming business loans as a percentage of total loans decreased 11 basis points as compared to December 31, 2025 and was 15 basis points lower than September 30, 2025.

Approximately 65% of nonperforming loans at September 30, 2026 were comprised of consumer mortgages. Collateral values of residential properties within most of the Company’s market areas have generally remained stable or increased over the past several years. The general macroeconomic environment, including the unemployment rate, also remains relatively stable. This has contributed to the credit performance in the consumer mortgage loan portfolio remaining favorable. The remaining 8% of nonperforming loans relate to consumer installment and home equity loans, with home equity nonperforming loan levels being driven by the same factors that were identified for consumer mortgages. Nonperforming loan levels in the consumer installment category are typically lower than the other portfolios because they are generally charged off before they reach nonperforming status. The allowance for credit losses to nonperforming loans ratio, a general measure of coverage adequacy, was 152% at the end of the third quarter, as compared to 156% at year-end 2025 and 152% at September 30, 2025.

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

Delinquent loans (defined as loans 30 days or more past due or in nonaccrual status) as a percent of total loans was 1.16% at the end of the third quarter, 6 basis points above the 1.10% at year-end 2025 and 16 basis points above the 1.00% at September 30, 2025. The business lending delinquency ratio at the end of the third quarter of 0.58% was 4 basis points above the level of 0.54% at December 31, 2025 and 7 basis points above the level of 0.51% at September 30, 2025. The delinquency rates for the consumer mortgage and home equity loan portfolios increased as compared to the levels at December 31, 2025, while consumer installment decreased. The delinquency rates for consumer mortgage, home equity and consumer installment loan portfolios increased as compared to the levels at September 30, 2025, in part due to inflationary pressures on the consumer.

The Company recorded a $5.6 million provision for credit losses in the third quarter of 2026, consistent with the corresponding prior-year period. The YTD provision of $15.8 million was $0.6 million, or 3.5%, lower than in the corresponding prior-year period. The allowance for credit losses of $92.0 million as of September 30, 2026 increased $7.1 million from the level one year ago, primarily driven by a net reserve build in the business lending portfolio reflective of organic loan growth, including growth in larger commercial lending relationships and higher qualitative reserve factors related to those exposures, along with a moderate increase in delinquent loan balances. The allowance for credit losses to total loans ratio was 0.80% at September 30, 2026, which was consistent with the level at December 31, 2025 and 1 basis point higher than the level at September 30, 2025. Refer to Note E: Loans and Allowance for Credit Losses in the notes to the consolidated financial statements for a discussion of management’s methodology used to estimate the allowance for credit losses.

As of September 30, 2026, the net purchase discount related to the $663.6 million of remaining non-purchased credit deteriorated (“PCD”) loan balances purchased through acquisition transactions was approximately $12.4 million, or 1.9% of that portfolio.

Deposits

As shown in Table 11, average deposits of $14.63 billion in the third quarter were $814.5 million, or 5.9%, higher than the third quarter of 2025 and increased $319.9 million, or 2.2%, from the fourth quarter of 2025. On an ending basis, total deposits increased $478.0 million, or 3.3%, from December 31, 2025 and were $808.3 million, or 5.7%, higher than one year prior.

Average non-governmental deposits for the third quarter of 2026 increased $540.2 million, or 4.4%, versus the fourth quarter of 2025 and increased $957.1 million, or 8.1%, versus the year-earlier period. The increases from the prior year’s third and fourth quarters were primarily driven by higher average balances of consumer and business non-time deposits. The increases in both periods include the effects of $543.7 million and $120.1 million of deposit balances assumed as part of the Santander branch and ClearPoint acquisitions, respectively.

Average reciprocal deposits for the third quarter of 2026 increased $34.6 million, or 17.6%, versus the fourth quarter of 2025 and increased $64.9 million, or 39.2%, from the third quarter of 2025, primarily driven by an expansion of the Company’s reciprocal deposit relationship base and certain governmental customers moving from standard deposit products and customer repurchase agreements, a non-deposit product categorized as borrowings, to reciprocal deposit products.

Average governmental deposits for the third quarter decreased $254.8 million, or 13.1%, from the fourth quarter of 2025, driven by seasonal outflows of governmental deposits, and decreased $207.5 million, or 11.0%, from the third quarter of 2025. The decrease in average governmental deposits from the prior year’s third quarter was comprised of lower average governmental money market and time deposit balances, due in part to the Company striving to maintain disciplined pricing in highly competitive market conditions and certain governmental customers migrating to reciprocal deposit products. Average governmental deposits as a percentage of total average deposits decreased from 13.7% in the third quarter of 2025 to 11.5% in the third quarter of 2026.

Average noninterest checking deposits as a percentage of average total deposits was 26.6% in the third quarter compared to 25.9% in the fourth quarter of 2025 and 26.4% in the third quarter of 2025. Average non-maturity deposits represented 86.0% of the Company’s average deposit funding base in the third quarter of 2026 and time deposits represented 14.0% of total average deposits. In comparison, time deposits represented 15.1% of total average deposits during the third quarter of 2025 and 14.9% of total average deposits during the fourth quarter of 2025.

The quarterly average cost of deposits was 1.03% for the third quarter of 2026, compared to 1.17% in the third quarter of 2025 and 1.15% in the fourth quarter of 2025, reflective of the decrease in certain deposit interest rates, as well as the decrease in proportion of relatively higher-cost time deposits. The Company continues to focus on expanding its deposit relationship base through its competitive product offerings, high-quality customer service and market expansion initiatives.

The Company’s deposit base is well diversified across customer segments, which as of September 30, 2026 is comprised of approximately 56% consumer, 29% business, 13% governmental and 2% reciprocal, and broadly dispersed with an average consumer deposit balance per account of approximately $13,000 and average business deposit relationship of approximately $84,000, while the Company’s total average deposit balance per account is under $20,000. In addition, at the end of the quarter, 66% of the Company’s total deposit balances were in checking and predominantly low-rate savings accounts and the weighted-average age of the Company’s non-maturity deposit accounts was approximately 15 years.

The total estimated amount of deposits that exceeded the $250,000 insured limit provided by the Federal Deposit Insurance Corporation (“FDIC”), net of collateralized and intercompany deposits, was approximately $2.85 billion at September 30, 2026. This amount is determined by adjusting the amounts reported in the Bank Call Report by intercompany deposits, which do not represent deposits from external customers and are therefore eliminated in consolidation, and governmental deposits whose uninsured balances are collateralized by certain pledged investment securities. The Bank Call Report estimated uninsured deposit balances at September 30, 2026, reported gross, equaled $4.79 billion, which includes intercompany account balances of $239.0 million, and collateralized deposits of $1.70 billion. Estimated insured deposits, net of collateralized and intercompany deposits, represent 81% of ending total deposits at September 30, 2026. These estimates are based on the determination of known deposit account balances of each depositor and FDIC insurance guidelines.

Table 11: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000’s omitted)	2026	2025	2025
Noninterest checking deposits	$3,887,344	$3,702,200	$3,640,964
Interest checking deposits	3,104,022	3,012,487	2,913,860
Savings deposits	2,639,684	2,427,894	2,346,026
Money market deposits	2,959,203	3,030,459	2,827,093
Time deposits	2,041,082	2,138,368	2,088,861
Total deposits	$14,631,335	$14,311,408	$13,816,804

Nongovernmental deposits	$12,714,445	$12,174,277	$11,757,382
Governmental deposits	1,686,327	1,941,153	1,893,794
Reciprocal deposits	230,563	195,978	165,628
Total deposits	$14,631,335	$14,311,408	$13,816,804

Borrowings

Borrowings, excluding securities sold under agreement to repurchase, at the end of the third quarter of 2026 totaled $421.0 million. This was $37.8 million, or 8.2%, lower than borrowings at December 31, 2025 and $118.2 million, or 21.9%, below the balance at September 30, 2025. The decrease from the end of 2025 was attributable to a decrease in FHLB and other borrowings. The decrease from September 30, 2025 was comprised of a $67.9 million decrease in overnight borrowings and a $50.3 million decrease in FHLB and other borrowings. The decreases in FHLB and other borrowings were primarily due to the scheduled paydowns of amortizing advances. The decrease in overnight borrowings was due in part to the Company’s redeployment of cash from the sale of $296.8 million of lower-yielding available-for-sale U.S. Treasury securities.

Securities sold under agreement to repurchase, also referred to as customer repurchase agreements, represent collateralized governmental and commercial funding from customers that price and operate similar to a governmental deposit instrument, including the requirement to collateralize uninsured balances. Customer repurchase agreements were $215.0 million at the end of the third quarter of 2026, $16.1 million, or 7.0%, lower than December 31, 2025, and $9.1 million, or 4.1%, lower than September 30, 2025, driven by lower governmental balances due in part to certain customers transferring funds to the Company’s reciprocal deposit product offerings that generally provide full FDIC insurance coverage and therefore do not require collateralization.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity of $2.03 billion at the end of the third quarter of 2026 represents an increase of $24.6 million, or 1.2%, from the balance at December 31, 2025. The increase was primarily driven by net income of $179.9 million, partially offset by common stock dividends declared of $74.9 million, a $57.5 million decrease in the after-tax market value adjustment on investments and $31.8 million of common stock repurchased as part of the Company’s publicly announced stock repurchase program. Over the past 12 months, total shareholders’ equity increased $91.6 million, or 4.7%, as net income, the issuance of common stock in association with the employee stock plans and adjustments to the overfunded status of the Company’s employee retirement plans more than offset common stock dividends declared, decreases in the after-tax market value adjustment on investments and cash flow hedging instruments, and common stock repurchased.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2026 was 41.6%, compared to 47.0% for the first nine months of 2025. The decrease in the dividend payout ratio was due to the 15.3% growth in YTD net income compared to last year significantly exceeding the 2.0% increase in dividends declared for the same periods. The Company’s quarterly dividend per share was raised from $0.47 to $0.49 in the third quarter of 2026, an increase of 4.3% compared to one year earlier, while total shares outstanding decreased 0.5% due to common stock repurchases between the periods, partially offset by issuances from the Company’s employee stock plans. The $0.02 increase in the quarterly dividend declared in the third quarter marked the 34th consecutive year of dividend increases for the Company.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s dividend paying ability and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets and certain liabilities and off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about the treatment of component items, asset risk weightings, and other factors.

The Company and the Bank are required to maintain a “capital conservation buffer”, composed entirely of common equity Tier 1 capital, in addition to minimum risk-based capital ratios. The required capital conservation buffer is 2.5% as of September 30, 2026, December 31, 2025 and September 30, 2025. Therefore, to satisfy both the PCA adequately capitalized risk-based capital ratios and the capital conservation buffer as of those dates, the Company and the Bank must maintain:

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

As of September 30, 2026, December 31, 2025 and September 30, 2025, the Company and Bank meet all applicable capital adequacy requirements to be considered “well capitalized”. As of September 30, 2026, December 31, 2025 and September 30, 2025, the regulatory capital ratios for the Company and Bank are presented below.

Table 12: Regulatory Ratios

	September 30, 2026		December 31, 2025		September 30, 2025
	Community		Community		Community
	Financial	Community	Financial	Community	Financial	Community
	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.	System, Inc.	Bank, N.A.
Tier 1 leverage ratio	9.37%	7.98%	9.21%	7.85%	9.46%	8.09%
Common equity Tier 1 capital ratio	13.73%	11.73%	14.04%	12.02%	14.53%	12.50%
Tier 1 risk-based capital ratio	13.73%	11.73%	14.04%	12.02%	14.53%	12.50%
Total risk-based capital ratio	14.53%	12.54%	14.85%	12.84%	15.34%	13.32%

The Company’s tier 1 leverage ratio was 9.37% at the end of the third quarter, an increase of 16 basis points from December 31, 2025 and a decrease of 9 basis points from its level one year earlier. The increase in the Tier 1 leverage ratio in comparison to December 31, 2025 was the result of ending shareholders’ equity, minus intangibles net of deferred tax liabilities associated with intangibles (“net intangibles”) and excluding other comprehensive income or loss items, increasing 4.4%, while average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, increased a lesser 2.7%. The Tier 1 leverage ratio decreased compared to the prior year’s third quarter as shareholders’ equity, excluding net intangibles and other comprehensive income or loss items, increased 3.7%, while average assets, excluding net intangibles and the market value adjustment, increased a greater 4.8%. The increases in shareholders’ equity, excluding other comprehensive income or loss items and minus net intangibles, were primarily a result of net earnings retention more than offsetting increased intangible asset levels and common share repurchases, while the increases in average assets, excluding intangibles and the market value adjustment on available-for-sale investment securities, were primarily driven by organic loan growth and the Santander and ClearPoint acquisitions.

The shareholders’ equity-to-assets ratio was 11.42% at the end of the third quarter of 2026 compared to 11.59% at December 31, 2025 and 11.43% at September 30, 2025. The tangible equity-to-tangible assets ratio, a non-GAAP measure, of 6.57% decreased 18 basis points from December 31, 2025 and decreased 16 basis points from September 30, 2025. The decrease in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from one year prior was driven by a $25.6 million, or 2.4%, increase in tangible equity, a non-GAAP measure, while tangible assets, a non-GAAP measure, increased $764.2 million, or 4.7%. The decrease in the tangible equity-to-tangible assets ratio, a non-GAAP measure, from December 31, 2025 was driven by a $1.5 million, or 0.1%, increase in tangible equity, a non-GAAP measure, while tangible assets, a non-GAAP measure, increased $461.6 million, or 2.8%. The increases in tangible equity, a non-GAAP measure, were mainly due to net earnings retention, partially offset by an increase in accumulated other comprehensive loss related to the investment securities portfolio, higher intangible levels and common stock repurchases. The increase in tangible assets, a non-GAAP measure, as compared to one year prior was reflective of organic loan growth and the Santander branch and ClearPoint acquisitions, with these two transactions also driving the increase in intangible assets. During the first nine months of 2026, the increase in tangible assets, a non-GAAP measure, was driven by organic loan growth and the ClearPoint acquisition. See Table 14 for Reconciliation of Quarterly GAAP to Non-GAAP Measures.

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

Given the uncertain nature of the Company’s customers' demands, as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on and off-balance sheet funds available that can be utilized when needed. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as borrowings from the FHLB and the Federal Reserve Bank (“FRB”) and credit lines from correspondent banks. Other funding alternatives may also be appropriate from time to time, including wholesale and customer repurchase agreements, large certificates of deposit, and the brokered CD market. The primary sources of funds are deposits, which totaled $14.87 billion at September 30, 2026. The primary sources of non-deposit funds are customer repurchase agreements, FHLB and FRB term borrowings and overnight advances. At September 30, 2026, there were $215.0 million of customer repurchase agreements, $421.0 million of FHLB term borrowings outstanding and no overnight borrowings.

The Company’s primary sources of available liquidity include unrestricted cash and cash equivalents, borrowing capacity at the FHLB and FRB, and net unpledged investment securities that could be sold, subject to market conditions, or used to collateralize additional funding. Table 13 below details the available sources of liquidity at September 30, 2026. In addition, there was $75.0 million available in unsecured lines of credit with correspondent banks at September 30, 2026. The Company’s sources of immediately available liquidity of $6.52 billion as of September 30, 2026 represent approximately 229% of the Company’s estimated uninsured deposits (deposits in excess of FDIC limits), net of collateralized and intercompany deposits (“net estimated uninsured deposits”), estimated to be approximately $2.85 billion.

Table 13: Sources of Liquidity

	September 30,	December 31,	September 30,
(000's omitted)	2026	2025	2025
Unrestricted cash and cash equivalents	$419,876	$286,995	$230,487
FHLB borrowing capacity	1,624,867	1,576,124	1,456,787
FRB borrowing capacity	2,959,602	2,776,607	2,757,511
Net unpledged investment securities	1,517,447	2,177,896	1,754,153
Total sources of liquidity	$6,521,792	$6,817,622	$6,198,938

Net estimated uninsured deposits	$2,849,490	$2,739,971	$2,578,450

Total sources of liquidity/net estimated uninsured deposits	229%	249%	240%

To measure intermediate risk over the next twelve months, the Company produces and reviews a liquidity sources and uses projection. As of September 30, 2026, sufficient liquidity is available over the next year to cover projected cash outflows. In addition, stress tests on the cash flows are performed for various scenarios ranging from high probability events with a low impact on the liquidity position to low probability events with a high impact on the liquidity position. The results of the stress tests as of September 30, 2026 indicate the Company has sufficient sources of liquidity for the next year in all simulated stressed scenarios.

To measure longer-term liquidity, a baseline projection of growth in interest-earning assets and interest-bearing liabilities for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

The possibility of a funding crisis exists at all financial institutions. A funding crisis would most likely result from a shock to the financial system which disrupts orderly short-term funding operations or from a significant tightening of monetary policy that limits the national money supply. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Board of Directors (the “Board”) and the Company’s ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis. Triggers within the plan and liquidity risk monitor are not by themselves definitive indicators of insufficient liquidity, but rather a mechanism for management to monitor conditions and possibly provide advance warning which could avert or reduce the impact of a crisis. Liquidity triggers are set based on a variety of factors, including Company history, trends, and current operating performance, industry observations, and, as warranted, changes in internal and external economic factors. Indicators include: core liquidity and funding needs such as the core basic surplus, unencumbered securities to average assets, and free FHLB and FRB loan collateral to average assets; heightened funding needs indicators such as average loans to average deposits, average governmental and nongovernmental deposits to total funding, and average borrowings to total funding; capital at risk indicators including regulatory ratios; asset quality indicators; and decrease in funds availability indicators which are a combination of internal and external risk factors that could result in increased restrictions on borrowing or indicate a downturn in the credit market. The Company has established three risk levels for these liquidity triggers that inform the response based on the severity of the circumstances. Responses vary from an assessment of possible funding deficiencies with no impact on normal business operations to immediate action being required due to impending funding deficiencies. For more information regarding the risk factor associated with the possibility of a funding crisis, refer to the discussion under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on February 27, 2026.

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

Reconciliation of GAAP to Non-GAAP Measures

Table 14: GAAP to Non-GAAP Reconciliations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2026	2025	2026	2025
Operating pre-tax, pre-provision net revenue (non-GAAP)
Net income (GAAP)	$61,304	$55,088	$179,856	$156,033
Income taxes	19,397	18,081	56,274	47,441
Income before income taxes	80,701	73,169	236,130	203,474
Provision for credit losses	5,560	5,564	15,803	16,371
Pre-tax, pre-provision net revenue (non-GAAP)	86,261	78,733	251,933	219,845
Acquisition expenses	206	747	870	815
Acquisition-related contingent consideration adjustments	0	0	(103)	0
Restructuring expenses	0	0	0	1,525
Litigation accrual	0	0	335	(50)
Loss (gain) on investment securities	2,916	(236)	(1,393)	(480)
Amortization of intangible assets	4,325	3,258	12,979	10,109
Operating pre-tax, pre-provision net revenue (non-GAAP)	$93,708	$82,502	$264,621	$231,764

Operating pre-tax, pre-provision net revenue per share (non-GAAP)
Diluted earnings per share (GAAP)	$1.16	$1.04	$3.39	$2.94
Income taxes	0.36	0.34	1.06	0.89
Income before income taxes	1.52	1.38	4.45	3.83
Provision for credit losses	0.12	0.11	0.30	0.31
Pre-tax, pre-provision net revenue per share (non-GAAP)	1.64	1.49	4.75	4.14
Acquisition expenses	0.00	0.01	0.02	0.02
Acquisition-related contingent consideration adjustments	0.00	0.00	0.00	0.00
Restructuring expenses	0.00	0.00	0.00	0.03
Litigation accrual	0.00	0.00	0.01	0.00
Loss (gain) on investment securities	0.05	0.00	(0.03)	(0.01)
Amortization of intangible assets	0.08	0.06	0.24	0.19
Operating pre-tax, pre-provision net revenue per share (non-GAAP)	$1.77	$1.56	$4.99	$4.37

Operating net income (non-GAAP)
Net income (GAAP)	$61,304	$55,088	$179,856	$156,033
Acquisition expenses	206	747	870	815
Tax effect of acquisition expenses	(47)	(155)	(200)	(168)
Subtotal (non-GAAP)	61,463	55,680	180,526	156,680
Acquisition-related contingent consideration adjustments	0	0	(103)	0
Tax effect of acquisition-related contingent consideration adjustments	0	0	24	0
Subtotal (non-GAAP)	61,463	55,680	180,447	156,680
Restructuring expenses	0	0	0	1,525
Tax effect of restructuring expenses	0	0	0	(314)
Subtotal (non-GAAP)	61,463	55,680	180,447	157,891
Litigation accrual	0	0	335	(50)
Tax effect of litigation accrual	0	0	(77)	10
Subtotal (non-GAAP)	61,463	55,680	180,705	157,851
Loss (gain) on investment securities	2,916	(236)	(1,393)	(480)
Tax effect of loss (gain) on investment securities	(671)	49	320	99
Subtotal (non-GAAP)	63,708	55,493	179,632	157,470
Amortization of intangible assets	4,325	3,258	12,979	10,109
Tax effect of amortization of intangible assets	(996)	(677)	(2,983)	(2,082)
Operating net income (non-GAAP)	$67,037	$58,074	$189,628	$165,497

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2026	2025	2026	2025
Operating diluted earnings per share (non-GAAP)
Diluted earnings per share (GAAP)	$1.16	$1.04	$3.39	$2.94
Acquisition expenses	0.00	0.01	0.02	0.02
Tax effect of acquisition expenses	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	1.16	1.05	3.41	2.96
Acquisition-related contingent consideration adjustments	0.00	0.00	0.00	0.00
Tax effect of acquisition-related contingent consideration adjustments	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	1.16	1.05	3.41	2.96
Restructuring expenses	0.00	0.00	0.00	0.03
Tax effect of restructuring expenses	0.00	0.00	0.00	(0.01)
Subtotal (non-GAAP)	1.16	1.05	3.41	2.98
Litigation accrual	0.00	0.00	0.01	0.00
Tax effect of litigation accrual	0.00	0.00	0.00	0.00
Subtotal (non-GAAP)	1.16	1.05	3.42	2.98
Loss (gain) on investment securities	0.05	0.00	(0.03)	(0.01)
Tax effect of loss (gain) on investment securities	(0.01)	0.00	0.01	0.00
Subtotal (non-GAAP)	1.20	1.05	3.40	2.97
Amortization of intangible assets	0.08	0.06	0.24	0.19
Tax effect of amortization of intangible assets	(0.01)	(0.02)	(0.06)	(0.04)
Operating diluted earnings per share (non-GAAP)	$1.27	$1.09	$3.58	$3.12

Return on assets
Net income (GAAP)	$61,304	$55,088	$179,856	$156,033
Average total assets	17,629,657	16,755,095	17,573,765	16,596,221
Return on assets (GAAP)	1.38%	1.30%	1.37%	1.26%

Operating return on assets (non-GAAP)
Operating net income (non-GAAP)	$67,037	$58,074	$189,628	$165,497
Average total assets	17,629,657	16,755,095	17,573,765	16,596,221
Operating return on assets (non-GAAP)	1.51%	1.38%	1.44%	1.33%

Return on equity
Net income (GAAP)	$61,304	$55,088	$179,856	$156,033
Average total equity	2,057,528	1,881,116	2,035,593	1,834,266
Return on equity (GAAP)	11.82%	11.62%	11.81%	11.37%

Operating return on equity (non-GAAP)
Operating net income (non-GAAP)	$67,037	$58,074	$189,628	$165,497
Average total equity	2,057,528	1,881,116	2,035,593	1,834,266
Operating return on equity (non-GAAP)	12.93%	12.25%	12.45%	12.06%

Net interest margin
Net interest income	$143,544	$128,165	$417,400	$373,125
Total average interest-earning assets	16,090,316	15,393,114	16,048,318	15,283,503
Net interest margin	3.54%	3.30%	3.48%	3.26%

Net interest margin (FTE) (non-GAAP)
Net interest income	$143,544	$128,165	$417,400	$373,125
Fully tax-equivalent adjustment (non-GAAP)	1,010	880	2,753	2,658
Fully tax-equivalent net interest income (non-GAAP)	144,554	129,045	420,153	375,783
Total average interest-earning assets	16,090,316	15,393,114	16,048,318	15,283,503
Net interest margin (FTE) (non-GAAP)	3.56%	3.33%	3.50%	3.29%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2026	2025	2026	2025
Operating noninterest revenues (non-GAAP)
Noninterest revenues (GAAP)	$83,747	$78,887	$246,332	$229,431
Loss (gain) on investment securities	2,916	(236)	(1,393)	(480)
Total operating noninterest revenues (non-GAAP)	$86,663	$78,651	$244,939	$228,951

Operating noninterest expenses (non-GAAP)
Noninterest expenses (GAAP)	$141,030	$128,319	$411,799	$382,711
Acquisition expenses	(206)	(747)	(870)	(815)
Acquisition-related contingent consideration adjustments	0	0	103	0
Restructuring expenses	0	0	0	(1,525)
Litigation accrual	0	0	(335)	50
Amortization of intangible assets	(4,325)	(3,258)	(12,979)	(10,109)
Total operating noninterest expenses (non-GAAP)	$136,499	$124,314	$397,718	$370,312

Operating revenues (non-GAAP)
Net interest income (GAAP)	$143,544	$128,165	$417,400	$373,125
Noninterest revenues (GAAP)	83,747	78,887	246,332	229,431
Total revenues (GAAP)	227,291	207,052	663,732	602,556
Loss (gain) on investment securities	2,916	(236)	(1,393)	(480)
Total operating revenues (non-GAAP)	$230,207	$206,816	$662,339	$602,076

Noninterest revenues/total revenues
Total noninterest revenues (GAAP) – numerator	$83,747	$78,887	$246,332	$229,431
Total revenues (GAAP) – denominator	227,291	207,052	663,732	602,556
Noninterest revenues/total revenues (GAAP)	36.8%	38.1%	37.1%	38.1%

Operating noninterest revenues/operating revenues (FTE) (non-GAAP)
Total operating noninterest revenues (non-GAAP) – numerator	$86,663	$78,651	$244,939	$228,951
Total operating revenues (non-GAAP)	230,207	206,816	662,339	602,076
Fully tax-equivalent adjustment (non-GAAP)	1,010	880	2,753	2,658
Total operating revenues (FTE) (non-GAAP) – denominator	231,217	207,696	665,092	604,734
Operating noninterest revenues/operating revenues (FTE) (non-GAAP)	37.5%	37.9%	36.8%	37.9%

Efficiency ratio (GAAP)
Total noninterest expenses (GAAP) – numerator	$141,030	$128,319	$411,799	$382,711
Total revenues (GAAP) – denominator	227,291	207,052	663,732	602,556
Efficiency ratio (GAAP)	62.0%	62.0%	62.0%	63.5%

Operating efficiency ratio (non-GAAP)
Total operating noninterest expenses (non-GAAP) – numerator	$136,499	$124,314	$397,718	$370,312
Total operating revenues (FTE) (non-GAAP) – denominator	231,217	207,696	665,092	604,734
Operating efficiency ratio (non-GAAP)	59.0%	59.9%	59.8%	61.2%

Return on tangible equity (non-GAAP)
Net income (GAAP)	$61,304	$55,088	$179,856	$156,033
Amortization of intangible assets, net of tax	3,329	2,581	9,996	8,027
Net income, excluding amortization of intangible assets (non-GAAP)	64,633	57,669	189,852	164,060
Average shareholders’ equity	2,057,528	1,881,116	2,035,593	1,834,266
Average goodwill and intangible assets, net	(964,275)	(897,943)	(950,548)	(899,287)
Average deferred taxes on goodwill and intangible assets, net	45,728	44,233	44,794	44,374
Average tangible common equity (non-GAAP)	1,138,981	1,027,406	1,129,839	979,353
Return on tangible equity (non-GAAP)	22.51%	22.27%	22.47%	22.40%

Operating return on tangible equity (non-GAAP)
Operating net income (non-GAAP)	$67,037	$58,074	$189,628	$165,497
Average tangible common equity (non-GAAP)	1,138,981	1,027,406	1,129,839	979,353
Operating return on tangible equity (non-GAAP)	23.35%	22.43%	22.44%	22.60%

	September 30,	December 31,	September 30,
(000’s omitted)	2026	2025	2025
Total tangible assets (non-GAAP)
Total assets (GAAP)	$17,787,973	$17,303,296	$16,957,804
Goodwill and intangible assets, net	(967,421)	(942,716)	(899,967)
Deferred taxes on goodwill and intangible assets, net	45,582	43,905	44,130
Total tangible assets (non-GAAP)	$16,866,134	$16,404,485	$16,101,967

Total tangible common equity (non-GAAP)
Shareholders’ equity (GAAP)	$2,030,585	$2,006,034	$1,938,950
Goodwill and intangible assets, net	(967,421)	(942,716)	(899,967)
Deferred taxes on goodwill and intangible assets, net	45,582	43,905	44,130
Total tangible common equity (non-GAAP)	$1,108,746	$1,107,223	$1,083,113

Shareholders’ equity-to-assets ratio at quarter end
Total shareholders' equity (GAAP) - numerator	$2,030,585	$2,006,034	$1,938,950
Total assets (GAAP) - denominator	17,787,973	17,303,296	16,957,804
Shareholders’ equity-to-assets ratio at quarter (GAAP)	11.42%	11.59%	11.43%

Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)
Total tangible common equity (non-GAAP) - numerator	$1,108,746	$1,107,223	$1,083,113
Total tangible assets (non-GAAP) - denominator	16,866,134	16,404,485	16,101,967
Tangible equity-to-tangible assets ratio at quarter end (non-GAAP)	6.57%	6.75%	6.73%

Book value (GAAP)
Total shareholders’ equity (GAAP) – numerator	$2,030,585	$2,006,034	$1,938,950
Period end common shares outstanding – denominator	52,377	52,682	52,662
Book value (GAAP)	$38.77	$38.08	$36.82

Tangible book value (non-GAAP)
Total tangible common equity (non-GAAP) – numerator	$1,108,746	$1,107,223	$1,083,113
Period end common shares outstanding – denominator	52,377	52,682	52,662
Tangible book value (non-GAAP)	$21.17	$21.02	$20.57

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of the MD&A. Management believes that the tax risk of the Company’s obligations of state and political subdivisions associated with potential future changes in statutory, judicial and regulatory actions is minimal. Treasury, agency, mortgage-backed and collateralized mortgage obligation securities issued by government agencies comprise 89.4% of the total portfolio and are currently rated Aa1 by Moody’s Investor Services and AA+ by Standard & Poor’s. Obligations of state and political subdivisions and corporate debt securities account for 10.6% of the total portfolio, of which 95.6% carry a minimum rating of A-. The Company does not have material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

The following reflects the Company's estimated NII sensitivity as compared to the base case scenario over the subsequent twelve months based on:

●	Balance sheet levels using September 30, 2026 as a starting point.

●	The model assumes the Company’s average deposit balances will increase approximately 2.6% over the next twelve months.

●	The model assumes the Company’s average earning asset balances will increase approximately 2.2% over the next twelve months, largely due to forecasted loan growth.

●	Cash flows on earning assets are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

●	The model assumes approximately $30.0 million of additional mortgage-backed security purchases over the next twelve months. Investment cash inflows will be used to fund these purchases with any excess inflows being used to pay down overnight borrowings and fund loan growth.

●	In the rising/falling rates scenarios, the prime rate, the federal funds rate, and the 3-month treasury rate are assumed to move up/down in a straight-line manner by the amounts listed below over a 12-month period. The remainder of the treasury curve normalizes to a historical shape based off a historical spread between the 3-month treasury and each point on the treasury curve, which also occurs over a 12-month period. Deposit balance and mix changes and the resultant deposit and funding betas are assumed to move in a manner that reflects the Company’s (i) long-term historical relationship between the Company’s deposit rate movement and changes in the federal funds rate, (ii) recent interest rate cycle experience, (iii) significant management judgment and (iv) other factors, including recent market behaviors of customers and competitors.

Net Interest Income Sensitivity Model

	Calculated annualized increase	Calculated annualized increase
	(decrease) in projected net interest	(decrease) in projected net interest
	income at September 30, 2026	income at September 30, 2026
Interest rate scenario	(000’s omitted)	(%)
+200 basis points	$(5,689)	(0.9)%
+100 basis points	$(3,119)	(0.5)%
-100 basis points	$1,152	0.2%
-200 basis points	$1,735	0.3%

Projected NII over the 12-month forecast period decreases in the up 100 and up 200 interest rate environments largely due to higher funding costs outpacing the higher income on loans and interest earning cash.

Projected NII increases in the down 100 and down 200 interest rate environments largely due to lower funding costs, partially offset by lower income on loans and interest earning cash.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

The Company regularly assesses the adequacy of its internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents stock purchases made during the third quarter of 2026:

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
July 1-31, 2026	564	$66.59	0	2,374,529
August 1-31, 2026	100,173	63.56	100,000	2,274,529
September 1-30, 2026	150,000	62.69	150,000	2,124,529
Total (1)	250,737	$63.05	250,000
(1)	Included in the common shares repurchased were 564 shares acquired by the Company in connection with the administration of a deferred compensation plan and 173 shares acquired by the Company in connection with the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations. These shares were not repurchased as part of the publicly announced repurchase plan described above.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a) Not applicable.

b) Not applicable.

c) Certain of the Company’s officers or directors have made elections to participate in, and are participating in, the Company’s dividend reinvestment plan, deferred compensation plans, and 401(k) plan, and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options or the settlement of restricted stock, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers informed the Company of the adoption of or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Community Financial System, Inc.

Date: November 6, 2026	/s/ Dimitar A. Karaivanov
Dimitar A. Karaivanov, President and Chief Executive Officer

Date: November 6, 2026	/s/ Marya Burgio Wlos
Marya Burgio Wlos, Executive Vice President, Treasurer and Chief Financial Officer